Form 10-Q
period 1996-03-30
WICKES LUMBER CO /DE/
filed 1996-05-14
CIK 910620

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                                               Commission File
For the Quarterly Period Ended March 30, 1996                                                  Number  0-22468



                            WICKES LUMBER COMPANY
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                                                         36-3554758
- - ---------------------------------------                                                    --------------------
(State or other jurisdiction of                                                             (I.R.S. Employer
incorporation or organization)                                                             Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois                                                        60061
- - ------------------------------------------------                                                      ---------
(Address of principal executive offices)                                                            (Zip Code)



                                  847-367-3400
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                  No  _______

As of May 1, 1996, the Registrant had 5,651,649 shares of Common Stock, par value $.01 per share, and 499,768 shares of Class B Non-Voting Common Stock, par value $.01 per share, outstanding.

                     WICKES LUMBER COMPANY AND SUBSIDIARIES

                                     INDEX


                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I.                   FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Condensed Consolidated Balance Sheets
                           March 30, 1996 (Unaudited) and
                           December 30, 1995                                                    3

                          Condensed Consolidated Statements of Earnings
                           For the three months ended March 30, 1996
                           and April 1, 1995 (Unaudited)                                        4

                          Condensed Consolidated Statements of Cash Flows
                           For the three months ended March 30, 1996
                           and April 1, 1995 (Unaudited)                                        5

                          Notes to Condensed Consolidated
                           Financial Statements (Unaudited)                                     6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                                       10

PART II.

         Item 1.           Legal Proceedings                                                   15

         Item 6.           Exhibits and Reports on Form 8-K                                    15

                     WICKES LUMBER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (in thousands except share data)


                                                                       MARCH 30,                DECEMBER 30,
                            ASSETS                                       1996                       1995
                                                                   -------------                -------------
    Current assets:
        Cash                                                         $     2,321                  $        87
        Accounts receivable, less allowance for doubtful
          accounts of $9,503 in 1996 and $8,208 in 1995                   60,858                       81,792
        Inventory                                                        103,029                      110,639
        Deferred tax asset                                                25,906                       25,906
        Prepaid expenses                                                   3,738                        1,051
                                                                    -------------                -------------
          Total current assets                                           195,852                      219,475
                                                                    -------------                -------------
    Property, plant and equipment, net                                    53,796                       56,545
    Trademark (net of accumulated amortization of
        $9,885 in 1996 and $9,830 in 1995)                                 7,115                        7,170
    Deferred tax asset                                                       250                          250
    Other assets (net of accumulated amortization of
        $5,030 in 1996 and $4,464 in 1995)                                17,958                       19,075
                                                                    -------------                -------------
                                                                         274,971                      302,515
                                                                    =============                =============


             LIABILITIES & STOCKHOLDERS' EQUITY

    Current liabilities:
        Current maturities of long-term debt                         $       328                  $       424
        Accounts payable                                                  38,776                       41,457
        Accrued liabilities                                               31,181                       37,972
                                                                    -------------                -------------
          Total current liabilities                                       70,285                       79,853
                                                                    -------------                -------------

    Long-term debt, less current maturities                              193,338                      205,221
    Other long-term liabilities                                            2,378                        2,312
    Commitments and contingencies (Note 5)

    Common stockholders' equity:
        Common stock, par value $.01 (6,147,668 and
           6,143,473 shares issued and outstanding in
           1996 and 1995, respectively)                                       61                           61
        Additional paid-in capital                                        76,786                       76,772
        Accumulated deficit                                              (67,877)                     (61,704)
                                                                    -------------                -------------
                                                                           8,970                       15,129
                                                                    -------------                -------------
         Total common stockholders' equity                               274,971                      302,515
                                                                    =============                =============

  The accompanying notes are an integral part of the Condensed Consolidated
                             Financial Statements.

                     WICKES LUMBER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                    (in thousands except share and per share


                                                                          THREE MONTHS ENDED
                                                            ------------------------------------------
                                                               MARCH 30,                     APRIL 1,
                                                                 1996                          1995
                                                              ----------                   -----------
    Net sales                                                 $  152,508                   $   191,704
    Cost of sales                                                117,578                       146,147
                                                              ----------                   -----------
        Gross profit                                              34,930                        45,557
                                                              ----------                   -----------

    Selling, general and administrative expenses                  37,049                        46,889
    Depreciation, goodwill and trademark amortization              1,432                         1,426
    Other operating income                                          (888)                       (1,066)
                                                              ----------                   -----------
                                                                  37,593                        47,249
                                                              ----------                   -----------

        Loss from operations                                      (2,663)                       (1,692)
    Interest expense                                               5,706                         5,967
    Equity in loss of affiliated company                           1,058                            -
                                                              ----------                   -----------

        Loss before provision for income taxes                    (9,427)                       (7,659)
    Provision for income taxes                                    (3,253)                       (3,043)
    Minority interest in subsidiaries                                  -                           (18)
                                                              ----------                   -----------

        Net loss                                              $   (6,174)                  $    (4,598)
                                                              ==========                   ===========



    Loss per common share                                     $    (1.00)                  $     (0.75)
                                                              ==========                   ===========



    Weighted average common shares outstanding                 6,159,261                     6,136,155
                                                              ==========                   ===========





   The accompanying notes are an integral part of the Condensed Consolidated
                             Financial Statements.

                     WICKES LUMBER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)


                                                                                                 THREE MONTHS ENDED
                                                                                       ---------------------------------------
                                                                                        MARCH 30,                   APRIL 1,
                                                                                          1996                        1995
                                                                                       -----------                ------------
    Cash flows from operating activities:
      Net loss                                                                         $   (6,174)                $   (4,598)
      Adjustments to reconcile net loss to
           net cash used in operating activities:
      Depreciation expense                                                                  1,402                       1,326
      Amortization of trademark                                                                55                          55
      Amortization of goodwill                                                                 57                          44
      Amortization of deferred financing and other intangibles                                509                         469
      Provision for doubtful accounts                                                       1,295                       1,417
      Minority interest                                                                        -                          (18)
      Gain on sale of assets                                                                 (185)                        (29)
      Changes in assets and liabilities (net of effects
        from acquisitions):
          Decrease in accounts receivable                                                  19,639                       13,877
          Decrease/(increase) in inventory                                                  7,610                       (6,588)
          Decrease in accounts payable and
            accrued liabilities                                                            (9,405)                      (7,498)
          Increase in other assets                                                         (2,136)                      (4,688)
                                                                                     ------------                 ------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    12,667                       (6,231)
                                                                                     ------------                 ------------
     Cash flows from investing activities:
      Purchases of property, plant and equipment                                             (139)                      (1,786)
      Proceeds from sales of property, plant and equipment                                  1,671                           45
                                                                                     ------------                 ------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     1,532                       (1,741)
                                                                                     ------------                 ------------
    Cash flows from financing activities:
        Net borrowing (repayment) under revolving line of credit                          (11,809)                       5,468
        Increases (reductions) of note payable                                               (170)                          45
        Proceeds from issuance of common stock                                                 14                          538
                                                                                     ------------                 ------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (11,965)                       6,051
                                                                                     ------------                 ------------
    NET INCREASE (DECREASE) IN CASH                                                         2,234                       (1,921)
    Cash at beginning of period                                                                87                        2,037
                                                                                     ------------                 ------------
    CASH AT END OF PERIOD                                                            $      2,321                 $        116
                                                                                     ============                 ============
    Supplemental schedule of cash flow information:
         Interest paid                                                                $     2,564                  $     2,534
         Income taxes paid                                                                    122                          646



   The accompanying notes are an integral part of the Condensed Consolidated
                             Financial Statements.

                     WICKES LUMBER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Basis of Financial Statement Presentation


         The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Lumber Company and all its wholly-owned and majority-owned subsidiaries (the "Company"), except for Riverside International Corporation ("RIC"), the investment in which is recorded under the equity method because control is likely to be temporary and to be lost in the near term. In the first three quarters of 1995, RIC was reported on a consolidated basis.

         The condensed consolidated balance sheet as of March 30, 1996, the condensed consolidated statements of earnings for the three-month periods ended March 30, 1996 and April 1, 1995, and the condensed consolidated statements of cash flows for the three-month period ended March 30, 1996 and April 1, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 30, 1996 and for all periods presented have been made. The results for the three month periods ended March 30, 1996 and April 1, 1995 are not necessarily indicative of the results to be expected for the full year or for any interim period.

         The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995 (the "1995 Form 10-K"), filed with the Securities and Exchange Commission.

         Reclassifications

         Certain reclassifications have been made to the first quarter condensed consolidated statement of cash flows to more appropriately reflect changes in the provision for doubtful accounts and the increase in accounts receivable.

         Share Data

         During the three-month period ended March 30, 1996 warrants for 1,534 shares of Common Stock were exercised. These warrants were held by present and former management employees of the Company. In addition, during this period the Company issued 2,662 shares of Common Stock to its board of directors as compensation.


2.       LONG-TERM DEBT


         Long-term debt is comprised of the following at March 30, 1996 (in thousands):

             Revolving line of credit . . . . . . . . . . . . . . . . . . .          $  93,212
             Senior subordinated notes  . . . . . . . . . . . . . . . . . .            100,000
             Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                454
             Less current maturities  . . . . . . . . . . . . . . . . . . .               (328)
                                                                                    ----------
             Total long-term debt . . . . . . . . . . . . . . . . . . . . .         $  193,338
                                                                                    ==========

         The revolving credit agreement was amended and restated in its entirety on March 12, 1996. Among other things, the amendment and restatement
(i) extended the term of the facility 15 months to January 1998, (ii) reduced the maximum borrowing limit $15 million to $130 million, (iii) modified certain covenants, including changes to accommodate the Company's fourth quarter 1995 restructuring charge, (iv) required the temporary addition of approximately $12 million of real estate collateral and (v) required the completion by July 31, 1996 of the receipt from Riverside Group, Inc. of $10 million from the sale of equity securities of the Company.

         Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing, at March 30, 1996, was $12,825,000.


3.       INCOME TAXES

         The provision for income taxes for the first three months of 1996 was a benefit of $3.3 million compared to a benefit of $3.0 million for the first three months of 1995. An effective tax rate of 38.5% was used to calculate income taxes for the first quarter of 1996 compared with an effective rate of 39.7% for the first quarter of 1995. In addition to the effective rate used, state franchise taxes were calculated separately and are included in the benefit reported.

4.       RIVERSIDE INTERNATIONAL CORPORATION


         On February 21, 1996, the Company and its RIC subsidiary entered into an agreement with two investment funds. Pursuant to this agreement, the two funds are each to invest $5 million in this subsidiary and are each to receive a 25% equity interest, with the Company retaining an interest slightly less than 50% and the subsidiary's management receiving the balance of the equity.

         A total of $4 million of the funds' investment has been advanced to RIC as a loan, which is to be converted to equity upon funding of the remaining $6 million, which is to occur upon satisfaction of certain conditions, including among other things the resolution of certain legal matters and the achieving of specified operational levels.

         As of March 30, 1996, RIC has controlling interests in two companies engaged in lumber-related businesses in Russia. The investment in RIC is recorded under the equity method.


5.       COMMITMENTS AND CONTINGENCIES

         At March 30, 1996, the Company had accrued approximately $960,000 (included in accrued liabilities at March 30, 1996) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

         Many of the building center facilities presently and formerly operated by the Company and its predecessor contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $2.1 million of costs, net of recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.

         In February 1994, the Company was notified that a stock certificate representing 103,922 shares of Common Stock that had been previously reported as lost and that had been reissued and transferred to an affiliate of the Company may in fact not have been lost but instead previously transferred by the original owner to a third party. In connection with the reissuance of the allegedly lost stock certificate, the Company examined its records, found no information concerning a possible prior transfer of the stock certificate, and received an indemnity from the original owner. If both transferees are determined to be bona fide purchasers, both may be entitled to ownership of the 103,922 shares, which would result in a corresponding increase in the number of outstanding shares of Common Stock. In such a case, the Company believes it would be entitled to indemnity from the original owner, which could be utilized to purchase and retire an equivalent number of shares. If either of the purported transferees is determined not to be a bona fide purchaser, its certificate would be canceled. Litigation has commenced in which, among other things, the Company is seeking indemnity and a declaratory judgment concerning the rights and obligations of the various parties and the original owner is disputing its obligation to indemnify the Company.

         At March 30, 1996, the Company's investment in RIC was $3.5 million. This investment entails significant inherent risks, including expropriation, legal, currency, crime, management, labor, weather and other operational risks.

         The Company is one of many defendants in 164 actions, each of which seeks unspecified damages, brought in 1993, 1994 and 1995 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. All of the plaintiffs in these actions are represented by the same counsel. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

         On November 3, 1995, a complaint was filed against the Company, its directors and Riverside Group, Inc. seeking to enjoin or to obtain damages with respect to the Company's agreement to issue two million newly-issued shares of common stock to Riverside Group, Inc. for $10 million (see Item 1. Legal Proceedings).

         In the opinion of management, the potential liability in excess of amounts accrued for the above matters would not materially affect its financial condition or results of operations.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.


                             RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all building centers and component manufacturing facilities operated by the Company, including those subsequently closed or sold.




                                                                   THREE MONTHS ENDED
                                                                ---------------------------
                                                                MARCH 30,           APRIL 1,
                                                                  1996                1995
                                                                ---------           --------
    Net sales                                                     100.0%             100.0%
    Gross profit                                                   22.9%              23.8%
    Selling, general and
      administrative expense                                       24.3%              24.5%
    Depreciation, goodwill and
      trademark amortization                                        0.9%               0.7%
    Other operating income                                         (0.6)%             (0.5)%
    Loss from operations                                           (1.7)%             (0.9)%


Net Earnings

         The Company's first quarter has historically been adversely affected by seasonal decreases in building and construction activity in the Northeast and Midwest resulting from winter weather conditions. In the first quarter of 1996, the Northeast experienced record snowfalls which slowed construction in this area of the country.

         The net loss for the three months ended March 30, 1996 was $6,174,000 compared with $4,598,000 for the three months ended April 1, 1995. The decrease for the three-month period primarily results from lower sales, reduced gross profit margins, and equity in loss of affiliated company, partially offset by decreased selling, general and administrative expenses ("SG&A").

                   THREE MONTHS ENDED MARCH 30, 1996 COMPARED
                   WITH THE THREE MONTHS ENDED APRIL 1, 1995


Net Sales

         Net sales for the first quarter of 1996 decreased 20.4% to $152.5 million from $191.7 million for the first quarter of 1995. Same store sales declined 14.5% compared with the same period last year. The Company believes that the decrease in same store sales is primarily attributable to severe weather conditions, a slowdown in residential construction and deflation in lumber prices. The Company estimates that deflation in lumber prices accounted for a decrease in total sales of approximately 5.6%, or $8.5 million. The Company's program to reduce the number of under-performing building centers was also a major cause of the 1996 sales decline compared with 1995. The Company currently operates 110 building centers, 20 fewer than in the first quarter of 1995.


Gross Profit

         1996 first quarter gross profit decreased to $34.9 million from $45.6 million for the first quarter of 1995, a 23.3% decrease. Gross profit as a percent of sales decreased to 22.9% of sales for the first quarter of 1996 from 23.8% in 1995. The decline in gross profit as a percent of sales is primarily attributable to the Company's continued emphasis on sales to the professional builder, resulting in an increase in the portion of the Company's sales comprised of lower margin commodity products, and to a lesser extent a program to reduce the amount of excess and slow-moving inventory . The Company also estimates the decline in lumber prices during the first quarter of 1996, compared with the first quarter of 1995, resulted in a decrease of approximately $1.4 million in total gross profit.


Selling, General and Administrative Expense

         SG&A expense decreased to 24.3% of net sales in the first quarter of 1996 compared with 24.5% of net sales in the first quarter of 1995. The slowdown in new residential construction activity and deflation in lumber prices have made it difficult for the Company to reduce expense levels to match the decrease in total sales. Nevertheless, in spite of its 20.4% total sales decline for the first quarter the Company was able to reduce its total SG&A expense by 21.0%, as a result of cost reductions affected pursuant to the Company's restructuring plan begun in December 1995 and previous cost reduction actions.

         Total salaries, wages and employee benefits decreased, as a percent of sales, by 0.1%. As of March 31, 1996, the Company had 3,511 full time and part time employees, down 23% from March 1995. As a percent of sales, the Company also experienced decreases in bad debt, travel, postage and office supplies and marketing expenses, partially offset by increases in utilities, rentals, and delivery.


Depreciation, Goodwill and Trademark Amortization

         Depreciation, goodwill and trademark amortization remained relatively unchanged at $1.4 million for the first quarters of 1996 and 1995.


Other Operating Income

         Other operating income for the first quarter 1996 was $0.8 million. This was relatively unchanged, as a percent of sales, when compared with the $1.1 million recorded for the same period in 1995.


Interest Expense

         In the first quarter of 1996 interest expense decreased 4.4% to $5.7 million from $6.0 million in the first quarter of 1995. This change reflects a $14.8 million decrease in average borrowings on the Company's revolving credit facility. The effective borrowing rate on total long term debt for the first quarter increased 20 basis points from the first quarter of 1995.
Approximately 96% of the Company's first quarter average borrowings on its revolving credit facility were LIBOR-based.


Equity in Loss of Affiliated Company

         In the first quarter of 1996, the Company recorded a loss of $1.1 million with respect to its investment in its subsidiary engaged in operations in Russia. In the first quarter of 1995 the Company recorded a loss of $0.3 million, recorded on a consolidated basis, with respect to this subsidiary.


Provision for Income Taxes

         An effective tax rate of 38.5% was used to calculate income taxes for the first quarter of 1996 compared with an effective rate of 39.7% for the first quarter of 1995. In addition to the effective rate used, state franchise taxes were calculated separately and are included in the benefit reported.

                        LIQUIDITY AND CAPITAL RESOURCES


         The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

         The first three months of the year historically have generated negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its accounts receivable and inventory levels during the first quarter to meet the anticipated increase in sales. However, for the reasons discussed below, in the first three months of 1996, net cash provided by operating activities amounted to $12.7 million. This compares favorably with cash used in operating activities of $6.2 million during the first three months of 1995. These funds were used to decrease borrowings under the Company's revolving line of credit by $11.8 million. At the end of the first quarter of 1996 total borrowings under the revolving line of credit were $20.9 million lower than at the end of the first quarter of 1995.

         The Company's accounts receivable balance at the end of the first quarter of 1996 decreased $21.5 million when compared to the first quarter of 1995, a decrease of 26.1%. Adjusting for building centers acquired, consolidated and closed since the beginning of 1995, the Company estimates that comparable accounts receivable were down 23.3%. This decrease is primarily a result of reduced sales for the first quarter of 1996 when compared with 1995 and to a lesser extent improved collections at recently acquired building centers.

         Inventory at the end of the first quarter of 1996 was $27.6 million, or 21.2%, lower than at the end of the first quarter of 1995. Approximately $17.5 million of this reduction is attributable to inventory disposed from building centers closed in 1995. The Company's inventory control processes and the decrease in commodity lumber prices in the first quarter of 1996, compared with the first quarter of 1995, are primarily responsible for the remainder of the inventory reduction.

         The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling of building centers and component manufacturing facilities, and the purchase of equipment and management information systems. In the first three months of 1996 the Company spent $0.1 million on capital expenditures. The Company expects to spend approximately $4 million for all of 1996. Under the Company's bank revolving credit agreement, as amended, capital expenditures during 1996 are limited to $6 million plus any portion of 1995's capital expenditures that were not spent. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

        The Company maintained excess availability under its revolving line of credit, throughout the quarter. Under the current terms of the Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At April 27, 1996, $99.3 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $15.6 million.

        On January 11, 1996, the Company entered into a definitive agreement (the "Riverside agreement") with Riverside Group, Inc. ("Riverside") that provides for the acquisition by Riverside of 2 million newly-issued shares of the Company's common stock for $10 million in cash. The transaction is expected to be completed prior to July 31, 1996. Should the sale to Riverside not occur, the Company could be required to obtain a waiver of the requirement contained in its revolving credit facility that this transaction be completed by such date.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

         On November 3, 1995, a complaint styled Morris Wolfson v. J. Steven Wilson, Kenneth M. Kirschner, Albert Ernest, Jr., Claudia B. Slacik, Jon F. Hanson, Robert E. Mulcahy, Frederick H. Schultz, Wickes Lumber Company and Riverside Group, Inc. was filed in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the transaction contemplated by the Riverside Agreement is unfair and constitutes a waste of assets and that the Company's directors in connection with the transaction breached their fiduciary duties. The amended complaint, among other things, seeks on behalf of a purported class of the Company's shareholders to enjoin, or to obtain damages with respect to, the transaction.


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 11.01 Statement regarding computation of
                       earnings per share.

                 27.1  Financial data schedule.

         (b)     Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K dated January 11, 1996, reporting under Item 5. Other Events a definitive agreement that provides for the sale to Riverside Group, Inc. of 2 million newly-issued shares of the registrant's Common Stock.

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       WICKES LUMBER COMPANY




                                       By:     /s/ J. Steven Wilson
                                          ----------------------------------
                                          J. Steven Wilson
                                          Chairman and Chief Executive
                                          Officer



                                       By:     /s/ Douglas J. Woods
                                          ----------------------------------
                                          Douglas J. Woods
                                          President and Chief Operating
                                          Officer



                                       By:     /s/ George A. Bajalia
                                          ----------------------------------
                                          George A. Bajalia
                                          Senior Vice President and Chief
                                          Financial Officer



Date:  May 14, 1996