Form 10-Q
period 1996-06-29
WICKES LUMBER CO /DE/
filed 1996-08-13
CIK 910620

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                                                  Commission File
For the Quarterly Period Ended June 29, 1996      Number  0-22468
                               --------------             -------


                    WICKES LUMBER COMPANY
           ---------------------------------------------
     (Exact name of registrant as specified in its charter)


               Delaware                            36-3554758
- ---------------------------------------       ------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois          60061
- -------------------------------------------------       --------
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

                                   Yes   X        No
                                       ------          ------

As  of  August  1, 1996, the Registrant had 7,655,339  shares  of
Common Stock, par value $.01 per share, and 499,768 shares of Class B Non-Voting Common Stock, par value $.01 per share, outstanding.

               WICKES LUMBER COMPANY AND SUBSIDIARIES

                             INDEX
                             -----

                                                             Page
                                                           Number
                                                           ------

PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
                June 29, 1996 (Unaudited) and
                December 30, 1995                             3

               Condensed Consolidated Statements of Operations
                For the three months and six months ended
                June 29, 1996 and July 1, 1995 (Unaudited)    4

               Condensed Consolidated Statements of Cash Flows
                For the six months ended June 29, 1996
                and July 1, 1995 (Unaudited)                  5

               Notes to Condensed Consolidated
                Financial Statements (Unaudited)              6

     Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                10


PART II.       OTHER INFORMATION

     Item 5.        Other Information                        18

     Item 6.        Exhibits and Reports on Form 8-K         18

                 WICKES LUMBER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                   (in thousands except share data)


                                                                            June 29,      December 30,
                                ASSETS                                        1996            1995
                                                                          ----------     ------------
Current assets:
    Cash                                                                 $     2,582  $            87
    Accounts receivable, less allowance for doubtful
      accounts of $5,776 in 1996 and $8,208 in 1995                           87,567           81,792
    Inventory                                                                110,672          110,639
    Deferred tax asset                                                        25,906           25,906
    Prepaid expenses                                                           3,224            1,051
                                                                           ----------     ------------
        Total current assets                                                 229,951          219,475
                                                                           ----------     ------------
Property, plant and equipment, net                                            52,964           56,545
Trademark (net of accumulated amortization of
    $9,941 in 1996 and $9,830 in 1995)                                         7,059            7,170
Deferred tax asset                                                               250              250
Other assets (net of accumulated amortization of
    $5,523 in 1996 and $4,464 in 1995)                                        17,013           19,075
                                                                           ----------     ------------
                                                                             307,237          302,515
                                                                           ==========     ============

                  LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                 $       211  $           424
    Accounts payable                                                          53,277           41,457
    Accrued liabilities                                                       31,306           37,972
                                                                           ----------     ------------
      Total current liabilities                                               84,794           79,853
                                                                           ----------     ------------

Long-term debt, less current maturities                                      199,330          205,221
Other long-term liabilities                                                    2,444            2,312
Commitments and contingencies (Note 5)

Common stockholders' equity:
    Common stock, par value $.01 (8,152,184 and 6,143,473 shares
       issued and outstanding in 1996 and 1995, respectively)                     82               61
    Additional paid-in capital                                                86,585           76,772
    Accumulated deficit                                                     (65,998)         (61,704)
                                                                           ----------     ------------
                                                                              20,669           15,129
                                                                           ----------     ------------
     Total common stockholders' equity                                       307,237          302,515
                                                                           ==========    ============


         The  accompanying  notes are an integral part of the Condensed Consolidated Financial Statements.

                                3

                                WICKES LUMBER COMPANY AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                             (in thousands except share and per share data)




                                                                   Three Months Ended            Six Months Ended
                                                               -------------------------     ------------------------
                                                               June 29,        July 1,       June 29,       July 1,
                                                                1996           1995          1996           1995
                                                               ---------       ---------     ---------      ---------

Net sales                                                 $     228,773  $      272,791  $    381,281  $     464,495
Cost of sales                                                   177,564         208,855       295,142        355,002
                                                               ---------       ---------     ---------      ---------
    Gross profit                                                 51,209          63,936        86,139        109,493
                                                               ---------       ---------     ---------      ---------

Selling, general and administrative expenses                     41,512          53,998        78,561        100,887
Depreciation, goodwill and trademark amortization                 1,338           1,448         2,770          2,874
Other operating income                                          (1,647)          (1,800)       (2,535)        (2,866)
                                                               ---------       ---------     ---------      ---------
                                                                 41,203          53,646        78,796        100,895
                                                               ---------       ---------     ---------      ---------
    Income from operations                                       10,006          10,290         7,343          8,598
Interest expense                                                  5,466           6,192        11,172         12,159
Equity in loss of affiliated company                                872               -         1,930              -
                                                               ---------       ---------     ---------      ---------

    Income/(Loss) before provision for income taxes               3,668           4,098        (5,759)        (3,561)
Provision for income taxes                                        1,787           1,640        (1,466)        (1,403)
Minority interest in subsidiaries                                     -             (12)             -           (30)
                                                               ---------       ---------     ---------     ---------

    Net Income/(loss)                                     $       1,881  $        2,470  $     (4,293)  $     (2,128)
                                                               =========       =========     =========     =========

Income/(Loss) per common share                            $        0.29  $         0.40  $      (0.68)  $      (0.35)
                                                               =========       =========     =========     =========

Weighted average common shares outstanding                     6,383,352       6,156,049     6,271,307     6,146,102
                                                               =========       =========     =========     =========

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                4

               WICKES LUMBER COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                           (in thousands)

                                                                                Six Months Ended
                                                                            ---------      ---------
                                                                             June 29,       July 1,
                                                                               1996           1995
                                                                            ---------      ---------

Cash flows from operating activities:
  Net loss                                                             $      (4,294)  $    (2,128)
  Adjustments to reconcile net loss to
       net cash used in operating activities:
    Depreciation expense                                                       2,622         2,667
    Amortization of trademark                                                    111           111
    Amortization of goodwill                                                     119            96
    Amortization of deferred financing and other intangibles                     899           939
    Provision for doubtful accounts                                           (2,432)        3,000
    Minority interest                                                              -           (30)
    Gain on sale of assets                                                      (235)          (90)
    Changes in assets and liabilities (net of effects
      from acquisitions):
        Increase in accounts receivable                                       (3,343)      (13,209)
        Decrease/(increase) in inventory                                         (33)        1,185
        Increase in accounts payable and
          accrued liabilities                                                  5,287         1,935
        Increase in other assets                                              (1,129)       (4,748)
                                                                            ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES                                         (2,428)      (10,272)
                                                                            ---------     ---------
 Cash flows from investing activities:
  Purchases of property, plant and equipment                                  (1,997)       (3,141)
  Payments for acquisitions                                                        -        (8,922)
  Proceeds from sales of property, plant and equipment                         3,190           572
                                                                            ---------     ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            1,193       (11,491)
                                                                            ---------     ---------

Cash flows from financing activities:
    Net borrowing (repayment) under revolving line of credit                  (5,780)       22,447
    Reductions of note payable                                                  (324)         (244)
    Issuance of common stock                                                      21             -
    Proceeds from issuance of common stock                                     9,813           556
                                                                            ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      3,730        22,759
                                                                            ---------      ---------
NET INCREASE IN CASH                                                           2,495           996
Cash at beginning of period                                                       87         2,037
                                                                            ---------      ---------
CASH AT END OF PERIOD                                                  $       2,582  $      3,033
                                                                            =========      =========
Supplemental schedule of cash flow information:
     Interest paid                                                     $      10,345  $     11,319
     Income taxes paid                                                           498         1,291


The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                5

              WICKES LUMBER COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------------------

   Basis of Financial Statement Presentation
   ------------------------------------------

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

    The condensed consolidated balance sheet as of June 29, 1996, the condensed consolidated statements of operations for the three-month and six-month periods ended June 29, 1996 and July 1, 1995, and the condensed consolidated statements of cash flows for the six-month period ended June 29, 1996 and July 1, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 29, 1996 and for all periods presented have been made. The results for the six-month periods ended June 29, 1996 and July 1, 1995 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

   Share Data
   -----------

    On June 20, 1996 the Company sold 2,000,000 newly-issued shares of Common Stock to Riverside Group, Inc. This event was disclosed in a Form 8-K , filed on June 27, 1996 and amended on Form 8-K/A filed on July 24, 1996. The Company also issued 5,643 shares of Common Stock to members of its board of directors as compensation during the six-months ended June 29, 1996. In addition, warrants held by present and former management employees of the Company were exercised for 3,068 shares of Common Stock.


2. LONG-TERM DEBT
   ---------------

    Long-term debt is comprised of the following at June 29, 1996
(in thousands):


         Revolving line of credit              $   99,241
         Senior subordinated notes                100,000
         Other                                        300
         Less current maturities                     (211)
                                                 ---------
         Total long-term debt                  $  199,330
                                                ==========


   The revolving credit agreement was amended and restated in its entirety on March 12, 1996. Among other things, the amendment and restatement (i) extended the term of the facility 15 months to January 1998, (ii) reduced the maximum borrowing limit $15 million to $130 million and (iii) modified certain covenants, including changes to accommodate the Company's fourth quarter 1995 restructuring charge.

    Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing, at June 29, 1996 was $24,046,000.


3. INCOME TAXES
   -------------

   The provision for income taxes for the six-month period ended June 29, 1996 was a benefit of $1.5 million, compared to a benefit of $1.4 million for the six-month period ended July 1, 1995. An effective tax rate of 38.5% was used to calculate income taxes for the first half of 1996, compared with an effective rate of 39.7% for the first half of 1995. In addition to the effective rate used for 1996, state franchise taxes were calculated separately and are included in the benefit reported.

4. RIVERSIDE INTERNATIONAL CORPORATION
   ------------------------------------

    On February 21, 1996, the Company and its RIC subsidiary entered into an agreement with two investment funds. Pursuant to this agreement, the two funds are each to invest $5 million in this subsidiary and are each to receive a 25% equity interest, with the Company retaining an interest slightly less than 50% and the subsidiary's management receiving the balance of the equity.

    A total of $6 million of the funds' investment has been advanced to RIC as a loan, which is to be converted to equity upon funding of the remaining $4 million, which is to occur upon satisfaction of certain conditions, including among other things the resolution of certain legal matters and the achieving of specified operational levels.

    As  of  June 29, 1996, RIC has controlling interests  in  two
companies  engaged in lumber-related businesses in  Russia.   The
investment in RIC is recorded under the equity method.

5. COMMITMENTS AND CONTINGENCIES
   -------------------------------

    At  June  29,  1996,  the Company had  accrued  approximately
$1.0 million (included in accrued liabilities at June 29, 1996) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

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

    At  June  29, 1996, the Company's investment in RIC was  $2.6
million.   This  investment entails significant  inherent  risks,
including expropriation, legal, currency, crime, management, labor, weather and other operational risks.

    The Company is one of many defendants in approximately 150 actions, each of which seeks unspecified damages, brought in 1993, 1994, 1995, and 1996 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. All of the plaintiffs in these actions are represented by the same counsel. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

    On November 3, 1995, a complaint was filed against the Company, its directors and Riverside Group, Inc. seeking to enjoin or to obtain damages with respect to the Company's agreement to issue two million newly-issued shares of common stock to Riverside Group, Inc. for $10 million.

    In  the  opinion  of management, the potential  liability  in excess  of  amounts  accrued  for the  above  matters  would  not
materially   affect  its  financial  condition  or   results   of
operations.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 ----------------------------------------------------------------
                        RESULTS OF OPERATIONS
                        ---------------------

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


                         Three Months Ended     Six Months Ended
                         ------------------     ----------------

                         June 29,    July 1,      June 29,   July 1,
                           1996       1995         1996       1995
                          ------     ------       ------     ------

Net sales                100.0%     100.0%       100.0%     100.0%
Gross profit              22.4%      23.4%        22.6%      23.6%
Selling, general and
 administrative expense   18.1%      19.8%        20.6%      21.7%
Depreciation, goodwill and
trademark amortization     0.6%       0.5%         0.7%       0.6%
Other operating income    (0.7)%     (0.7)%       (0.6)%     (0.6)%
Income from operations     4.4%       3.8%         1.9%       1.9%

                                10

Net Earnings
- ------------

   Net income(loss) was $1,881,000 and $(4,293,000) for the three months and six months ended June 29, 1996, respectively, compared with $2,470,000 and $(2,128,000) for the three months and six months ended July 1, 1995. The decrease for the three-month period primarily results from lower sales, reduced gross profit margins, and equity in loss of affiliated company, partially offset by decreased selling, general and administrative expenses ("SG&A").


                Three Months Ended June 29, 1996 Compared with the Three Months Ended July 1, 1995

Net Sales
- ---------

    Net sales for the second quarter of 1996 decreased 16.1% to $228.8 million from $272.8 million for the second quarter of 1995. Same store sales declined 9.6% compared with the same period last year. The Company believes that the decrease in same store sales is primarily attributable to a slowdown in residential construction, severe spring rains in the midwest and a 23% reduction in sales staff. The Company estimates that deflation in lumber prices accounted for a decrease in total sales of approximately 0.8%, or $1.9 million. Same store sales to the Company's primary customer, residential and commercial builders, declined only 1.8% when compared with the second quarter of 1995. The Company's program to reduce the number of under-performing building centers was also a major cause of the 1996 sales decline compared with 1995. The Company currently operates 110 building centers, 17 fewer than at the end of the first quarter of 1995.


Gross Profit
- ------------

    1996 second quarter gross profit decreased to $51.2 million from $63.9 million for the second quarter of 1995, a 19.9% decrease. Gross profit as a percent of sales decreased to 22.4% of sales for the second quarter of 1996 from 23.4% in 1995. The decline in gross profit as a percent of sales is primarily attributable to the Company's continued emphasis on sales to the professional builder, resulting in an increase in the portion of the Company's sales comprised of lower margin commodity products, and to a lesser extent a program to reduce the amount of excess and slow-moving inventory. Sales to the professional builder, as a percent of total sales, increased to 84.1% for the second quarter of 1996 from 79.9% for the same period in 1995.


Selling, General and Administrative Expense
- --------------------------------------------

    SG&A expense decreased to 18.1% of net sales in the second quarter of 1996 compared with 19.8% of net sales in the second quarter of 1995. Despite a 16.1% total sales decline for the second quarter the Company was able to reduce its total SG&A expense by 23.1%, as a result of several cost reduction initiatives implemented since mid 1994.

    Improved credit controls at various lumber centers and good success in collecting previously reserved accounts receivable, reduced bad debt expense as a percent of sales by 1.0 %. Total salaries, wages and employee benefits decreased, as a percent of sales, by 0.8%. As of June 30, 1996, the Company had 3,854 full time and part time employees, down 18% from June 1995. As a percent of sales, the Company experienced an increase in delivery and accounts receivable collection expenses, partially offset by decreases in professional and legal fees and marketing expenses.

Depreciation, Goodwill and Trademark Amortization
- --------------------------------------------------

   Depreciation, goodwill and trademark amortization decreased to $1.3 million for the second quarter of 1996 compared with $1.4 million for the same period in 1995. This decrease is primarily due to the sale of excess facilities and equipment since March of 1996.


Other Operating Income
- -----------------------

    Other  operating income for the second quarter 1996 was  $1.6
million.   This was relatively unchanged, as a percent of  sales,
when compared with the $1.8 million recorded for the same period in 1995.


Interest Expense
- -----------------

   In the second quarter of 1996 interest expense decreased 11.7% to $5.5 million from $6.2 million in the second quarter of 1995. This change reflects a $29.5 million decrease in average borrowings on the Company's revolving credit facility. The effective borrowing rate on total long term debt for the second quarter increased 24 basis points from the second quarter of 1995. Approximately 92% of the Company's second quarter average borrowings on its revolving credit facility were LIBOR-based.


Equity in Loss of Affiliated Company
- -------------------------------------

    In the second quarter of 1996, the Company recorded a loss of $0.9 million with respect to its investment in its subsidiary engaged in operations in Russia. In the second quarter of 1995 the Company recorded a loss of $0.5 million, recorded on a consolidated basis, with respect to this subsidiary.

Provision for Income Taxes
- ---------------------------

   The Company recorded an income tax expense of $1.8 million for the second quarter of 1996 compared with $1.6 million in the second quarter of 1995. An effective tax rate of 38.5% was used to calculate income taxes for the second quarter of 1996 compared with an effective rate of 39.7% for the second quarter of 1995. In addition to the effective rate used, state franchise taxes were calculated separately and are included in the benefit reported for 1996.

   The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995, management believes that it is more likely than not that the Company will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated.


              Six Months Ended June 29, 1996 Compared
              with the Six Months Ended July 1, 1995

Net Sales
- ----------

    Net sales for the first six months of 1996 decreased 17.9% to $381.3 million from $464.5 million for the first six months of 1995. Same store sales declined 11.6% compared with the same period last year. The Company believes that the decrease in same store sales is primarily attributable to a slowdown in residential construction, deflation in lumber prices, severe weather conditions, and a 22.4% decrease in sales staff. The Company estimates that deflation in lumber prices accounted for a decrease in total sales of approximately 2.7%, or $10.4 million. Same store sales to the Company's primary customer, residential and commercial builders, declined only 3.4% when compared with the second quarter of 1995. The Company's program to reduce the number of under-performing building centers was also a major cause of the 1996 sales decline compared with 1995. The Company currently operates 110 building centers, 17 fewer than at the end of the second quarter of 1995.


Gross Profit
- -------------

    1996 first half gross profit decreased to $86.1 million from $109.5 million for the first half of 1995, a 21.3% decrease. Gross profit as a percent of sales decreased to 22.6% of sales for the first half of 1996 from 23.6% in 1995. The decline in gross profit as a percent of sales is primarily attributable to the Company's continued emphasis on sales to the professional builder, resulting in an increase in the portion of the Company's sales comprised of lower margin commodity products, and to a lesser extent a program to reduce the amount of excess and slow-moving inventory. During the first half of 1996, the percent of Company sales attributable to professional builders increased to 85.3% from 81.5% in the first half of 1995. The Company also estimates the decline in lumber prices during the first half of 1996, compared with the first half of 1995, resulted in a decrease of approximately $1.7 million in total gross profit.

Selling, General and Administrative Expense
- --------------------------------------------

   SG&A expense decreased to 20.6% of net sales in the first half of 1996 compared with 21.7% of net sales in the first half of 1995. In spite of its 17.9% total sales decline for the first half the Company was able to reduce its total SG&A expense by 22.1%, as a result of several cost reduction initiatives implemented since mid 1994.

    Bad debt expense, as a percent of sales, decreased in the first half of 1996 by .7% when compared with the first half of 1995. Total salaries, wages and employee benefits also decreased, as a percent of sales, by 0.5%. As a percent of sales, the Company also experienced smaller decreases in travel, office supplies, professional and legal fees, and marketing, offset by increases in accounts receivable collection costs, rentals and delivery expense.


Depreciation, Goodwill and Trademark Amortization
- --------------------------------------------------

   Depreciation, goodwill and trademark amortization decreased to $2.8 million in the first half of 1996 from $2.9 million in the first half of 1995. This decrease is primarily due to the sale of excess facilities and equipment since March of 1996.


Other Operating Income
- -----------------------

    Other  operating  income for the first  half  1996  was  $2.5
million.   This was relatively unchanged, as a percent of  sales,
when compared with the $2.9 million recorded for the same period in 1995.


Interest Expense
- -----------------

   In the first half of 1996 interest expense decreased 8.1% to $11.2 million from $12.2 million in the first half of 1995. This change reflects a $22.1 million decrease in average borrowings on the Company's revolving credit facility. The effective borrowing rate on total long term debt for the first half increased 22 basis points from the first half of 1995. Approximately 94% of the Company's first quarter average borrowings on its revolving credit facility were LIBOR-based.

Equity in Loss of Affiliated Company
- -------------------------------------

   In the first half of 1996, the Company recorded a loss of $1.9 million with respect to its investment in its subsidiary engaged in operations in Russia. In the first half of 1995 the Company recorded a loss of $0.8 million, recorded on a consolidated basis, with respect to this subsidiary.


Provision for Income Taxes
- ---------------------------

   The Company recorded an income tax benefit of $1.5 million for the first six months of 1996 compared with a benefit of $1.4 million in the first six months of 1995. An effective tax rate of 38.5% was used to calculate income taxes for the first half of 1996 compared with an effective rate of 39.7% for the first half of 1995. In addition to the effective rate used, state franchise taxes were calculated separately and are included in the benefit reported for 1996.

   The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995, management believes that it is more likely than not that the Company will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated.

                 LIQUIDITY AND CAPITAL RESOURCES


    The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

    The first half of the year, historically, generates negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its accounts receivable and inventory levels during the first quarter to meet the anticipated increase in sales and in the second quarter as a result of increased sales activity. In the first half of 1996, the Company utilized its revolving line of credit as well as proceeds from the sales of excess property, plant and equipment to provide funds used by operations. Net cash used in operations during the first six months of 1996 was only $2.4 million compared with $10.3 million in the first half of 1995 and $29.8 million in the first half of 1994. In the first three months of 1996, operating activities generated a positive cash flow as the Company made significant reductions in its working capital.

    The Company's accounts receivable balance at the end of the second quarter of 1996 decreased $20.4 million when compared to the second quarter of 1995, a decrease of 18.9%. Adjusting for building centers acquired, consolidated and closed since the beginning of 1995, the Company estimates that comparable accounts receivable were down 16.5%. This decrease is primarily a result of reduced sales for 1996 when compared with 1995 and improved collections at recently acquired building centers.

    Inventory at the end of the second quarter of 1996 was $19.8 million, or 15.2%, lower than at the end of the second quarter of 1995. Approximately $13.6 million of this reduction is attributable to inventory disposed from building centers closed in 1995. The Company's inventory control processes are primarily responsible for the remainder of the inventory reduction.

    On June 20, 1996, the Company sold to Riverside Group, Inc. ("Riverside") 2 million newly-issued shares of the Company's common stock for $10 million in cash. As a result of this issue, approximately $12 million in real estate was released from the total collateral required under the Company's revolving line of credit.

    The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling of building centers and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems. In the first six months of 1996 the Company spent $2.0 million on capital expenditures. The Company expects to spend approximately $4 million for all of 1996. Under the Company's bank revolving credit agreement, as amended, capital expenditures during 1996 are limited to $6 million plus any portion of 1995's capital expenditures that were not spent. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

    In April of 1996 the Company began operating a new component manufacturing facility in Elwood, IN. The operation manufactures trusses and wall panels for several of the Company's Indiana and Ohio centers. The facility is located on the site of a former Wickes Lumber center.

    Through the first six months of 1996 the Company has also generated $3.2 million from the sale of real estate for two closed lumber centers and 280 excess delivery vehicles and forklifts. This compares with only $0.6 million generated in the first six months of 1995.

   The Company maintained excess availability under its revolving line of credit, throughout the first six months of 1996. At the end of the second quarter of 1996 total borrowings under the revolving line of credit were $33.7 million lower than at the end of the second quarter of 1995. Under the current terms of the Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At July 27, 1996, $99.5 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $25.0 million.

                            PART II
                       OTHER INFORMATION


Item 5.   Other Information

      On  June  20, 1996, the Company sold 2,000,000 newly-issued shares  of Common Stock to Riverside Group, Inc.  This event  was reported  in a Current Report on Form 8-K filed on June 27,  1996 and amended on Form 8-K/A on July 24, 1996.

      On July 24, Douglas J. Woods, President of Wickes Lumber Company, announced he was leaving Wickes to pursue other interests. Mr. J. Steven Wilson, Chairman and Chief Executive Officer of the Company will re-assume the office of President.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

           10.01 Mortgage Lending Agreement between Wickes Lumber
                 Company,Inc.and Wickes Mortgage Lending,Inc. dated as of June 30, 1996.

           11.01 Statement regarding computation of earnings per share.

           27.1  Financial data schedule (SEC use only).

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated June 20, 1996, reporting under Item 5. Other Events the sale of 2 million newly-issued shares of the registrant's Common Stock to Riverside Group, Inc. for $10,000,000 in cash. An amendment to this report was filed on July 24, 1996 and included additional pro forma information under Item 7. Financial Statements and Exhibits.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WICKES LUMBER COMPANY




                         By:  /s/ J. Steven Wilson
                              ---------------------------------
                              J. Steven Wilson
                              Chairman and Chief Executive
                              Officer



                         By:  /s/ George A. Bajalia
                              ---------------------------------
                              George A. Bajalia
                              Senior Vice President and Chief
                              Financial Officer

Date:  August 13, 1996

                                                    Exhibit 10.01

                      MORTGAGE MARKETING AGREEMENT


      This Agreement made as of June 30, 1996 by and between Wickes Lumber Company, a Delaware corporation ("Wickes"), and
Wickes Mortgage Lending, Inc., a Delaware corporation ("WML")

                          WITNESSETH:

      WHEREAS, Wickes is engaged in the retail and wholesale sale and distribution of lumber and building products; and

      WHEREAS, WML is an indirect wholly-owned subsidiary of Riverside Group, Inc. engaged in mortgage lending operations;

      WHEREAS, Wickes and WML desire to jointly develop, market and implement a mortgage lending program to and through Wickes' builder customers; and

      WHEREAS, Wickes is willing to grant a sublicense to WML to use the Trademarks (as defined below) for such purpose in accordance with the terms and conditions hereof.


      NOW,  THEREFORE, in consideration of the foregoing and  for
other   good   and  valuable  consideration,  the   receipt   and
sufficiency of which are hereby acknowledged, Wickes and WML agree as follows:


                           ARTICLE I
                           Marketing
                          ----------

      1.1  Conduct of the Business by WML.
           -------------------------------
      During the term of this Agreement, WML shall use good faith efforts to market to Wickes' builder customers mortgage loans and related products and services and such other services and products as agreed to by the parties from time to time (collectively, the "Business"). WML shall maintain adequate resources to conduct the Business and perform its obligations hereunder in a manner meeting the highest industry standards, including but not limited to promptness of administrative action and courtesy to customers of Wickes. WML shall conduct the Business in accordance with all applicable laws, rules and regulations and shall use reasonable efforts to conduct the Business in such a manner that Wickes is not considered as engaging in the Business.

      1.2  Agreements of Wickes.
           ----------------------
      Wickes agrees that during the term of this Agreement it shall without charge (except as provided below):

      (a) provide such cooperation as may be necessary to enable WML to carry out the purposes of this Agreement, including but not limited to allowing WML to participate in direct mail solicitations and other marketing programs of Wickes relating to such purposes;

      (b) provide to WML customer lists and such other information on Wickes' customers as WML may reasonably request relating to such purposes;

      (c)   reasonably  endorse the Business, including  but  not
limited  to  the delivery of such letters of endorsement  of  the
Business   as  WML  may  reasonably  request  (subject   to   WML
reimbursing Wickes for paper and postage); and

      (d) use reasonable best efforts to assist WML to locate a substitute builder to complete construction of any structure subject to a mortgage included in the Business after default by the original builder and to continue on a commercially reasonable basis under the circumstances the supply of building materials for such construction.

      1.3  Cost Sharing.
          -------------
      (a) Wickes agrees to reimburse WML for those costs incurred by WML and its affiliates from January 1 through June 30, 1996, for the hiring, training, office setup and other operating costs of loan representatives with respect to the Business ("Start-up Costs"), provided that such reimbursement shall not exceed the cumulative sum shown of Wickes' Total Participation Funding on Exhibit A hereto through June 1996.

      (b) Wickes agrees to reimburse WML on a monthly basis for Start-up Costs incurred after June 30, 1996, provided that:

           (i) Wickes shall not be required to reimburse WML more than $60,000 with respect to the Start-up Costs related to any single loan representative;

           (ii) at no time during 1996 shall Wickes be required to reimburse WML for an aggregate amount in excess of the Wickes' Total Participation Funding shown on Exhibit A (on a cumulative basis through the end of the month for which payment is made); and

           (iii) at no time during any year after 1996 shall Wickes be required to reimburse WML for an aggregate amount in excess of $100,000 multiplied by the number of months elapsed in such year through the end of the month for which payment is made. Such reimbursement shall be paid promptly upon receipt of an invoice from WML setting forth in reasonable detail the amount due under this Section 1.3.

      (c) Other than the reimbursement set forth in this Section 1.3, Wickes is not obligated to pay any compensation to WML hereunder, and WML shall be responsible for the payment of any and all expenses of any type or nature whatsoever, whether billed to WML or Wickes, incurred in connection with performance of WML's obligations hereunder. WML will remit promptly to Wickes any such item billed to Wickes upon notice by Wickes to WML thereof.

      1.4  Reports and Records.
          --------------------
      WML shall furnish to Wickes monthly reports regarding the Business in such form and containing such information as Wickes may reasonably request. WML shall keep true and complete records of all transactions and correspondence with customers of Wickes. Such records and all accounting records of WML pertaining to the Business may be examined by representatives of Wickes at any time during normal business hours, whether during or after the term of this Agreement. WML also shall provide any financial information reasonably requested by Wickes at any time.

      1.5  Exclusivity.
          -------------
      During the term of this Agreement, Wickes shall not provide a list of its customers to any other person or entity for purposes of using it to market mortgage loans to or through such customers, except as set forth in the next sentence. If Wickes desires to provide all or part of such a list to a person or entity in a market area in which WML is not then operating it may do so provided it first gives WML written notice of its intention to do so and WML does not represent in writing to Wickes within 30 days of receipt of the notice that it will use reasonable efforts to begin operations in the subject market within six months.

      1.6  Customer Complaints.
          ---------------------
      Wickes retains the right to investigate any and all complaints of its customers, agents, employees and others relating to the Business. In the event that WML becomes aware of a customer complaint relating to the Business, it shall promptly give Wickes notice of such complaint. WML agrees to resolve all Wickes customers' complaints to the reasonable satisfaction of Wickes.

                           ARTICLE II
                           Trademarks
                           -----------

      2.1  Grant of License.
          ------------------
      Wickes hereby grants to WML a royalty-free, non-exclusive license to use the name "Wickes" and the Flying W trademark depicted on Exhibit B hereto (collectively, the "Trademarks") solely in connection with carrying on the Business in accordance with the terms of this Agreement during the term of this Agreement. Any use of the name "Wickes" pursuant to the license granted hereby shall be made only in conjunction with the words
"Wickes Mortgage Lending, Inc." The Trademarks are and shall remain the property of Wickes and no right, title or interest has been transferred or is transferred to WML hereunder, except the right to use the same as herein provided. Any use of the name "Wickes" by WML shall be expressly subordinate to the use of said name by Wickes.

      2.2  Use of Trademarks.
          ------------------
     WML shall use the Trademarks only to conduct the Business in accordance with the terms hereof and for no other purpose whatsoever, in a manner consistent with the maintenance of the existent goodwill associated with the Trademarks.


                          ARTICLE III
                 Representations and Warranties
                 -------------------------------

      3.1  WML represents to Wickes that:

      (a) WML is a corporation duly incorporated under the laws of the State of Delaware and has full power and authority to enter into and perform the transactions contemplated by this Agreement; and

      (b) this Agreement and the transactions contemplated hereby have been duly authorized by the Board of Directors of WML.

      3.2  Wickes represents to WML that:

      (a) Wickes is a corporation duly incorporated under the laws of the State of Delaware and has full power and authority to enter into and perform the transactions contemplated by this Agreement;

      (b) this Agreement and the transactions contemplated hereby have been duly authorized by the Board of Directors of Wickes;
and

      (c)  Wickes has a valid license to use the Trademarks.

                           ARTICLE IV
         Insurance, Indemnification and Confidentiality
         ------------------------------------------------

      4.1  E & O Coverage.
          ----------------
      WML shall maintain in full force and effect during the term of this Agreement, at its sole cost and expense, a policy or policies of Errors and Omissions insurance, issued by an insurer acceptable to Wickes, to afford coverage in the amount of at least $1,000,000.

      4.2  Indemnification.
          -----------------
      WML agrees to defend, indemnify and hold harmless Wickes, its agents and employees from and against all costs, expenses, claims, liabilities and losses which result or arise from or relate to the negligent or willful acts, or errors or omissions of WML, its agents, sub-agents or employees under this Agreement. Such costs, expenses, claims, liabilities and losses shall include, but not be limited to, attorney fees (whether or not litigation ensues) and other legal fees, penalties, fines, direct or consequential damages, assessments and verdicts (including punitive damages).

      4.3  Confidentiality.
         ------------------
      (a) WML hereby acknowledges that the confidential and proprietary information to be furnished by Wickes to WML hereunder, including but not limited to all information regarding customers (the "Information") is confidential information belonging to Wickes. WML further acknowledges that unauthorized use or disclosure of the Information would irreparably injure Wickes.

      (b) WML shall not, and shall use reasonable efforts to cause its agents, subagents, employees, affiliates and contractors not to, during or after the term of this Agreement, use or disclose the Information for any reason whatsoever to any person or entity except for such use or disclosure reasonably necessary in conducting the Business. WML will implement such practices and measures as are reasonably necessary to preserve and protect the confidentiality of the Information.

      (c)   In  the  event  of a breach or threatened  breach  of
Section 4.3(b) hereof, Wickes shall be entitled to an injunction restraining WML, or its agents, subagents or employees, from disclosing the Information in whole or part or conducting the Business with any person or entity to whom the Information has been disclosed or is threatened to be disclosed. Nothing herein shall be construed as prohibiting Wickes from pursuing any other remedies available to Wickes for such breach or threatened breach, including the recovery of damages.

                           ARTICLE V
              Term, Restrictions After Term, Etc.
              -------------------------------------

      5.1  Term.
           ------
      The term of this Agreement shall take effect upon the obtaining by Wickes of all necessary consents of its lenders and shall be terminated on December 31, 1997; provided, that the term
                                      ----------
shall automatically be extended for an additional month on the last day of December 1997 and each month thereafter unless either party notifies the other to the contrary 30 days prior to the commencement of such extension; and provided further, that the term
                                    ------------------
of this Agreement may be terminated by Wickes prior to December 31, 1997 on 30 days' written notice to WML.

      5.2  Restrictions and Rights After Term; Effect of
          ----------------------------------------------
                Termination or Expiration.
                --------------------------
      (a) After the term of this Agreement, WML may continue to operate the Business as to customers to whom it has made mortgage loans or issued mortgage loan commitments, but only with respect to and to the extent of such loans or commitments. Notwithstanding the foregoing, on the termination date of the term of this Agreement, the sublicense granted to WML to use the Trademarks shall be automatically revoked and of no further force and effect, and WML agrees (i) not to conduct any business under the name Wickes Mortgage Lending, Inc. or any name containing the word "Wickes", (ii) not to otherwise use the name "Wickes",
(iii) to change its name such that the word "Wickes" is not part of its name, and (iv) upon request from Wickes to assign Wickes all of WML's right, title and interest in and to the name "Wickes Mortgage Lending, Inc." and all variations thereof.

      (b) For two (2) years after the termination of the term of this Agreement for any reason, WML agrees not, directly or indirectly, to market construction loans to any professional builder that is a customer of Wickes at the time of termination or whose name has been on any customer list provided to Wickes written one year prior to the time of termination.

      (c) Sections 4.3, 5.2, 5.3, 6.1 and 6.10 shall survive the termination or expiration of this agreement for the respective periods set forth therein or, if no such period is specified, indefinitely. The termination or expiration of this Agreement in accordance with its terms: (i) shall not affect the obligations of the parties to make all payments accrued on the date of such termination or expiration and (ii) shall not result in any other liability on the part of any party hereof.

      5.3  Return of Information.
           ----------------------
      Upon the termination of the term of this Agreement for any reason, each party shall return to the other within ten (10) days of the expiration or termination date hereof all documents, contracts, records or properties of any kind furnished by the other party, including but not limited to any information provided on magnetic medium, and destroy all copies thereof. Notwithstanding the foregoing, WML and Wickes may retain such information as is reasonably necessary to enable it to conduct business or as required by law.

                           ARTICLE VI
                          Miscellaneous
                          ---------------

      6.1  Expenses.
           ---------
      Each  party to this Agreement shall pay its own  attorneys'
fees   and   expenses   in  connection  with   the   transactions
contemplated hereby.

      6.2  Waiver.
           --------
      The terms and provisions of this Agreement may be waived at any time by the party which is entitled to the benefit thereof, but only by a written instrument executed by the party waiving compliance.

      6.3  Amendment, etc.
           ----------------
      Anything   herein   or   elsewhere   to   the    contrary
notwithstanding, to the extent permitted by law this Agreement may be amended, or supplemented at any time, but only by a written instrument executed by Wickes and WML.

      6.4  Notices.
          ---------
      All notices and other communications hereunder shall be in writing and shall be deemed to have been duly given upon personal delivery, being sent via confirmed facsimile or three (3) days after being mailed first class postage prepaid, to the parties at the following address or fax number (or at such other address or fax number for a party as shall be specified by like notice):

               If to Wickes:

                    Wickes Lumber Company
                    706 Deerpath Drive
                    Vernon Hills, IL  60606
                    Attention:   George A. Bajalia
                    Facsimile No.:  (847) 367-3750

               If to WML:

                    Wickes Mortgage Lending, Inc.
                    7800 Belfort Parkway, Suite 100
                    Jacksonville, FL  32256
                    Attention: Edward B. Salem
                    Facsimile No.:  (904) 296-0584

      6.5  Headings/Exhibits.
          -------------------
      The section headings contained in this Agreement are for convenience only and shall not control or affect the meaning or construction of any of the provisions of this Agreement. The exhibits attached hereto are incorporated herein by reference and made a part hereof.

      6.6  Counterparts; Entire Agreement.
          --------------------------------
      This   Agreement  may  be  executed  in  any   number   of
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Agreement supersedes all prior negotiations and agreements (written or oral) among the parties with respect to the subject matter covered hereby and, with respect to such subject matter, constitutes the entire understanding among the parties hereto.

      6.7  Saving Provision.
          ------------------
      In the event any provision of this Agreement is adjudged to be unenforceable, all remaining provisions shall continue in full force and effect.

      6.8  Miscellaneous.
          ---------------
      This Agreement shall inure to the benefit of and be binding upon the parties named herein and their respective successors. This Agreement may not be assigned by WML, and nothing in this Agreement, express or implied, is intended to confer upon any other person, any rights or remedies under or by reason of this Agreement.

      6.9  Governing Law.
          ---------------
      This Agreement shall be construed and enforced in accordance with the laws of the State of Illinois.

      6.10 Arbitration.
          -------------
      Any claim or controversy arising out of this Agreement, or breach hereof, shall be settled by arbitration in accordance with the rules of the American Arbitration Association in Chicago, Illinois. Judgment on an arbitration award may be entered in the court of jurisdiction thereof. Notwithstanding the foregoing provisions of this Section 6.10: (i) Wickes shall be entitled to seek injunctive relief pursuant to Section 4.3(c) hereof for the breach or threatened breach of Section 4.3(b) or 5.2 hereof by WML, (ii) WML shall be entitled to injunctive relief for the present or threatened breach of Section 1.5 hereof by Wickes and
(iii) Wickes and WML shall be entitled to seek injunctive relief for the present or threatened breach by the other of Section 1.8 or 5.3 hereof. IN THE EVENT THAT FOR ANY REASON ARBITRATION DOES NOT RESULT IN A FINAL SETTLEMENT OF SUCH DISPUTED MATTER OR BREACH, WICKES AND WML HEREBY WAIVE TRIAL BY JURY OF ANY MATTER WHICH ARISES OUT OF OR RELATES TO THIS AGREEMENT.

      IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.


     WICKES LUMBER COMPANY

     By: /s/ George A. Bajalia
         -----------------------
          Name: George A. Bajalia
                -------------------
          Title: Chief Financial Officer
                 -------------------------


     WICKES MORTGAGE LENDING, INC.

     By: /s/ Edward B. Salem
         -----------------------
          Name: Edward B. Salem
                ------------------
          Title: President
                ------------------


      Lumber Trademark Company, a Delaware corporation, licensor of the Trademarks, hereby joins in this Agreement for the sole purpose of consenting to the sublicense granted to WML pursuant to Article II hereof.

     LUMBER TRADEMARK COMPANY

     By:/s/ George A. Bajalia
        ------------------------

          Name: George A. Bajalia
                -----------------------

          Title: Vice President\ Treasurer
                 ----------------------------

                                                                Exhibit
                COMPUTATION OF EARNINGS PER SHARE
              AND EQUIVALENT SHARES OF COMMON STOCK              11.01
                         (Unaudited)
          (thousands except share and per share amounts)



                                                    Three Months Ended             Six Months Ended
                                                   ---------  ---------         ---------   ---------
                                                   June 29,    July 1,           June 29,     July 1,
                                                     1996       1995               1996        1995
                                                   ---------  ---------         ---------   ---------
Average Shares Outstanding
1.  Weighted average number of shares of
    common stock outstanding during the
    period                                         6,371,310  6,139,924         6,258,265   6,129,365

2.  Net additional common equivalent shares
    assuming exercise of common stock
    warrants as computed under the treasury
    stock method                                      12,042     16,125            13,042      16,737
                                                   ---------  ---------         ---------   ---------

3.  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period                  6,383,352  6,156,049         6,271,307   6,146,102
                                                   =========  =========         =========   =========

Income (Loss)
4.  Net income (loss) available for common stock $     1,881 $    2,470   $        (4,293) $   (2,128)
                                                   =========  =========         =========   =========

Per Share Amounts
5.  Earnings (loss)                              $      0.29 $     0.40   $         (0.68) $    (0.35)
                                                   =========  =========         =========   =========


     Earnings (loss)  per share is computed by dividing net income (loss) available for common stock, by weighted average number of shares of common stock and common stock equivalents (warrants), unless anti-dilutive, outstanding during the periods.