Form 10-K/A
period 1995-12-31
WICKES LUMBER CO /DE/
filed 1996-10-08
CIK 910620

DRAFT MARKED FROM 10-K FILED MARCH 27, 1996




                          FORM 10-K/A
                        Amendment No. 1

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
     (Mark One)
       [X]   For the Fiscal Year Ended December 30, 1995

       [ ]   For the Transition Period From ____ To ____

                        Commission File No. 0-22468

                     WICKES LUMBER COMPANY
     (Exact name of registrant as specified in its charter)

       Delaware                              36-3554758
(State of Incorporation)      (IRS Employer Identification No.)

       706 Deerpath Drive, Vernon Hills, Illinois  60061
            (Address of principal executive offices)

                         (847) 367-3400
      (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12 (b) of the Act:

                                   None

  Securities Registered Pursuant to Section 12 (g) of the Act:

           Common Stock, par value of $.01 per share

      Indicate  by  check mark whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]       No  [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

     As of February 29, 1996, the Registrant had 5,647,134 shares of Common Stock, par value $.01 per share, and 499,768 shares of Class B Non-Voting Common Stock, par value $.01 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the NASDAQ National Market System) held by nonaffiliates was approximately $16,200,000 (includes the market value of all such stock other than shares beneficially owned by 10% stockholders, executive officers and directors).

                    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders tentatively scheduled to be held on May 20, 1996, are incorporated by reference into Part III hereof, as more specifically described herein.





Item 6. SELECTED FINANCIAL DATA.

    The following table presents selected financial data derived from the audited consolidated financial statements of the Company for each of the five years ended December 30, 1995. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained elsewhere in this report.





             WICKES LUMBER COMPANY AND SUBSIDIARIES
              SELECTED CONSOLIDATED FINANCIAL DATA
        (in thousands, except ratios and per share data)


                                                                  Dec. 30     Dec. 31,   Dec. 25,   Dec. 26,   Dec. 28,
                                                                    1995        1994       1993       1992       1991
                                                                  -------    -------    -------     -------    -------
Income Statement Data:
    Net sales                                                     $972,612    $986,872   $846,842   $745,365   $745,842
    Gross profit                                                   220,812     233,831    206,558    187,622    182,795
    Selling, general and administrative expense                    194,629     194,586    174,889    157,639    172,738
    Depreciation, goodwill and trademark amortization                5,882       4,543      5,782      5,850      5,720
    Provision for doubtful accounts                                  6,482       2,457      1,942
    Restructuring and unusual items(1)                              17,789       2,000         53          -          -
    Other operating income (loss)                                    5,831       6,772      4,575      3,618     (1,019)
    Income/(loss) from operations                                    1,852      37,017     28,467     27,751      3,318
    Interest expense(3)                                             24,351      21,663     20,298     20,845     24,577
    Equity in loss of affiliated company                             3,543           -          -          -          -
    Income (loss) before income taxes, extraordinary gain, and
      cumulative effect of accounting change                       (26,042)     15,354      8,169      6,906    (21,259)
    Income taxes                                                     1,353       1,660      1,227        902        704
    Deferred tax benefit (4)                                       (11,796)    (14,360)         -          -          -
    Income (loss) before extraordinary gain and cumulative effect
      of accounting change                                         (15,599)     28,054      6,942      6,004    (21,963)
    Extraordinary gain (5)                                               -           -      1,241          -          -
    Income (loss) before cumulative effect of accounting change    (15,599)     28,054      8,183      6,004    (21,963)
    Cumulative effect of accounting change(6)                            -           -          -          -     (1,914)
    Net income (loss)                                              (15,599)     28,054      8,183      6,004    (23,877)
    Dividends applicable to redeemable preferred stock                   -           -       (872)    (1,080)    (1,080)
    Income (loss) applicable to common shares                      (15,599)     28,054      7,311      4,924    (24,957)
    Ratio of earnings to fixed charges (7)                               -        1.63       1.37       1.31          -
    Interest coverage (8)                                             0.35        2.09       2.08       2.10       0.44
    Adjusted interest coverage (9)                                    1.15        2.19       2.09       2.10       0.44

Per Share Data:(10)
    Earnings (loss)  per common share (per pro forma
        share in 1993, 1992 and 1991) (11)                          ($2.54)      $4.59      $1.34      $0.98     $    -
    Weighted average pro forma common shares outstanding(11)     6,151,771   6,106,279  6,099,985  6,099,985  6,099,985
    Earnings (loss) per common share - historical                   ($2.54)      $4.59      $2.55      $2.27    ($11.51)
    Weighted average common shares outstanding - historical      6,151,771   6,106,279  2,871,091  2,168,784  2,167,633

Operating and Other Data:
    EBITDA (12)                                                     $7,734     $41,560    $34,249    $33,601     $9,038
    Adjusted EBITDA (13)                                            25,532      43,560     34,302     33,601      9,038
    Cash interest expense(14)                                       22,266      19,882     16,435     15,971     20,363
    Depreciation and amortization                                    5,882       4,543      5,782      5,850      5,720
    Deferred financing cost amortization                             2,085       1,781      1,840      2,179      2,179
    Capital expenditures                                             7,538       9,760      4,289      5,502      3,557
    Same store sales growth(15)                                       (3.8%)      14.1%      14.3%       8.8%       1.7%
    Building centers open at end of period                             110         130        124        125        141
    Net cash provided by (used in) operating activities             15,862       1,331    (21,269)    13,643    (11,585)
    Net cash provided by (used in) investing activities            (10,277)    (41,777)     5,323     (1,446)    (2,181)
    Net cash provided by (used in) financing activities             (7,535)     42,480     15,944    (12,197)    13,771

Balance Sheet data (at period end):
    Working capital                                               $139,622    $163,511   $104,089    $60,706    $61,337
    Total assets                                                   302,515     319,573    248,015    222,611    215,731
    Total long-term debt, less current maturities                  205,221     211,139    167,883    166,837    179,805
    Redeemable preferred stock                                           -           -          -     15,960     14,880
    Total stockholders' equity (deficit)                            15,129      30,146      1,818    (48,957)   (53,888)



Notes to  Selected Consolidated Financial Data


(1) In 1995, the Company recorded a $17.8 million charge relating to a plan to reduce the number of operating centers, the corresponding overhead to support those centers identified, strengthen its capital structure, and other unusual items. In 1994, the Company recorded a $2.0 million charge primarily as a result of its headquarters cost reduction plan.

(2) Income from operations for the year ended December 28, 1991 was negatively affected by a write-down in 1991 of preferred shares acquired in the sale of land and buildings to Leeds Building Products, Inc. ($4.3 million) and a provision for building center closings ($7.5 million).

(3) Interest expense includes cash interest expense, amortization of deferred financing costs and accretion of note discount. (See note 14 below)

(4) The deferred tax benefit recorded in 1994 includes a $21.0 million reduction of the Company's valuation allowance for deferred tax assets.

(5) During the year ended December 25, 1993, the Company completed its Recapitalization Plan. As a result of the Recapitalization Plan, the early extinguishment of debt, the retirement of supplemental retirement benefits and the expensing of unamortized 1988 Acquisition costs, the Company recorded an extraordinary gain of $1.2 million, net of income taxes of $0.2 million.

(6) For the year ended December 28, 1991, the Company recorded a one-time non-cash charge of $1.9 million relating to the cumulative effect of adopting Statement of Financial Accounting Standards No. 106
    "Employers Accounting for Postretirement Benefits Other  Than
    Pensions."

(7) For purposes of computing this ratio, earnings consist of income
    (loss) before income taxes, extraordinary gain and cumulative effect of accounting change and fixed charges. Fixed charges consist of interest, amortization of deferred financing costs, and a portion of operating lease rental expense that is representative of the interest factor attributable to interest expense. Such earnings were insufficient to cover fixed charges by $26.0 million for the year ended December 30, 1995 and $21.2 million for the year ended December 28, 1991.

(8) For purposes of computing this ratio, earnings consists of EBITDA (see note 12 below), which is divided by cash interest expense.

(9) For purposes of computing this ratio, earnings consists of Adjusted EBITDA (see note 13 below), which is divided by cash interest expense.

(10)All per share data reflect a 21.73-for-1 stock split declared in October 1993, immediately prior to the consummation of the Recapitalization Plan.

(11)For all periods prior to 1994 earnings per share is based upon the pro forma 6,099,985 weighted average number of common shares outstanding giving effect to the Recapitalization Plan.

(12)EBITDA represents income (loss) before income taxes, extraordinary gain, cumulative effect of accounting change, equity in loss of affiliated company, interest expense, depreciation and amortization. EBITDA is not presented herein as an alternative measure of operating results but rather to provide additional information related to debt service capability, and does not represent cash flow from operations, as defined by GAAP.

(13)Adjusted EBITDA represents EBITDA (see note 12 above) adjusted to exclude restructuring and unusual items.

(14)Cash interest expense consists of interest expense less amortization of deferred financing costs and accretion of subordinated note discount. The following table details interest expense, cash interest expense, and interest paid for each of the five years ended December 30, 1995.


                                                   1995      1994      1993      1992      1991
                                                 -------   -------   -------   -------   -------
    Interest expense                             $24,351   $21,663   $20,298   $20,845   $24,577
    Less:
       Amortization of deferred financing costs    2,085     1,781     1,840     2,179     2,179
      Accretion of note discount                      --        --     2,023     2,695     2,035
                                                 -------   -------   -------   -------   -------
 Cash interest expense                            22,266    19,882    16,435    15,971    20,363

       (Increase) Decrease in accrued interest       557    (1,105)    8,863    (1,339)   (1,486)
                                                 -------   -------   -------   -------   -------

    Interest paid                                $22,823   $18,777   $25,298   $14,632   $18,877
                                                 =======   =======   =======   =======   =======


(15)For 1995, same store data reflects average sales from 101 building centers and other facilities currently operated by the Company that were operated throughout 1995 and 1994. The sixteen lumber centers closed on December 29, 1995 were excluded from the 1995 same store figures, and two centers that were consolidated with another Wickes center, in early 1995, were included in 1995 same store results. For 1994 same store data reflects average sales from the 122 building centers and other facilities that were operated by the Company throughout 1994 and 1993. Prior years data reflects 124 building centers and other facilities operated throughout the period 1991 through 1993.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


General

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. The table and subsequent discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.


                                                 Year Ended
                                                 ----------

                                       Dec. 30,  Dec. 31,  Dec. 25,
                                         1995      1994      1993
                                        ------    ------    ------

  Net sales                             100.0%    100.0%    100.0%
  Gross profit                           22.7      23.7      24.4
  Selling, general and
     administrative expense              20.0      19.7      20.7
  Depreciation, goodwill and
     trademark amortization                .6        .4        .7
  Provision for doubtful accounts          .7        .3        .2
  Restructuring and
     Unusual Items                        1.8        .2         -
  Other operating income                  (.6)      (.7)      (.6)
  Income from operations                   .2       3.8       3.4


    The Company's operations, as well as those of the building material industry generally, have reflected substantial fluctuations from period to period as a consequence of various factors, including levels of construction activity, general regional and local economic conditions, prices of commodity wood products, interest rates and the availability of credit, all of which are cyclical in nature. The Company anticipates that fluctuations from period to period will continue in the future. Because a substantial percentage of the Company's sales are attributable to building professionals, certain of these factors may have a more significant impact on the Company than on companies more heavily focused on consumers. The Company's first quarter and, frequently, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter conditions. While the Company experienced a relatively mild first quarter in 1995, severe ice storms in the Northeast in 1994, and record setting snow falls throughout the Midwest and Northeast in January of 1996, have adversely affected construction activity in the first quarter of these years.

   The following table contains selected unaudited quarterly financial data for the years ended December 30, 1995, December 31, 1994 and December 25, 1993.


                         QUARTERLY FINANCIAL DATA

                            Three Months Ended
           (in millions, except per share data and percentages)

                           Net Sales as a                         Net Earnings
                             % of Annual   Gross       Net Income  per Common
                Net Sales      Net Sales    Profit      /(Loss)      Share*
                ---------      ---------   -------     ----------  ----------
1995
   April 1        $191.7         19.7%       $45.6       $(4.6)      $(.75)
   July 1          272.8         28.0         63.9         2.5         .40
   September 30    284.5         29.3         62.9         1.9         .31
   December 30     223.6         23.0         48.4       (15.4)      (2.50)

1994
   March 26        149.6         15.1         37.2        (8.7)      (1.43)
   June 25         259.3         26.3         62.0         7.4        1.21
   September 24    284.2         28.8         67.1        10.7        1.75
   December 31     293.8         29.8         67.5        18.7        3.06

1993
   March 27        142.9         16.9         35.7        (6.8)      (1.11)
   June 26         227.9         26.9         55.9         3.6         .59
   September 25    251.1         29.7         59.2         6.2        1.01
   December 25     224.9         26.5         55.8         5.2         .85


* Pro forma common shares in 1993.


    The Company has historically generated approximately 15% to 20% of its annual revenues during the first quarter of each year, and the Company has historically recorded a significant net loss for this quarter. As a result of these seasonal factors, the Company's inventories and receivables reach peak levels during the second and third quarters and are generally lower during the first and fourth quarters, depending on sales volume and lumber prices. Net income/(loss) in the fourth quarter of 1995 was negatively impacted by a $17.8 million charge for restructuring and unusual items. For additional information on the restructuring and unusual items charge see "1995 Compared with 1994" and Note 12 of Notes to Consolidated Financial Statements included elsewhere herein.


1995 Compared with 1994


   Net Sales

    Net sales for 1995 decreased $14.3 million, or 1.4%, to $972.6 million from $986.9 million in 1994. The 1994 fiscal year consisted of 53 weeks compared with 52 weeks in 1995. After adjusting for this additional week of sales in 1994, the Company experienced only a $.3 million sales decline from 1994. Sales for all facilities operated throughout both years decreased 3.8%. After adjusting for the additional week in 1994 the decrease was 2.1%.

    In 1995 deflation in lumber prices amounted to approximately 18%. This decrease was a result of increased production in Canadian mills, generated by demand for wood pulp, and a decrease in demand for construction lumber in both the United States and foreign markets. The Company estimates the decline in wood prices accounted for $45 million in lost sales for 1995, or approximately a 4.6% decline. A decline in housing starts in the United States also adversely affected sales. U.S. Bureau of the Census data indicates a nation-wide decline of approximately 7.5% and declines in the Company's primary markets, the Midwest and Northeast, of approximately 12.1% and 15.1%, respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, experienced a larger decline of 10.8% in 1995, from 1.20 million starts in 1994 to 1.07 million starts in 1995. While the Company added seven new building centers through acquisition and expansion during 1995, it also closed or consolidated 26 other building centers (sixteen of these occurred on December 29, 1995).

   The Company experienced a 6.2% increase in sales to its primary customer segment, the professional home builder, and a 45.8% increase in sales to commercial builders. The Company believes that these increases indicate that the Company increased its share of the market in these targeted customer segments.


   Gross Profit

    Gross profit decreased $13.0 million to 22.7% of net sales for 1995 compared with 23.7% of net sales for 1994. The Company estimates that deflation  in  lumber  prices caused approximately  $7.6  million  of  this decrease, and the additional week of sales in 1994 contributed approximately $3.3 million of additional gross profit in 1994.

    The Company's continued emphasis on sales to professional builders and the resulting increased sales of lower margin wood products also contributed to the change. The Company anticipates that its continued focus on the professional builder will create additional pressure on gross profit margins. The Company believes that approximately 50% of the decrease in gross profit percentage is the result of the shift in customer mix from 22% consumer and 78% professional in 1994 to 18% consumer and 82% professional in 1995. An increase in the percent of sales attributable to commodity lumber and building materials along with customer pricing issues, accounted for the remainder of the variance.


   Selling, General, and Administrative Expense

   In 1995, Selling, General, and Administrative expense ("SG&A") increased as a percent of net sales to 20.0% compared with 19.7% of net sales in 1994. While new residential construction activity slowed during 1995, expenses were not adjusted quickly enough to match the rate of the decline in residential construction. The deflation in lumber prices also affected SG&A as a percent of sales as certain costs tend to increase from year to year, such as delivery, rent and utilities, and are relatively unaffected by lumber deflation. In response to the weak sales environment encountered in 1995, the Company took significant measures in the third and fourth quarters of 1995 to reduce SG&A expense. As a result of these measures, SG&A expense as a percentage of sales increased only 1.6 percentage points to 20.5% in the fourth quarter of 1995 compared to 18.9% in the fourth quarter of 1994, despite a 23.9% period-to-period sales decline, and fourth quarter SG&A expense increased only 2.3 percentage points compared to the third quarter of 1995, despite a 21.4% period-to-period sales decline.

    The Company's largest single expense, labor costs, remained constant as a percent of sales from 1994 to 1995. The Company did experience increases from 1994 to 1995, as a percent of sales, communications,rental, and delivery expense. The Company also experienced a decrease, as a percent of sales, in marketing and advertising costs. In the second half of 1995, there were significant reductions made in the work force to keep salary and wage costs in line with actual sales volume.

    As discussed below, in December 1995 the Company developed and began implementing a restructuring plan. In addition to the reductions in SG&A directly related to building center closings, other cost reductions include, among other things, a reduction in vehicles and other equipment, in addition to those disposed of through the center closing and consolidation process, and various alternatives to reduce costs associated with the physical space occupied by its corporate headquarters in Vernon Hills, Illinois.


   Depreciation, Goodwill and Trademark Amortization

    Depreciation, goodwill and trademark amortization costs increased $1.3 million in 1995 compared with 1994. Depreciation of vehicles and equipment, and amortization of goodwill for acquisitions purchased during the second half of 1994 and first half of 1995 account for all of the increase.


   Provision for Doubtful Accounts

    The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. In 1995, the Company's provision for doubtful accounts increased as a percentage of net sales to 0.7% compared with 0.3% in 1994. While 0.7% of net sales is comparable to industry averages the Company has taken steps to reduce future bad debt expense. Approximately $3.1 million of the $4.0 million increase is attributable to the Gerrity acquisition centers. During the integration of the Gerrity center's these centers experienced significant credit losses as they converted to the Company's more controlled credit policies. The Company believes that the impact of this conversion is nearly complete, evidenced by the provision for doubtful accounts being only 0.4% of net sales in the fourth quarter of 1995 compared with 0.4% in the fourth quarter of 1994.


   Restructuring and Unusual Items

    During the fourth quarter of 1995 the Company committed to a plan to reduce the number of under-performing building centers, the corresponding overhead to support these building centers, and to strengthen its capital structure. The purpose of the plan is to achieve a more focused customer and marketing strategy, to reduce costs, and to dispose of certain under-performing assets. Management anticipates the completion of this plan in 1996.

    The costs for closing these building centers were based on management's estimates of costs to exit these markets and actual historical experience. The Company recorded a $17.8 million charge relating to this strategic restructuring plan and other unusual items. The major components of this charge include the write-down of assets to their net realizable value, liabilities associated with closed building centers held for sale, postemployment benefits to qualified affected employees as a result of the center closings, and other charges related to the renegotiation of the terms of the Company's bank revolving credit agreement and a proposed merger between Riverside Group, Inc. and the Company. The merger proposal was abandoned in favor of an agreement to sell 2 million shares of the Company's Common Stock to Riverside Group, Inc. for $10 million in cash. See "Item 1. Business - Business Strategy - 1995 Restructuring Plan."


   Other Operating Income

    Other operating income decreased to $5.8 million in 1995 from $6.8 million in 1994. The primary reason for this decline were two unusual gains recorded in 1994, a $1.2 million gain on the sale of its private label credit card portfolio and a $0.7 million gain as the result of the difference between insured replacement cost and book value as the result of storm related damage to one of the Company's building centers. Service charges for overdue credit accounts increased to $3.0 million in 1995 compared with $2.5 million in 1994. The Company also experienced an increase in rental income, interest earned, and miscellaneous revenues of $0.5 in 1995 compared with 1994.


   Interest Expense

    Interest expense increased to $24.4 million in 1995 from $21.7 million in 1994. This increase was the result of an increase in average outstanding debt, due primarily to acquisitions made in 1995 and late 1994, and to a lesser degree, an increase in the effective interest rate on the Company's total debt, up an average of 7 basis points when compared with 1994.


   Equity in Loss of Affiliated Company

   The consolidated financial statements of the Company present the results of operations, financial position, and cash flows of Wickes Lumber Company and all its wholly-owned and majority-owned subsidiaries, except for the Company's subsidiary engaged in operations in Russia, the investment in which is recorded under the equity method because control is likely to be temporary and to be lost in the near term, as a result of financing agreements entered into in February 1996. See "Item 1. Business -
International Operations" and Notes 2 and 16 of Notes to Consolidated Financial Statements included elsewhere herein. During 1995, the Company's equity in the losses of these operations was $3.5 million. During 1994, the results of these operations were consolidated with those of the Company and contributed a loss of approximately $0.4 million (pre-tax).


   Provision for Income Taxes

   In 1995, the Company recorded current income tax expense of $1.4 million compared with $1.7 million in 1994. The 1995 income tax provision consists of state and local tax liabilities. The 1994 income tax provision consisted of $1.4 million for state and local liabilities and $0.3 million for the alternative minimum federal income tax liability.

   A deferred tax benefit of $11.8 million was also recorded in 1995. This benefit is primarily due to the recording of a deferred tax asset as a result of the operating loss experienced during 1995, in accordance with FAS 109. It is management's determination that future profitability will allow realization of these and previously recorded deferred tax assets. This determination is based on the Company's positive earnings growth from 1992 through 1994, significant cost reduction efforts during the second half of 1995, including the restructuring activity, and the Company's multi-year financial forecast. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.


   Net Income

    Net income decreased to a loss of $15.6 million in 1995 compared with $28.1 million in income for 1994, a change of $43.7 million. The primary components of the decrease include an increase in restructuring and unusual items of $15.8 million, a decrease in gross profit dollars of $13.0 million, an increase in SG&A of $4.1 million, increased losses of the Company's Russian operations of $3.1 million, and an increase in interest expense of $2.7 million. The Company also recorded a lower tax benefit in 1995 compared with 1994, increased depreciation and amortization expense, and in the fourth quarter of 1994, the company recorded a $1.2 million one time gain on the sale of its private label credit card portfolio.


1994 Compared with 1993


   Net Sales

    Net sales for 1994 increased $140.1 million to $986.9 million, a 16.5% increase from $846.8 million for 1993. The 1994 fiscal year consisted of 53 weeks compared with 52 weeks for 1993, which accounted for approximately $14.0 million of the additional sales. Also the ten building centers and three component manufacturing facilities acquired in 1994 contributed $23.7 million to 1994 net sales. Sales for all facilities operated throughout both years increased 14.1%. After adjusting for the additional week in
1994 the increase is 12.4%. Increased prices for wood products accounted for approximately one third of the 12.4% same store sales increase. Wood product prices, while higher on average when compared with 1993, were substantially less volatile than the previous year. Nationwide, single family housing starts were up 6.2% for 1994, compared with 1993. Severe weather conditions in the Northeast and Midwest held sales increases to modest levels in the first quarter of 1994. In the fourth quarter, though, favorable weather helped to keep sales activity strong through the end of the year.


   Gross Profit

    Gross profit decreased to 23.7% of net sales for 1994 compared with 24.4% of net sales for 1993. The Company's continued emphasis on sales to professional builders and the resulting increased sales of lower margin wood products are the main reasons for the change. The Company believes that approximately 66% of the decrease in gross profit percentage is the result of the shift in customer mix from 26% consumer and 74% professional in 1993 to 22% consumer and 78% professional in 1994. Wood product prices were much less volatile in 1994 compared with 1993 and the Company was able to mitigate the impact of price fluctuations through its centralized purchasing function.


   Selling, General, and Administrative Expense

    SG&A expense declined to 19.7% of net sales in 1994 from 20.7% of net sales in 1993. The largest contributor to this decrease was the Company's improvement in labor productivity. Total salaries, wages and bonuses declined .5% of net sales in 1994 compared with 1993. During the third quarter of 1994, the Company announced that it was implementing a headquarters cost reduction plan that would reduce administrative expense by $3 million to $5 million annually and could include the elimination of up to 100 positions. During 1994, approximately 100 headquarters positions were eliminated with a resulting decrease in annualized payroll expense of $2.4 million. Severance and other termination costs of approximately $2.0 million related to this plan were expensed in 1994. See "Restructuring and Unusual Items." Marketing expenses also declined by .4% of net sales in 1994 compared with 1993, as the Company continued to focus its marketing efforts on its key customer segment, the professional builder. Smaller increases, as a percent of net sales, in rent expense for new information systems and vehicles as well as travel expenses were offset by reduced building and vehicle maintenance, telephone, office supplies and utilities expenses.


   Depreciation, Goodwill and Trademark Amortization

    Depreciation, goodwill and trademark amortization costs decreased $1.2 million in 1994 compared with 1993. Amortization of the Company's trademark accounted for all of the $1.2 million decrease. This was as a result of the change in the trademark's amortization life from 10 to 40 years which took place upon the Company's completion of its Recapitalization Plan in October 1993. Depreciation expense in 1994 remained relatively unchanged from 1993. The amortization of goodwill attributable to acquisitions completed in 1994 did not have a material impact on earnings.


   Provision for Doubtful Accounts

    The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. In 1994, the
Company's  provision for doubtful accounts increased as a  percent  of  net sales to 0.3% compared with 0.2% in 1993. This slight increase was primarily due to the better than average results achieved in 1993.


   Restructuring and Unusual Items

    In 1994, the Company recorded a charge against earnings of $2.0 million primarily as a result of its headquarters cost reduction plan. See "Selling, General and Administrative Expense." In 1993, the Company reported $53,000.


   Other Operating Income

    Other operating income increased to $6.8 million in 1994 from $4.6 million in 1993. In the fourth quarter of 1994, the company recorded a $1.2 million gain on the sale of its private label credit card portfolio. As the result of storm related damage in the first quarter of 1994, a gain of $0.7 million was recorded. This gain was the result of the difference between the replacement cost, in accordance with our insurance coverage, and the book value of the damaged facilities. Service charges for overdue credit accounts increased to $2.5 million in 1994 compared with $2.1 million in 1993. In 1993, sixteen closed facilities were sold, resulting in a gain of $0.8 million. In 1994, two closed facilities were sold with no significant gain or loss. In 1993, the Company also accrued additional costs of $0.6 million as reserves against costs for closed facilities.


   Interest Expense

    Interest expense increased to $21.7 million in 1994 from $20.3 million in 1993. This increase was the result of an increase in effective interest rates on the Company's long-term debt, up an average of 70 basis points when compared with 1993, and increased average outstanding debt, primarily due to acquisitions.


   Provision for Income Taxes

   In 1994, the Company recorded current income tax expense of $1.7 million compared with $1.2 million in 1993. The 1994 income tax provision consists of $1.4 million for state and local tax liabilities and $.3 million for the alternative minimum federal income tax liability.

    A deferred tax benefit of $14.4 million was recorded in 1994. In the fourth quarter, the Company reversed a $21.0 valuation allowance previously recorded against deferred tax assets. The basis for this reversal is management's' determination that the future profitability of the Company will allow realization of the deferred tax assets. Based on the improved earnings history from 1992 through 1994, and projected earnings for 1995, it was expected that the Company's likelihood of realizing the benefit from some or all of its tax assets was more likely than not, or greater than 50%. In accordance with FAS 109 the valuation allowance was decreased resulting in a deferred tax asset being recorded on the financial statements of the Company'. Management recognizes that economic conditions have an impact on the building industry, however they do not believe that such uncertainties will impact the Company's ability to realize the benefit. As a result of recognizing the deferred tax benefit in 1994, the Company anticipates their provision for taxes in subsequent years will reflect a normal statutory rate.


   Net Income

   Net income increased to $28.1 million in 1994 compared with $8.2 million in 1993. A deferred tax benefit of $14.4 million was recorded in 1994 as discussed above. Other major contributors to the 1994 increase in net income included the Company's increased level of sales, together with reduced SG&A expense as a percentage of sales, reduced trademark amortization and increased other operating income, partially offset by decreased gross profit as a percentage of sales, restructuring and unusual charges, and increased interest expense. In 1993 the Company recorded a one time extraordinary gain of $1.2 million as a result of its Recapitalization Plan.



Statements of Financial Accounting Standards

     The Company adopted SFAS No. 112-Employers Accounting for Post Employment Benefits in 1993. SFAS No. 112 requires the Company to accrue in its financial statements the cost of postemployment benefits offered to employees. Prior to the adoption of SFAS No. 112 these costs were being expensed as paid. The adoption of SFAS No. 112 did not have a material impact on the Company's financial statements.


   Recently Issued Accounting Pronouncements

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. This new accounting principle is effective for the Company's fiscal year ending December 28, 1996. The Company believes that adoption will not have a material impact on its financial position.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting, to disclose the pro-forma net income and earning per share under the new method. This new accounting principle is effective for the Company's fiscal year ending December 28, 1996. The Company believes that adoption will not have a material impact on its financial position as the Company will not adopt the fair new value accounting, but instead comply with the disclosure requirements.



Liquidity and Capital Resources

    The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

    In 1995, net cash provided by operating activities amounted to $15.9 million. This compares favorably with cash provided by operating activities of $1.3 million in 1994 and cash used by operating activities of $21.3 million in 1993. This increase is primarily the result of decreases in accounts receivable and inventory. These funds were used primarily for acquisitions, purchases of property plant and equipment, and to reduce the Company's long-term borrowings. Accounts receivable at the end of 1995 were $15.8 million, or 16.2%, lower than at the end of 1994. This reduction is due to improved collection practices at centers that were acquired during 1994 and lower sales volumes during the fourth quarter of 1995, when compared with the fourth quarter of 1994. When adjusted for acquisitions, comparable accounts receivable were down 20% at the end of 1995 when compared with 1994. Inventory at the end of 1995 was $13.4 million, or 10.8%, lower than at year-end 1994. The Company believes that approximately $3.3 million of this decrease resulted from an approximate 18% decrease in commodity lumber prices during 1994. The Company believes this decrease is favorable given the relatively flat sales volume between the two years. The Company's inventory balance has been trending down as a result of improved inventory control processes and the recent deflation in commodity lumber prices.

    The amount of the Company's accounts payable on any balance sheet date may vary from the average accounts payable throughout the period due to the timing of payments.

    During 1995, the Company had adequate borrowing capacity under its revolving credit facility. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In the first and second quarters of each year, the Company typically reaches its peak utilization of its revolving credit facility because of the inventory build-up needed for the peak building season. As the result of the decline in operating and net income in 1995, the Company was at September 30, 1995 not in compliance with the interest coverage requirement then contained in the Company's revolving credit agreement. This agreement was amended on November 10,
1995 and amended and restated in its entirety on March 12, 1996. Among other things, the amendment and restatement (i) extended the term of the facility 15 months to January 1998, (ii) reduced the maximum borrowing limit $15 million to $130 million, (iii) modified certain covenants, including changes necessary to accommodate the Company's fourth quarter 1995 restructuring charge, (iv) required the temporary addition of approximately $12 million of real estate collateral and (v) required the completion by July 31, 1996 of the receipt from Riverside Group, Inc. of $10 million in exchange for newly-issued shares of Common Stock of the Company. The reduction in the maximum borrowing limit was requested by the Company based on its anticipated needs and to reduce interest costs incurred on the unused portion of the credit facility. For further information see "Notes 7 and 9 of Notes to Consolidated Financial Statements included elsewhere herein.

    Availability under the revolving credit facility is limited, in the aggregate, to the lesser of $130 million and a "borrowing base amount," which is the sum of (i) between 80% and 85% of eligible accounts receivable plus (ii) between 50% and 60% of eligible inventory. At March 2, 1996, the Company had outstanding borrowings of $100.5 million and unused availability of $2.7 million under its revolving credit facility. As the result of the reduction in maximum borrowing limit discussed above, the Company is currently fully-utilizing its revolving credit facility and does not anticipate significant unused borrowing capacity under this facility until June 1996. Accordingly, funds for acquisitions or other significant unbudgeted capital expenditures may not be available for the foreseeable future, and in the event of a substantial escalation in lumber prices or substantial increase in sales the Company's ability to purchase inventory without further amendment of this facility could be constrained. The Company anticipates, however, that funds provided by operations and under this facility will be adequate for the Company's needs.

    The revolving credit facility and the trust indenture related to the Company's 11-5/8% Senior Subordinated Notes contain certain covenants and restrictions. Among other things, the revolving credit facility prohibits non-stock dividends, certain investments and other "restricted payments" by the Company. The trust indenture generally restricts non-stock dividends and other restricted payments by the Company to 50% of "cumulative consolidated net income," or if cumulative consolidated net income shall be a loss, minus 100% of such loss, of the Company earned subsequent to October 22, 1993, plus the proceeds of the sale of certain equity securities after such date.

   The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling of building centers and component manufacturing facilities, and the purchase of equipment and management information systems. The Company spent $4.1 million on capital purchases and improvements in 1995. The Company expects to spend approximately $4 million on capital expenditures in 1996. These expenditures are expected to be funded by the Company's borrowings and its internally generated cash flow. At December 30, 1995, there were no material commitments for future capital expenditures.

     Subject to the availability of adequate borrowing capacity and liquidity, the Company may also seek to acquire additional local or regional building centers or component manufacturing facilities to complement its current operations. The Company completed several acquisitions during 1995. In April, the Company acquired the operating assets of Owsley Lumber Company, a combination building center and component manufacturing facility located in Pensacola, Florida. In June of 1995, the Company acquired the operating assets of Lappo Lumber Company, Inc., a building center in South Haven, Michigan and a combination building center and component manufacturing facility in Fruitport, Michigan, the assets of Caro Building Center, a single building center located in Caro, Michigan, and the facilities of Newtown Lumber, a single building center located in Newtown, Connecticut. See "Item 1. Business - Acquisitions" and
Note 3 of Notes to Consolidated Financial Statements included elsewhere herein. In the aggregate, these acquisitions were completed for fair market value of the assets acquired and liabilities assumed, and were funded under the Company's revolving line of credit. The Company anticipates that funds for future acquisitions would be subject to the consent of its bank lenders and to the increase or modification of the Company's revolving credit facility.

    On January 11, 1996, the Company entered into a definitive agreement with Riverside Group, Inc. ("Riverside") that provides for the acquisition by Riverside of 2 million newly-issued shares of the Company's common stock for $10 million in cash. The transaction is expected to be completed prior to July 31, 1996. Should the sale to Riverside not occur, the Company could be required to obtain a waiver of the requirement contained in its revolving credit facility that this transaction be completed by such date. See "Item 1. Business - Private Placement to Riverside Group, Inc." and
Note 9 to Notes to Consolidated Financial Statements included elsewhere herein.


Net Operating Loss Carryforwards

    At December 30, 1995, the Company and its subsidiaries had federal income tax net operating loss carryforwards ("NOLs") of approximately $25.3 million. The NOLs will expire in the years 2004 to 2010, if not previously utilized. As a result of the Recapitalization Plan, the Company's ability to use certain of the NOLs carried forward will be subject to the limitations of Section 382 of the Internal Revenue Code. See Note 11 to Notes to Consolidated Financial Statements included elsewhere herein.




Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial statements of the Company are set forth herein beginning on page F-1.


                            PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a)     List of Documents Filed as a Part of this Report:


(1)      Financial  Statements:                                           Page No.
                                                                          --------

Report of Independent Accountants                                            F-1
Consolidated balance sheets as of December 30, 1995
 and December 31, 1994                                                       F-2
Consolidated statements of operations for the years ended December 30,
 1995, December 31, 1994 and December 25, 1993                               F-3
Consolidated statements of changes in stockholders' equity (deficit) for the years ended December 30, 1995, December 31, 1994 and December 25,
 1993                                                                        F-4
Consolidated statements of cash flows for the years ended December 30,
 1995, December 31, 1994 and December 25, 1993                               F-5
Notes to consolidated financial statements                                   F-6


(2)   Financial Statement Schedules:

     Schedule  Description
     ---------------------

     II.       Valuation and Qualifying Accounts                             S-1


(b) Reports on Form 8-K

  The Company filed a Current Report on Form 8-K dated January 11, 1996, reporting a definitive agreement that provides for the sale of Riverside
  Group, Inc. of 2 million newly-issued shares of the registrant's common stock.


(c) Exhibits



                                                                      Sequential
Exhibit                                                                    Page
Number    Description                                                      No.
------    -----------                                                      ---

3.1(a)    Amended and Restated Certificate of Incorporation of the         *
          Registrant (incorporated by reference to Exhibit 3.1 to the
          Registrant's Registration Statement on Form S-1 (the "Form
          S-1"), Commission File No. 2-67334).

  (b)     First Amendment to Second Amended and Restated Certificate       *
          of Incorporation (incorporated by reference to Exhibit 3.01 to the Registrant's Quarterly Report on Form 10-Q (The "June 1994
          Form 10-Q") for the period ended June 25, 1994).

3.2       By-laws of the Registrant, as amended and restated               *
          (incorporated by reference to Exhibit 3.2 to the Registrant's
          Annual Report on Form 10-K (the "1993 Form 10-K") for the
          year ended December 25, 1993).

4.1       Credit Agreement dated March 12, 1996, among the                70
          Registrant, as borrower, each of the financial institutions signatory thereto (the "Lenders"), BT Commercial Corporation, as Agent for the Lenders, and Bankers Trust Company, as
          issuing Bank.

4.2       Indenture dated as of October 15, 1993 between the Registrant    *
          and Marine Midland Bank, N.A. (incorporated by reference to
          Exhibit 4.2 to the 1993 Form 10-K).

10.1      Trademark Agreement, dated April 29, 1988, between Wickes        *
          Companies, Inc. and the Registrant  (incorporated by
          reference to Exhibit 10.2 to the Form S-1).

10.2      Stock Purchase Agreement, dated as of July 23, 1993,             *
          among FynSyn Capital Corp., W. Lumber Investment
          Partnership, Riverside Group, Inc. and American Financial
          Acquisition Corporation (incorporated by reference to
          Exhibit 10.11 to the Form S-1).

10.3      Agreement, dated July 21, 1993, between Collins & Aikman         *
          Group, Inc. and the Registrant (incorporated by reference to
          Exhibit 10.12 to the Form S-1).


*Incorporated by reference



10.4      Form of Employee Warrant to purchase Common Stock of the         *
          Registrant (incorporated by reference to Exhibit 10.16 to the
          Form S-1).

10.5      Settlement Agreement, dated as of August 11, 1993, among         *
          FynSyn Capital Corp., W. Lumber Investment Partnership,
          Riverside Group, Inc. and Arthur M. Goldberg (incorporated by reference to Exhibit 10.17 to the Form S-1).

10.6      Equity Recapitalization Agreement, dated September 20, 1993,     *
          among the Registrant, American Founders Life Insurance
          Company, American Financial Acquisition Corporation, Bankers
          Trust (Delaware), Riverside Group, Inc., W. Lumber Investment
          Partnership and Arthur M. Goldberg (as voting trustee)
          (incorporated by reference to Exhibit 10.18 to the Form S-1).

10.7      Agreement, dated as of September 20, 1993, among the             *
          Registrant,  Riverside Group, Inc., Bankers Trust (Delaware)
          and American Financial Acquisition Corporation (incorporated by reference to Exhibit 10.19 to the Form S-1).

10.8(a)   Amended and Restated 1993 Long-Term Incentive Plan of the        *
          Registrant (incorporated by reference to Exhibit 10.8 to the
          1994 Form 10-K).

    (b)   Form of Option Agreement (incorporated by reference to           *
          Exhibit 10.22 to the Form S-1).

    (c)   Form of Option Agreement (incorporated by reference to           *
          Exhibit 10.8 to the 1994 Form 10-K).

    (d)   Form of Long-Term Stock Option Agreement (incorporated           *
          by reference to Exhibit 10.8 to the 1994 Form 10-K).

    (e)   Form of Long-Term Performance Bonus Agreement                    *
          (incorporated by reference to Exhibit 10.8 to the 1994
          Form 10-K).

10.9(a)   Amended and Restated 1993 Director Incentive Plan of             *
          Registrant (incorporated by reference to Exhibit 10.03
          to the Registrant's Quarterly Report on Form 10-Q the
          ("March 1994 Form 10-Q") for the period ended
          March 26, 1994).

    (b) Form of Option Agreement (incorporated by reference to Exhibit 10.24 to the Form S-1).


*Incorporated by reference



10.11     Employment Agreement between Douglas J. Woods                    *
          and the Registrant (incorporated by reference to
          Exhibit 10.01 to the March 1994 Form 10-Q).

10.12     Employment Agreement between George A. Bajalia and               *
          the Registrant (incorporated by reference to Exhibit 10.02 to the March 1994 Form 10-Q).

10.13(a)  Agreement of Sale dated as of August 18, 1994 by and             *
          between the Registrant and Gerrity Company, Inc.
          (incorporated by reference to Exhibit 2.01(a) to the Registrant's
          Current Report on Form 8-K dated October 21, 1994).

      (b) First Amendment dated as of October 7, 1994 (incorporated        *
          by reference to Exhibit 2.01(b) to the Registrant's Current
          Report on Form 8-K dated October 21, 1994).

10.14     Marketing Agreement dated as of September 7, 1994 between        *
          the Registrant and Wickes Financial Services Center, Inc.
          (incorporated by reference to Exhibit 10.14 to the 1994
          Form 10-K).

10.15     Stock Purchase Agreement dated as of January 11, 1996            *
          between Riverside Group, Inc. and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrants Current
          Report on Form 8-K dated January 11, 1996).

11.1      Statement regarding Computation of Per Share Earnings.           213

21.1      List of Subsidiaries of the Registrant.                          214

23.1      Consent of Coopers & Lybrand L.L.P.                              215

27.1      Financial data schedule (SEC use only)


*Incorporated by reference.




  There have been omitted certain instruments with respect to long-term debt not in excess of 10% of the consolidated total assets of the Company. The Company agrees to furnish copies of any such instruments to the Commission upon request.



                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WICKES LUMBER COMPANY


  Date:  _________   , 1996                  By: /s/
                                   George A. Bajalia
                         Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)




                     REPORT OF INDEPENDENT ACCOUNTANTS



To The Stockholders and Board of Directors
Wickes Lumber Company and Subsidiaries


We have audited the accompanying consolidated balance sheets of Wickes Lumber Company and Subsidiaries (the "Company") as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, changes in common stockholders' equity (deficit) and cash flows for the years ended December 30, 1995 and December 31, 1994, and December 25, 1993. We have also audited the financial statement schedule of valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wickes Lumber Company and Subsidiaries as of December 30, 1995 and December 31, 1994, and the consolidated results of their operations and cash flows for the years ended December 30, 1995, December 31, 1994, and December 25, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Chicago, Illinois
March 12, 1996




          WICKES LUMBER COMPANY AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
          December 30, 1995 and December 31, 1994
             (in thousands except share data)



                          ASSETS                               1995       1994
                                                               ----       ----
Current assets:
    Cash                                                    $      87  $   2,037
    Accounts receivable, less allowance for doubtful
      accounts of $8,208 in 1995 and $4,657 in 1994            81,792     97,629
    Inventory                                                 110,639    124,084
    Deferred tax asset                                         25,906     14,360
    Prepaid expenses                                            1,051      1,584
                                                              -------     ------
        Total current assets                                  219,475    239,694
                                                              -------     ------
Property, plant and equipment, net                             56,545     56,847
Trademark (net of accumulated amortization
  of $9,830 in 1995 and $9,608 in 1994)                         7,170      7,392
Deferred tax asset                                                250          0
Other assets (net of accumulated amortization of
  $4,464 in 1995 and $2,071 in 1994)                           19,075     15,640
                                                              -------     ------
                                                              302,515    319,573
                                                              =======     ======

            LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                    $     424  $     709
    Accounts payable                                           41,457     46,620
    Accrued liabilities                                        37,972     28,854
                                                               ------     ------
      Total current liabilities                                79,853     76,183
                                                               ------     ------

Long-term debt, less current maturities                       205,221    211,139
Other long-term liabilities                                     2,312      2,105
Commitments and contingencies (Note  8)

Common stockholders' equity:
     Common stock (6,143,473 issued and outstanding in 1995
       and 6,100,549 shares issued and outstanding in 1994)        61         61
    Additional paid-in capital                                 76,772     76,190
    Accumulated deficit                                      (61,704)    (46,105)
                                                               ------     ------
                                                               15,129     30,146
                                                               ------     ------
     Total common stockholders' equity                        302,515    319,573
                                                               ======     ======


The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.




                             WICKES LUMBER COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Years Ended December 30, 1995, December 31,1994, and December 25, 1993
                       (in thousands except share and per share data)






                                                                     1995            1994           1993
                                                                  ---------       ---------       ---------

Net sales                                                   $      972,612   $     986,872  $      846,842
Cost of sales                                                      751,800         753,041         640,284
                                                                  ---------       ---------       ---------
    Gross profit                                                   220,812         233,831         206,558
                                                                  ---------       ---------       ---------

Selling, general and administrative expenses                       194,629         194,586         174,889
Depreciation, goodwill and trademark amortization                    5,882           4,543           5,782
Provision for doubtful accounts                                      6,482           2,457           1,942
Restructuring and unusual items                                     17,798           2,000              53
Other operating income                                              (5,831)         (6,772)         (4,575)
                                                                  ---------       ---------       ---------
                                                                   218,960         196,814         178,091
                                                                  ---------       ---------       ---------
    Income from operations                                           1,852          37,017          28,467

Interest expense                                                    24,351          21,663          20,298
Equity in loss of affiliated company                                 3,543               -               -
                                                                  ---------       ---------       ---------
     Income (Loss) before income taxes and extraordinary gain      (26,042)         15,354           8,169

Provision for income taxes
    Current                                                          1,353           1,660           1,227
    Deferred                                                       (11,796)        (14,360)              -
                                                                  ---------       ---------       ---------
      Income (loss) before extraordinary gain                $     (15,599)   $     28,054    $      6,942
                                                                  =========       =========       =========

Extraordinary gain on extinguishment of debt,
  net of income taxes of $193                                            -               -           1,241
                                                                  ---------       ---------       ---------
Net (loss) income                                                  (15,599)         28,054           8,183
                                                                  =========       =========       =========

Earnings (loss) per common share (pro forma in 1993)
    Earnings (loss) before extraordinary gain                $      ($2.54)   $      $4.59  $        $1.14
                              Extraordinary gain                         -               -           $0.20
                                                                  ---------       ---------       ---------
Earnings (loss) per common share (pro forma in 1993)         $       (2.54)           4.59  $         1.34
                                                                  =========       =========       =========

Weighted average common and common
  equivalent shares outstanding (pro forma in 1993)               6,151,771       6,106,279       6,099,985
                                                                  =========       =========       =========

Earnings per common share- historical basis (Note 5)

The accompanying notes are an integral part of the the Condensed Consolidated Financial Statements.



                    WICKES LUMBER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 25, 1993, December 31, 1994 and December 30, 1995

                                   (in thousands)



                                                                                                       Total
                                                                      Additional                      Common
                                                          Common        Paid-in     Accumulated     Stockholders'
                                                           Stock        Capital       Deficit         Equity
                                                                                                     (Deficit)


Balance at December 27, 1992.........................  $      20  $      32,493  $     (81,470)  $     (48,957)
Net income...........................................          -              -          8,183           8,183
Dividends on redeemable preferred stock..............          -              -           (872)           (872)
Issuance of common stock, net of offering costs......         28         38,266              -          38,294
Issuance of common stock in exchange for preferred stock.     13         16,823              -          16,836
Extinguishment of warrants...........................          -        (11,666)             -         (11,666)
                                                          ------         ------         ------          ------

Balance at December 25, 1993.........................         61         75,916        (74,159)          1,818
                                                          ------         ------         ------          ------

Net income...........................................          -              -         28,054          28,054
Issuance of common stock, net .......................          -            274              -             274
                                                          ------         ------         ------          ------

Balance at December 31, 1994.........................         61         76,190        (46,105)         30,146
                                                          ------         ------         ------          ------

Net income...........................................          -              -        (15,599)        (15,599)
Issuance of common stock, net........................          -            582              -             582
                                                          ------         ------         ------          ------

Balance at December 30, 1995.........................  $      61  $      76,772  $     (61,704)  $      15,129
                                                          ======         ======         ======          ======


   The accompanying notes are an integral part of the consolidated financial statements.






                WICKES LUMBER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 30, 1995, December 31, 1994, and December
                               25, 1993
                            (in thousands)



                                                                            1995       1994       1993
                                                                            ----       ----       ----
Cash flows from operating activities:
  Net income / (loss)                                                   $ (15,599) $  28,054  $   8,183
  Adjustments to reconcile net income/(loss) to
       net cash provided by (used in) operating activities:
    Depreciation expense                                                    5,391      4,277      4,329
    Amortization of trademark                                                 222        222      1,453
    Amortization of goodwill                                                  270         44          0
    Amortization of deferred financing costs                                2,085      1,781      1,839
    Provision for doubtful accounts                                         6,482      2,457      1,942
    Accretion of note dicount                                                   0          0      2,023
    Gain on sale of assets                                                    (71)      (238)    (1,118)
                           Extraordinary gain on extinguishment of debt         0          0     (1,434)
    Deferred tax benefit                                                  (11,795)   (14,360)         0
    Changes in assets and liabilities (net of effects
      from acquisitions):
        (Increase) decrease in accounts receivable                          9,355    (15,673)   (21,231)
        (Increase) decrease in inventory                                   20,697        (98)   (12,794)
        Increase(decrease)in accounts payable and accrued liabilities       2,377     (4,896)    (3,232)
        Increase in other assets                                           (3,552)      (239)    (1,229)
                                                                            -----      -----      -----
NET CASH USED IN OPERATING ACTIVITIES                                      15,862      1,331    (21,269)
                                                                            -----      -----      -----
 Cash flows from investing activities:
  Purchases of property, plant and equipment                               (4,111)    (5,947)    (4,289)
  Payments for acquisitions                                                (8,686)   (36,515)         0
  Proceeds from sales of property, plant and equipment                      2,520        685      9,612
                                                                            -----      -----      -----
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (10,277)   (41,777)     5,323
                                                                            -----      -----      -----

Cash flows from financing activities:
    Net borrowing (repayment) under revolving line of credit               (5,760)    43,462    (21,552)
    Reductions of notes payable                                            (2,357)      (556)      (461)
    Repayment of term loan                                                      0          0    (62,839)
    Retirement of subordinated notes                                            0          0    (30,000)
                    Proceeds from issuance of senior subordinated notes         0          0    100,000
    Proceeds from issuance of common stock                                    582        274     42,000
    Payment of transaction costs of the
        Recapitalization Plan                                                   0       (700)   (11,204)
                                                                            -----      -----      -----
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (7,535)    42,480     15,944
                                                                            -----      -----      -----
NET INCREASE (DECREASE) IN CASH                                            (1,950)     2,034         (2)
Cash at beginning of period                                                 2,037          3          5
                                                                            -----      -----      -----
CASH AT END OF PERIOD                                                   $      87 $    2,037 $        3
                                                                            =====      =====      =====
Supplemental schedule of cash flow information:
     Interest paid                                                      $  22,823 $   18,777 $   25,298
     Income taxes paid                                                      1,987      1,536      1,146
  Supplemental schedule of non-cash investing and financing activities:
      The Company purchased capital stock and assets in conjuction with acquisitions made during the period.  In connection with these acquitions,
  liabilties were assumed as follows
    Fair value of assets acquired                                       $  12,387 $   41,736
    Cash paid                                                              (8,686)   (36,515)
                                                                            -----      -----

      Liabilities assumed                                               $   3,700 $    5,221
                                                                            =====      =====


            Issuance of common stock in exchange for preferred
      stock, including accumulated dividends                                                $    16,836
                                                                                                  =====


    The accompanying notes are an integral part of the Consolidated
                         Financial Statements.


1.  Description of Business

Wickes Lumber Company, through its building centers, markets lumber, building materials and services to professional contractors, repair and remodelers and do-it-yourself home owners principally in the Midwest, Northeast and Southern United States. Wickes Lumber Company's wholly-owned and majority-owned subsidiaries are: Lumber Trademark Company ("LTC"), a holding company for the "Flying W" trademark; GLC Division, Inc. ("GLC"), which operates the Gerrity Lumber business; and Riverside International Corporation ("RIC"), engaged in the procurement and processing of lumber in the former Soviet Republics.


2.  Accounting Policies

Principles  of Consolidation

The consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Lumber Company and all its wholly-owned and majority-owned subsidiaries (the "Company"), except for RIC, the investment in which is recorded under the equity method because control is likely to be temporary and to be lost in the near term (see Note
16).  All significant intercompany balances have been eliminated.


Fiscal Year

The Company's fiscal year ends on the last Saturday in December.


Accounts Receivable

The Company extends credit primarily to qualified contractors. The accounts receivable balance excludes consumer receivables as such receivables are sold on a nonrecourse basis. The remaining accounts and notes receivable represent credit extended to professional contractors and professional repair and remodelers, generally on a non-collateralized basis.


Inventory

Inventory consists principally of finished goods. The Company utilizes the first-in, first-out (FIFO) cost flow assumption for valuing its inventory. Inventory is valued at the lower of cost or market, but not in excess of net realizable value.


Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated under the straight-line method. Estimated lives used range from 15 to 39 years for buildings and improvements and leasehold improvements. Machinery and equipment lives range from 3 to 6 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant, and equipment are included in the Company's results of operations as other operating income.


Other Assets

Other assets consist primarily of deferred financing costs and goodwill which are being amortized on the straight line method, goodwill primarily over 35 years and deferred financing costs over the expected terms of the related debt agreements. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 30, 1995.

Amortization expense for deferred financing costs is reflected as interest expense on the Company's Consolidated Statements of Operations.


Trademark

Prior to completion of the Recapitalization Plan (as hereinafter defined), the Company's "Flying W" trademark was being amortized over 10 years. Effective with the Recapitalization, certain restrictions on the trademark were eliminated, resulting in a change in the amortization of the trademark to reflect a 40-year amortization period.


Accounts Payable

The Company includes outstanding checks in excess of in-transit cash in accounts payable. There were $1,672,000 outstanding checks in excess of in-transit cash at December 30, 1995 and none at December 31, 1994.


Postretirement Benefits Other Than Pensions

The Company provides certain health and life insurance benefits for eligible retirees and their dependents. The Company accounts for the costs of these postretirement benefits over the employees' working careers in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."


Postemployment Benefits

The Company provides certain other postemployment benefits to qualified former or inactive employees. The Company accounts for the costs of these postemployment benefits in the period when it is probable that a benefit will be provided in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".


Income Taxes

The Company accounts for income taxes in accordance with statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits will be realized in future years. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion of the related tax asset will be realized.


Computation of Earnings Per Common Share and Pro Forma Common Share

Earnings per common share is based upon the weighted average number of shares of common stock outstanding and, where dilutive, common equivalent shares (using the treasury stock method). Common equivalent shares consist of common stock warrants and common stock options. Dilution relating to common stock options was not material. Pro forma common shares is presented for fiscal year 1993, giving effect to the Recapitalization Plan as if it had occurred on December 27, 1992 (see Note 4). Computation of earnings per share on a historical basis for fiscal year 1993 is presented in Note 15.


Stock Split

In connection with the Recapitalization Plan, on October 14, 1993 the Company's Board of Directors declared a 21.73-for-1 stock split of its outstanding shares of common stock. The accompanying financial statements have been restated to reflect this stock split.


Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates reported.

Significant estimates made by the Company include accrued compensation liability and medical claims, accrued postemployment and postretirement benefits, accrued restructuring charges, and valuation allowances for
accounts receivable, inventory and deferred tax assets.   Accrued
compensation liability and medical claims involve the determination of reserves for incurred but not reported claims. Accrued postemployment and postretirement benefits involve the use of actuarial assumptions, including selection of discount rates (see Note 10). Accrued restructuring charges involve an estimation of what the market will bring and specific costs incurred relating to the liquidation of certain Company assets using actual historical results (see Note 12). Determination of the valuation allowances for accounts receivable and inventory involve assumptions related to current market conditions and historical market trends. While the valuation allowance for the deferred tax assets considers estimates of projected taxable income (see Note 11). It is reasonably possible that the company's estimates for such items could change in the near term.


Recently Issued Accounting Pronouncements

Impairment of Long-Lived Assets.  Statement of Financial Accounting
--------------------------------
Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. This new accounting principle is effective for the Company's fiscal year ending December 28, 1996. The Company believes that adoption will not have a material impact on its financial position.

Stock-Based Compensation.  Statement of Financial Accounting Standards No.
-------------------------
123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting, to disclose the pro-forma net income and earning per share under the new method. This new accounting principle is effective for the Company's fiscal year ending December 28, 1996. The Company believes that adoption will not have a material impact on its financial position as the Company will not adopt the fair new value accounting, but instead comply with the disclosure requirements.


3.  Acquisitions

All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is included in goodwill. The fair market value of the assets acquired were approximately $12.4 million in 1995.

During 1995 the Company acquired five retail building material centers for a total cost of $11.8 million, $8.1 million in cash and $3.7 million in liabilities assumed. The cost of the acquisitions have been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill for one of the acquired businesses which is being amortized over a 30 year period on a straight line basis.

In August 1994, the Company acquired all of the net assets of Great Lakes Building Supply, Inc. and Ishpeming Building Supply, Inc. The cost of the acquisition approximated the fair market value of the assets acquired and liabilities assumed. In addition, the Company acquired all of the outstanding Class B common stock of Riverside International Corporation, from an affiliated entity. The cost of this acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1994, the Company acquired the Gerrity Lumber business from the Gerrity Company, Inc. The acquired business consisted of the operating assets of eight lumber and building material centers of which three include component manufacturing plants. The purchase price has been adjusted in accordance with a post-acquisition audit of the acquired assets, resulting in an increase in goodwill. Goodwill is being amortized over 35 years under a straight line basis.

The following unaudited pro forma summary presents information as if the 1994 acquisitions had occurred at the beginning of the fiscal year. The pro forma information is not required for the 1995 acquisitions and is provided for 1994 for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise:



                                                      (Unaudited)
                                                      Years Ended
                                              December 31,      December 25,
                                                  1994             1993
                                                  ----             ----
                                         (in thousands except per share amounts)

   Net sales                                  $1,059,218         $933,364

   Income before extraordinary item               29,356            7,433

   Net income                                     29,356            8,674
                                                  ======           ======

   Per share:
   Earnings before extraordinary item               4.80             1.22
                                                    ====             ====

   Earnings per common share and pro forma in 1993  4.80             1.42
                                                    ====             ====

See Note 2 - Accounting Policies - Computation of Earnings Per Common Share and Pro Forma Common Share



4.  Recapitalization Plan

On October 22, 1993, the Company completed a recapitalization plan (the "Recapitalization Plan"), which included (i) the initial public offering by the Company of 2,800,000 shares of common stock, par value $.01 per share (the "Common Stock"), which resulted in $42 million in gross proceeds; (ii) the offering of 11-5/8% Senior Subordinated Notes due 2003, which generated $100 million in gross proceeds; (iii) the establishment of a new $135 million revolving credit facility; (iv) the payment by the Company of an aggregate of $35 million in full payment and cancellation of the subordinated note and warrant to purchase common stock of the Company issued by the Company to the holder of the subordinated note; (v) the payment by the Company of an aggregate of $65.5 million in full payment and cancellation of the term loan and warrant to purchase common stock of the Company issued to the lender of the term loan, and the repayment of all outstanding indebtedness, $32.7 million, under and termination of the Company's then-existing revolving credit working capital facility, and the payment of $1.5 million of accrued interest on the term loan and the revolving credit facility; (vi) the restructuring of the Company's outstanding capital stock pursuant to which the Company in September 1993 reclassified each share of the existing classes of common stock into one share of Common Stock or Class B non-voting common stock, par value $.01 per share, and effected a 21.73-for-1 stock split immediately prior to the consummation of the initial common stock offering, on October 22, 1993;
(vii) the issuance by the Company of 1,206,881 shares of Common Stock (valued at the public offering price in the initial common stock offering, less underwriting discount) in exchange for the outstanding shares of preferred stock (including accrued and unpaid dividends to the date of the consummation of the recapitalization plan); (viii) the payment by the Company of $1.7 million in full settlement of certain supplemental retirement benefits ("SRBs") payable by the Company and acquired by Riverside Group, Inc. from certain former executive officers of the Company; and (ix) the payment of fees and expenses relating to the foregoing.

Upon the completion of the Recapitalization Plan, there were 5,571,461 shares of Common Stock and 499,768 shares of Class B Non-Voting Common Stock outstanding.

As a result of the Recapitalization Plan the Company recorded an extraordinary gain of $1.2 million. This gain is comprised of (i) a gain of $0.7 million on retirement of the SRBs, (ii) a gain of $4.6 million on the retirement of the previously outstanding subordinated note and accrued interest, (iii) a $3.9 million write-off of the unamortized transaction costs from the 1988 Acquisition, in which former members of senior management and other investors participated in a leveraged buy-out of the Company, and (iv) applicable income tax expense of $0.2 million.


5.  Property, Plant, and Equipment

Property, plant, and equipment is summarized as follows:



                                            December 30,     December 31,
                                               1995             1994
                                               ----             ----
                                                   (in thousands)

     Land and improvements                  $15,888          $15,142
     Buildings                               32,242           30,212
     Machinery and equipment                 26,495           25,785
     Leasehold improvements                   2,715            2,238
     Construction in progress                   226              549
                                             ------           ------

     Gross property, plant, and equipment    77,566           73,926
     Less: accumulated depreciation          25,932           23,637
                                             ------           ------

     Property, plant, and equipment
      in use, net                            51,634           50,289
     Assets held for sale, net                4,911            6,558
                                             ------           ------

     Property, plant, and equipment, net    $56,545          $56,847
                                             ======           ======


6.  Accrued Liabilities

Accrued liabilities consist of the following:


                                            December 30,     December 31,
                                               1995             1994
                                               ----             ----
                                                   (in thousands)

     Accrued payroll                        $ 6,934          $11,469
     Accrued interest                         1,546            2,103
     Accrued liability insurance              4,970            3,063
     Accrued restructuring charges           14,871              723
     Other                                    9,651           11,496
                                             ------           ------
     Total accrued liabilities              $37,972          $28,854
                                             ======           ======

7.   Long-Term Debt

Long-term debt obligations are summarized as follows:

                                                     December30,    December 31,
                                                        1995            1994
                                                        ----            ----
                                                           (in thousands)
   Revolving line of credit, interest payable
   at 1.5% above prime or 3.0% over LIBOR ,
   principal due January 22, 1998                   $105,021        $110,498

   Senior subordinated notes, interest payable
   at 11-5/8% semi-annually, principal due
   December 15, 2003                                 100,000         100,000

   Other                                                 624           1,350
                                                     -------         -------

   Total long-term debt                              205,645         211,848
   Less current maturities                              (424)           (709)
                                                     -------         -------

   Total long-term debt less current maturities     $205,221        $211,139
                                                     =======         =======


Revolving Line of Credit

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

Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. Taking into account the March 12, 1996 amendment and restatement, the amount available for borrowing on December 30, 1995 would have been $9.3 million. A commitment fee of 1/2 of 1% is payable on the unused portion of the commitment. The weighted-average interest rate on the revolving line of credit for the years ending December 30, 1995 and December 31, 1994 was approximately 8.8% and 8.2%, respectively.

Substantially all of the Company's accounts receivable, inventory, general intangibles and certain real estate, machinery and equipment are pledged as collateral for the revolving line of credit. Covenants under the related debt agreements require, among other restrictions, that the Company maintain certain financial ratios and certain levels of consolidated net worth. In addition, the debt agreement restricts among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions.


Senior Subordinated Notes

On October 22, 1993, the Company issued $100,000,000 in principal amount of 10-year unsecured senior subordinated notes. Interest on the notes is 11-5/8%, payable semi-annually. Covenants under the related indenture restrict among other things, the payment of dividends, the prepayment of certain debt, the incurrence of additional debt if certain financial ratios are not met, and the sale of certain assets unless the proceeds are applied to the notes. In addition, the notes require that, upon a change in control of the Company, the Company must offer to purchase the notes at 101% of the principal thereof, plus accrued interest.


Aggregate Maturities

The aggregate amounts of long-term debt maturities by fiscal year are as follows:

          Year                    Amount
          ----                    ------
                              (in thousands)
          1996                  $    424
          1997                       130
          1998                   105,075
          1999                        16
          2000                         0
          Thereafter             100,000


8.  Commitments and Contingencies

At  December 30, 1995, the Company had accrued approximately $1,000,000 for
remediation  of  certain  environmental  and  product  liability   matters,
principally underground storage tank removal.

Many of the building center facilities presently and formerly operated by the Company and its predecessor contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $ 2.1 million of costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.

In February 1994, the Company was notified that a stock certificate representing 103,922 shares of Common Stock that had been previously reported as lost and that had been reissued and transferred to an affiliate of the Company may in fact not have been lost but instead previously transferred by the original owner to a third party. In connection with the reissuance of the allegedly lost stock certificate, the Company examined its records, found no information concerning a possible prior transfer of the stock certificate, and received an indemnity from the original owner. If both transferees are determined to be bona fide purchasers, both may be entitled to ownership of the 103,922 shares, which would result in a corresponding increase in the number of outstanding shares of Common Stock. In such a case, the Company believes it would be entitled to indemnity from the original owner, which could be utilized to purchase and retire an equivalent number of shares. If either of the purported transferees is determined not to be a bona fide purchaser, its certificate would be canceled. Litigation has been commenced in which, among other things, the Company is seeking indemnity and a declaratory judgment concerning the rights and obligations of the various parties and the original owner is disputing its obligation to indemnify the Company.

At December 30, 1995, the Company's investment in RIC was $4.5 million. This investment entails significant inherent risks, including expropriation, legal, currency, crime, management, labor, weather and other operational risks.

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

On November 3, 1995, a complaint was filed against the Company, its directors and Riverside Group, Inc. seeking to enjoin or to obtain damages with respect to the Company's agreement to issue two million newly-issued shares of common stock to Riverside Group, Inc. for $10 million (see Note
9).

The Company is involved in various other legal proceedings which are incidental to the conduct of its business. The Company does not believe that any of these proceedings will have a material adverse effect on the Company.


Leases

The Company has entered into operating leases for retail space, equipment and other items. These leases provide for minimum rents. These leases generally include options to renew for additional periods. Total minimum rents under all operating leases were $10,501,000, $8,086,000, and $5,482,000 for the years ended December 30, 1995, December 31, 1994, and December 25, 1993, respectively.

Future minimum commitments for noncancelable operating leases are as follows:


               Year                       Amount
               ----                       ------
                                      (in thousands)
               1996                     $  9,121
               1997                        6,895
               1998                        4,047
               1999                        2,872
               2000                          938
               Thereafter                  2,252
                                         -------
                 Subtotal                 26,125
               Less: Sublease income     (1,026)
                                         -------
                                         $25,099
                                         =======

9.   Stockholders' Equity

The Company's Recapitalization Plan is discussed in Note 4.


Preferred Stock

As of December 30,1995 the Company had authorized 3,000,000 shares of preferred stock, none of which is issued or outstanding.


Common Stock

The Company has two classes of common stock: Common Stock, par value $.01 per share, and Class B Non-Voting Common Stock, par value $.01 per share. At December 30, 1995 there were 20,000,000 shares of Common Stock authorized and 5,643,705 shares issued and outstanding, and there were 1,200,000 shares of Class B Non-Voting Common authorized and 499,768 shares issued and outstanding. Class B Non-Voting Common Stock is generally equivalent to Common Stock, except that shares of Class B Non-Voting Common Stock may not be voted except on certain matters regarding merger, consolidation, recapitalization and reorganization, and as otherwise provided by law. Class B Non-Voting Common Stock is convertible into Common Stock on a share-for-share basis in certain circumstances. In addition, at December 30, 1995, 14,589 shares of Class A Voting Common Stock were reserved for issuance under outstanding warrants.


Warrants

In 1989 and 1992, the Company issued warrants to certain members of its management. These warrants would have become exercisable for up to 195,970 shares of Common Stock upon the date of determination of the Company's attainment of certain levels of financial results. These warrants were replaced during the Recapitalization Plan by the issuance of 162,975 shares of Common Stock and warrants for 28,756 shares of Common Stock, exercisable through April 29, 1998, at a nominal exercise price.


Stock Options

At December 30, 1995 and December 31, 1994, the Company had outstanding, under its Director Incentive Plan, options held by members of the Company's Board of Directors to purchase 16,335 and 16,002 shares of Common Stock, respectively. These options have an exercise price of between $10.95 and $23.25 per share; approximately 3,334 of the options were exercisable at December 31, 1994, of which none were exercised during fiscal 1995. Approximately 5,779 shares were exercisable at December 30, 1995.

In addition, at December 30, 1995 and December 31, 1994, the Company had outstanding under its Long-Term Incentive Plan, options held by key employees to purchase 430,351 and 270,213 shares of Common Stock, respectively. These options have an exercise price of between $15.00 and $18.50 per share; approximately 29,683 of the options were exercisable at December 31, 1994, of which none were exercised during fiscal 1995. Approximately 108,295 shares were exercisable at December 30, 1995.


Proposed Sale of Common Stock

On January 11, 1996, the Company entered into a definitive agreement with Riverside Group, Inc. ("Riverside"), the Company's largest stockholder, that provides for the acquisition by Riverside of 2 million newly-issued shares of the Company's common stock for $10 million in cash. The definitive agreement was approved and recommended by committees of each company's independent directors. The sale is subject to the reorganization or sale by Riverside of one of certain of its operations. The transaction is expected to be completed prior to July 31, 1996.


10.  Employee Benefit Plans

401(k) Plan

The Company sponsors a defined contribution 401(k) plan covering substantially all of its full-time employees. Additionally, the Company provides matching contributions up to a maximum of 2.5% of participating employees' salaries and wages. Total expenses under the plan for the years ended December 30, 1995, December 31, 1994, and December 25, 1993 were $1,700,000, $2,625,000, and $2,167,000, respectively.


Postretirement Benefits Other than Pensions

The Company provides life and health care benefits to retired employees. Generally, employees who have attained an age of 60, have rendered 10 years of service and are currently enrolled in the medical benefit plan are eligible for postretirement benefits. The Company accrues the estimated cost of retiree benefit payments, other than pensions, during the employees' active service period.


The plans' funded status is as follows:


                                                         December 30,   December 31,
                                                            1995           1994
                                                            ----           ----
                                                              (in thousands)
  Accumulated postretirement benefit obligation-
    Retirees and their dependents                       $    934        $   866
    Active employees fully eligible to retire
         and receive benefits                                531            298
       Active employees not fully eligible                 1,292          1,552
                                                           -----          -----
  Total accumulated postretirement benefit obligations     2,757          2,716
  Plan's assets at fair value                                -0-            -0-
                                                           -----          -----
  Accumulated postretirement benefit obligation in
      excess of plans' assets                              2,757          2,716
  Unrecognized net loss                                     (445)          (611)
  Accrued postretirement health care cost               $  2,312        $ 2,105
                                                           =====          =====


Actuarial assumptions used were as follows:

                                                         December 30,    December 31,
                                                            1995            1994
                                                            ----            ----
                                                               (in thousands)

  Projected health care costs trend rate                     6.0%            9.4%
  Ultimate trend rate                                        6.0%            5.5%
  Year ultimate trend rate achieved                          n/a            2021
  Effect of a 1% point increase in the health care
     cost trend rate on the postretirement benefit
     obligation                                         $     63         $   119
  Effect of a 1% point increase in the health care
     cost trend rate on the aggregate of service and
     interest cost                                      $     18         $    25
  Discount rate                                             7.25%           8.25%



The Company's postretirement health care plan at December 25, 1993 was not funded. The present value of accumulated postretirement benefits at
December 25, 1993 was $1,790,000. The assumed discount rate used in determining the accumulated postretirement benefit obligation at December 25, 1993 was 6.63%.


Postemployment Benefits

The Company provides certain postemployment benefits to qualified former or inactive employees who are not retirees. These benefits include salary continuance, severance, and healthcare. Salary continuance and severance pay is based on normal straight-line compensation and is calculated based on years of service. Additional severance pay is granted to eligible employees who are 40 years of age or older and have been employed by the Company five or more years. The Company accrues the estimated cost of benefits provided to former or inactive employees who have not yet retired over the employees service period or as an expense at the date of the event triggering the benefit. The Company incurred postemployment benefit expense of $160,000 (exclusive of amounts included in its restructuring liability) for the year ended December 30, 1995 (see Note 12). The total postemployment benefits expense for the years ended December 31, 1994 and December 25, 1993 was $2,000,000 and $53,000, respectively.


11.  Income Taxes

The Company files a consolidated federal tax return with its wholly-owned subsidiaries. As of December 30, 1995, the Company has net operating loss carryforwards available to offset future U.S. income of approximately $25.3 million expiring in the years 2004 through 2010; and $1.5 million of capital loss carryforwards which expire in the years 1997 through 2000.

The completion of the Recapitalization Plan, as discussed in Note 4, created an "ownership change" as defined by Section 382 of the Internal Revenue Code of 1986, as amended. As a result of this, certain of the loss carryforwards of the Company are subject to an annual limitation of approximately $2.6 million a year. Due to the inherent tax gain in the assets owned by the Company at the time of the ownership change, the annual limitation on use of the loss carryforwards will be increased by the amount of the gains as they are recognized. To the extent that the 1995 loss carryforward limitation as increased for gains recognized was not utilized in 1995, the annual limitation for 1996 will be increased. The Company has reviewed its valuation allowance for deferred tax assets, the inherent tax gain in the assets owned by the Company at the time of the ownership change, and their net operating loss availability. As a result, the Company anticipates an additional increase to the annual limitation on utilization of loss carryforwards in 1996 of approximately $1.3 million as a result of gains recognized during the year. This amount is subject to further review by the Internal Revenue Service. An additional loss carryforward of $11.2 million was generated during 1995. This amount will be available without limitations, to offset taxable income in future periods and will expire in 2010.

Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes were recorded to reflect changes in temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities. These amounts are expected to be recognized in future periods . A deferred tax benefit of $11.8 million was recorded in 1995. The benefit in the current year was mainly due to differences in the restructuring liability, allowance for doubtful accounts, net operating loss carryover, intangible asset amortization and utilization of prior year capital loss carryovers. As a result of recognizing the deferred tax benefit in 1995, the Company anticipates their provision for taxes in subsequent years will reflect a normal statutory rate adjusted for state taxes. The Company continues to record a valuation allowance with respect to the future tax benefits of capital losses reflected in deferred income taxes as a result of the uncertainty of their ultimate realization due to restrictions placed on their usage. Significant components of the
Company's deferred tax assets and liabilities, and their related tax effects, as of December 30, 1995 and December 31, 1994 are as follows:



                                           1995         1994
                                           ----         ----
                                             (in thousands)
   Trade accounts receivable           $  3,193     $  1,816
   Inventories                            2,446        3,252
   Accrued personnel cost                 1,850        2,153
   Other accrued liabilities             12,042        8,718
   Net operating loss                     9,856        5,640
   Other                                  1,399        2,003
                                         ------       ------
   Total deferred tax assets             30,786       23,582
   Less: valuation allowance             (1,350)      (3,421)
                                         ------       ------
   Net deferred tax assets               29,436       20,161
                                         ------       ------

   Property, plant and equipment          1,906        5,094
   Goodwill and trademark                 1,348          690
   Other accrued income items                26           17
                                         ------       ------
   Total deferred tax liabilities         3,280        5,801
                                         ------       ------

   Net deferred tax asset              $ 26,156     $ 14,360
                                         ======       ======


Income tax expense including applicable tax on extraordinary gain, consists of the following components:

                                              1995          1994         1993
                                              ----          ----         ----
                                                       (in thousands)
   Current: Charge to operations          $   1,353    $   1,660    $   1,227
   Charge to extraordinary item                   -            -          193
   Deferred benefit                         (11,796)     (14,360)           -
                                            --------     --------     -------
   Total income tax expense (benefit)     $ (10,443)   $ (12,700)   $   1,420
                                            ========     ========     =======

Provision for income taxes on income differs from expected tax expense computed by applying the Federal corporate tax rate of 35% in 1995, 34% in 1994 and 1993 as follows:


                                                                1995        1994        1993
                                                                ----        ----        ----
                                                                       (in thousands)
  Taxes (benefit) computed at
    statutory rate                                          $ (9,115)   $  5,220    $  3,687
   State tax expense                                             894         891       1,036
   Alternative minimum tax rate differential                       -         310         384
   Current and deferred benefit of capital loss (utilized)         -          (2)       (373)
   Current benefit of deferred tax asset                           -     (14,360)          -
   Other                                                        (151)        148           -
   Change in valuation allowance for deferred tax asset        (2071)          -           -
   Current and deferred benefit of NOL
    carried forward (utilized)                                     -      (4,907)     (3,314)
                                                             -------      ------     -------
   Total tax provision                                      $(10,443)   $(12,700)   $  1,420
                                                             =======     =======     =======



Deferred tax expense results from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each were as follows:


                                                         1995         1994
                                                         ----         ----
                                                          (in thousands)
   Change in bad debt reserve                        $  1,377    $     631
   Differences in tax and book inventory                 (806)         (47)
   Settlement of deferred compensation                   (303)         309
   Change in accrued liabilities                        3,324        2,548
   Utilization of NOL                                   4,216       (7,474)
   AMT credit and capital loss carryforward              (604)         993
   Differences in tax and book asset basis              3,188       (2,909)
   Differences in tax and book basis in intangibles      (658)        (690)
   Extinguishment of debt                                   -            -
   Change in accrued income items                          (9)          34
   Change in valuation allowance for
    deferred tax assets                                 2,071       20,965
                                                       ------       ------

   Deferred tax benefit                              $ 11,796    $  14,360
                                                       ======       ======


12.   Restructuring and Unusual Charges

During the fourth quarter of 1995, the Company committed to and began implementing a restructuring plan to improve return on assets by closing or consolidating under-performing operating centers, decreasing the corresponding overhead to support these building centers, and initiating actions to strengthen its capital structure. Management anticipates completion of the plan in 1996. The costs for closing these building material centers were based on management estimates of costs to exit these markets and actual historical experience. The Company recorded a $17.8 million charge relating to its strategic restructuring program and other one time costs which are reflected in the Company's Consolidated Statements of Operations as restructuring and unusual items. The restructuring charge includes $12.6 million in anticipated losses on the disposition of closed center assets and liabilities and $2.2 million in severance and postemployment benefits.

The major components of this charge include the write-down of assets to their net realizable value, liabilities associated with closed building centers held for sale, postemployment benefits to qualified former employees as a result of the center closings, and other charges related to the strengthening of the Company's capital structure. Also included is a charge for unusual employment related claims expensed in the fourth quarter of 1995.


13.   Fair Value of Financial Instruments

In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," information has been provided about the fair value of certain financial instruments. The following methods and assumptions were used to estimate the fair value of each material class of financial instruments covered by the Statement for which it is practicable to estimate that value:


Long-Term Debt

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's material financial instruments at December 30, 1995 and December 31, 1994 are as follows:



                                            Fair          Carrying
                                            Value           Value
                                            -----           -----

                                                (in thousands)
   1995 Financial Liabilities:
   Long-term Debt
   Revolver                              $105,021         $105,021
   Senior Subordinated Notes               68,000          100,000

   1994 Financial Liabilities:
   Long-term Debt
   Revolver                              $110,498         $110,498
   Senior Subordinated Notes               97,380          100,000



14.   Related Party Transactions

In September 1992, the Company began efforts to determine the feasibility of obtaining lumber from the former Soviet Republics. In March 1993, the
Company determined to enter into a test arrangement that required the approval of one of its former lenders. This former lender declined to grant its approval but permitted the Company's participation, on a test basis, in an arrangement pursuant to which an affiliate of the Company, formed for the purpose, imported in December 1993 a load of rough sawn goods,  which  the Company acquired upon arrival in the United  States  and milled into common finishing boards and moulding. On July 31, 1994, the Company acquired the affiliate that imported the test load, Riverside International Corporation, from the Riverside Group, Inc., the Company's largest stockholder, for $895,000. The acquisition was accounted for as a purchase and ended the related party relationship. In December 1995, voting rights to 66 2/3% of RIC's voting stock were assigned to Riverside Group, Inc. In addition, Riverside Group, Inc. obtained the right, during 1996, to acquire up to $5 million of RIC's non-voting common stock, at the then fair market value.

In 1995, the Company paid approximately $613,000 in reimbursements to an affiliate of the Company's chairman and to third parties for costs related to services provided to the Company during 1995 by certain employees of the affiliated company and use of a corporate aircraft. Total payments in 1994 and 1993 for similar services were approximately $810,000 and $860,000, respectively.

The Chairman and certain directors of the Company, as well as an affiliated company, own in the aggregate a majority of the voting securities of a private manufacturer of glass products, wooden stair parts and other building materials that supplies products, primarily through independent distributors, to the Company. The Chairman of the Company also is chairman of the board, president and chief executive officer, and one of the Company's directors is a director and officer, of this manufacturer. During 1995, the Company estimates that it purchased approximately $1,423,000 of this manufacturer's products at prices generally available from the third party distributors from which the products were obtained. This compares with $2,086,000 and $1,500,000 of similar products purchased in 1994 and 1993, respectively.

A certain director and executive officer of the Company, is a shareholder of the law firm that is general counsel to the Company. The Company paid this firm $394,000, $623,000, and $518,000 for legal services provided to the Company during 1995, 1994, and 1993, respectively.

For a description of the proposed sale of 2 million newly-issued shares by the Company to Riverside Group, Inc., see Note 9.


15.   Computation of Earnings Per Common Share-Historical Basis

The earnings per common and common equivalent share, computed on a historical basis for fiscal year 1993, less redeemable preferred stock dividends is presented below to comply with the provisions of Accounting Principles Board Opinion No. 15:



                                                      Year Ended
                                                     December 25,
                                                         1993
                                                         ----
   Income (loss) before extraordinary gain
    and cumulative effect of accounting change        $  2.12
   Extraordinary gain                                     .43
   Cumulative effect of accounting change                   -
                                                         ----

   Net income (loss)                                  $  2.55
                                                         ====

   Weighted average common
    and common equivalent shares                    2,871,091
                                                    =========


16.  Subsequent Event

   On February 21, 1996, the Company and its RIC subsidiary entered into an agreement with two investment funds. Pursuant to this agreement, the two funds are each to invest $5 million in this subsidiary and are each to receive a 25% equity interest, with the Company retaining an interest slightly less than 50% and the subsidiary's management receiving the balance of the equity. A total of $4 million of the funds' investment has been advanced to the subsidiary as a loan, which is to be converted to equity upon funding of the remaining $6 million, which is to occur upon satisfaction of certain conditions, including among other things the resolution of certain legal matters and the achieving of specified operational levels.

    The sale of RIC stock to the investment funds will be recorded on the books of RIC as an issuance of authorized but unissued capital stock. The impact of this stock issue to the Company's consolidated financial statements will be a reduction in the percent of future RIC earnings/(losses) reported under "Equity in earnings/(loss) of affiliated company", from 100% to slightly less than 50%.


                         WICKES LUMBER COMPANY AND SUBSIDIARIES

                      Schedule II-Valuation and Qualifying Accounts
 For the Years Ended December 30, 1995, December 31, 1994, and December 25, 1993
                                 (dollars in thousands)




            Col. A                Col. B              Col. C                  Col. D          Col. E
                                                    Additions
                                                 (1)          (2)
                                Balance at   Charged to    Charged to                       Balance at
                                Beginning     Costs and   Other accounts                      End of
Description                     of Period     Expenses                      Deductions        Period
                                                 (a)           (b)              (c)
1995:
Allowance for doubtful accounts   $4,657       $6,482                         $2,931          $8,208

1994:
Allowance for doubtful accounts   $3,039       $2,457         $634            $1,473          $4,657

1993:
Allowance for doubtful accounts   $2,439       $1,942                         $1,342          $3,039

(a)  Net of reserved and collected accounts.
(b)  Bad debt allowance related to acquisitions and recorded as a reduction to the purchase price.
(c)  Reserved accounts written-off.
