Form 10-K/A
period 1995-12-31
WICKES LUMBER CO /DE/
filed 1996-10-23
CIK 910620

FORM 10-K/A
                        Amendment No. 2

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


                           Explanatory Note
                           ----------------

        This Amendment No. 2 is being filed soley for the purpose of adding the signature and date, which were inadvertently omitted from Amendment
No. 1.


                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WICKES LUMBER COMPANY


  Date:  October 23, 1996       By: /S/ George A. Bajalia
                                    ----------------------
                                George A. Bajalia
                                Senior Vice President and Chief Financial
                                Officer
                               (Principal Financial and Accounting Officer)