Form 10-Q
period 1996-09-28
WICKES LUMBER CO /DE/
filed 1996-11-12
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                                                             Commission File
For the Quarterly Period Ended September 28, 1996            Number  0-22468
                               ------------------                    -------


                              WICKES LUMBER COMPANY
                              ---------------------
                (Exact name of registrant as specified in its charter)


           Delaware                                          36-3554758
           --------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois                       60061
------------------------------------------------                       -----
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

                                   Yes   X        No
                                       -----         -----

As of November 1, 1996, the Registrant had 7,656,106 shares of Common Stock, par value $.01 per share, and 499,768 shares of Class B Non-Voting Common Stock, par value $.01 per share, outstanding.



                 WICKES LUMBER COMPANY AND SUBSIDIARIES

                                 INDEX
                                 -----

                                                                       Page
                                                                      Number
                                                                     -------
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
                September 28, 1996 (Unaudited) and
                December 30, 1995                                        3

               Condensed Consolidated Statements of Operations
                For the three months and nine months ended
                September 28, 1996 and September 30, 1995 (Unaudited)    4

               Condensed Consolidated Statements of Cash Flows
                For the nine months ended September 28, 1996
                and September 30, 1995 (Unaudited)                       5

               Notes to Condensed Consolidated
                Financial Statements (Unaudited)                         6

     Item 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      10


PART II.       OTHER INFORMATION

     Item 5.   Other Information                                         18

     Item 6.   Exhibits and Reports on Form 8-K                          18





                        WICKES LUMBER COMPANY AND SUBSIDIARIES
                        CONDENSED  CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                          (in thousands except share data)


                                                              September      December
                                                                 28,            30,
                     ASSETS                                     1996           1995
                                                                ----           ----
Current assets:
    Cash                                                    $    2,274    $      87
    Accounts receivable, less allowance for doubtful
       accounts of $5,114 in 1996 and $8,208 in 1995            91,167       81,792

    Inventory                                                  108,475      110,639
    Deferred tax asset                                          25,906       25,906
    Prepaid expenses                                             2,293        1,051
                                                               -------      -------
        Total current assets                                   230,115      219,475
                                                               -------      -------
Property, plant and equipment, net                              51,582       56,545
  Trademark (net of accumulated amortization of
    $9,996 in 1996 and $9,830 in 1995)                           7,004        7,170
Deferred tax asset                                                 250          250
 Other assets (net of accumulated amortization of
    $6,025 in 1996 and $4,464 in 1995)                          16,301       19,075
                                                               -------      -------
                                                               305,252      302,515
                                                               =======      =======

       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                    $      156    $     424
    Accounts payable                                            54,136       41,457
    Accrued liabilities                                         35,424       37,972
                                                               -------      -------
      Total current liabilities                                 89,716       79,853
                                                               -------      -------

Long-term debt, less current maturities                        189,469      205,221
Other long-term liabilities                                      2,539        2,312
Commitments and contingencies (Note  5)

Common stockholders' equity:
  Common stock, par value $.01 (8,155,874 and 6,143,473 shares
  issued and outstanding in 1996 and 1995, respectively)            82           61
 Additional paid-in capital                                     86,600       76,772
    Accumulated deficit                                        (63,154)     (61,704)
                                                               -------      -------
                                                                23,528       15,129
                                                               -------      -------
     Total common stockholders' equity                         305,252      302,515
                                                               =======      =======

 The  accompanying  notes are an integral part of the Condensed Consolidated Financial Statements.




                         WICKES LUMBER COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                    (in thousands except share and per share data)





                                                                Three Months Ended               Nine Months Ended
                                                             ------------------------       --------------------------
                                                               June 29,      July 1,         June 29,         July 1,
                                                                1996          1995            1996             1995
                                                             ---------      ---------       ---------        ---------
Net sales                                                 $    484,348   $    557,279   $     636,856    $     748,983
Cost of sales                                                  377,682        430,480         495,260          576,627
                                                             ---------      ---------       ---------        ---------
    Gross profit                                               106,666        126,799         141,596          172,356
                                                             ---------      ---------       ---------        ---------

Selling, general and administrative expenses                    84,935        101,906         121,984          148,795
Depreciation, goodwill and trademark amortization                2,634          3,055           4,066            4,481
Other operating income                                          (3,011)        (3,318)         (3,899)          (4,384)
                                                             ---------      ---------       ---------        ---------
                                                                84,558        101,643         122,151          148,892
                                                             ---------      ---------       ---------        ---------
    Income from operations                                      22,108         25,156          19,445           23,464
Interest expense                                                10,941         12,399          16,647           18,366
Equity in loss of affiliated company                             1,194              -           2,252                -
                                                             ---------      ---------       ---------        ---------

    Income/(loss) before provision for income taxes              9,973         12,757             546            5,098
Provision for income taxes                                       4,152          2,911             899             (132)
Minority interest in subsidiaries                                    -           (141)              -             (159)
                                                             ---------      ---------       ---------        ---------

    Net Income/(loss)                                     $      5,821   $      9,987   $        (353)   $       5,389
                                                             =========      =========       =========        =========

Income/(loss) per common share                            $       0.71   $       1.62   $       (0.05)   $        0.88
                                                             =========      =========       =========        =========

Weighted average common shares outstanding                   8,166,529      6,156,049       6,903,047        6,149,707
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




                                 WICKES LUMBER COMPANY AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                            (in thousands)


                                                                        Nine Months Ended
                                                                   --------------------------
                                                                   Sept. 28,         Sept. 30,
                                                                     1996              1995
                                                                   --------          --------
Cash flows from operating activities:
  Net loss                                                      $   (1,450)        $    (201)
  Adjustments to reconcile net loss to
       net cash used in operating activities:
    Depreciation expense                                             3,720             4,095
    Amortization of trademark                                          166               166
    Amortization of goodwill                                           180               220
    Amortization of deferred financing and other intangibles         1,340             1,499
Provision for doubtful accounts                                      1,097             5,590
    Minority interest                                                    -              (159)
    Gain on sale of assets                                            (418)              (96)
    Changes in assets and liabilities (net of effects
      from acquisitions):
        Increase in accounts receivable                            (10,472)          (15,843)
        Decrease in inventory                                        2,164             7,355
        Increase in accounts payable and
          accrued liabilities                                       10,444            12,244
        (Increase)/decrease in prepaid expense and other assets         12            (3,073)
                                                                   -------           -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            6,783            11,797
                                                                   -------           -------
 Cash flows from investing activities:
  Purchases of property, plant and equipment                        (2,550)           (6,717)
  Payments for acquisitions                                              -           (11,851)
  Proceeds from sales of property, plant and equipment               4,125               780
                                                                   -------           -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  1,575           (17,788)
                                                                   -------           -------

Cash flows from financing activities:
    Net borrowing (repayment) under revolving line of credit       (15,752)            8,418
    Reductions of notes payable                                       (268)             (547)
    Issuance of common stock                                            21                 -
    Proceeds from issuance of common stock                           9,828               571
                                                                   -------           -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (6,171)            8,442
                                                                   -------           -------
NET INCREASE IN CASH                                                 2,187             2,451
Cash at beginning of period                                             87             2,037
                                                                   -------           -------
CASH AT END OF PERIOD                                            $   2,274         $   4,488
                                                                   =======           =======
Supplemental schedule of cash flow information:
     Interest paid                                               $  12,549         $  14,449
     Income taxes paid                                                 661             1,498


         Supplemental schedule of non-cash investing and financing activities:
           The Company purchased assets in conjunction with acquisitions made during the period.  In connection with these acquisitions, liabilities were assumed as follows:

    Fair value of assets acquired                                $       -         $  16,984
    Cash paid                                                            -            11,851
                                                                   -------           -------
      Liabilities assumed                                        $       -         $   5,133
                                                                   =======           =======

  The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.






                   WICKES LUMBER COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

  Basis of Financial Statement Presentation
  -----------------------------------------

   The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Lumber Company and all its wholly-owned and majority-owned subsidiaries (the "Company"), except for Riverside International Corporation ("RIC"), the investment in which is accounted for in 1996 under the equity method. In the first three quarters of 1995, RIC was reported on a consolidated basis. See note 4. Riverside International Corporation.

   The condensed consolidated balance sheet as of September 28, 1996, the condensed consolidated statements of operations for the three-month and nine-month periods ended September 28, 1996 and September 30, 1995, and the condensed consolidated statements of cash flows for the nine-month period ended September 28, 1996 and September 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 28, 1996 and for all periods presented have been made. The results for the nine-month periods ended September 28, 1996 and September 30, 1995 are not necessarily indicative of the results to be expected for the full year or for any interim period.

   The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995, as amended by Amendments No. 1 and 2 (the "1995 Form 10-K"), filed with the Securities and Exchange Commission.


  Share Data
  ----------

   On June 20, 1996 the Company sold 2,000,000 newly-issued shares of
Common Stock to Riverside Group, Inc. This event was disclosed in a Form 8-K , filed on June 27, 1996 and amended on Form 8-K/A filed on July 24,
1996. The Company also issued 8,566 shares of Common Stock to members of its board of directors as compensation during the nine-months ended September 28, 1996. In addition, warrants held by present and former management employees of the Company were exercised for 3,835 shares of Common Stock during this same period.


2.   LONG-TERM DEBT
     --------------

   Long-term debt is comprised of the following at September 28, 1996 (in thousands):

         Revolving line of credit              $   89,380
         Senior subordinated notes                100,000
         Other                                        245
         Less current maturities                     (156)
                                                  -------
         Total long-term debt                  $  189,469
                                                  =======

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

   Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing, at September 28, 1996 was $35.6 million.


3.   INCOME TAXES
     ------------

  The provision for income taxes for the nine-month period ended September 28, 1996 was $.9 million, compared to a benefit of $.1 million for the nine-month period ended September 30, 1995. An effective federal income tax rate of 38.5% was used to calculate federal income taxes for the first nine months of 1996, compared with an effective rate of 39.7% for the first nine months of 1995. In addition to the effective federal tax rate used for 1996, state income and franchise taxes were calculated separately and are included in the provision reported.


4.   RIVERSIDE INTERNATIONAL CORPORATION
     -----------------------------------

   On February 21, 1996, the Company and RIC entered into an agreement with two investment funds. Pursuant to this agreement, the two investment funds each invested $5 million in RIC and each received a 25% equity interest, with the Company retaining an interest slightly less than 50% and management receiving the balance of the equity.

   $6 million of the total $10 million invested in RIC by the two investment funds was advanced as loans to RIC during the first two quarters of 1996 pending satisfaction of certain conditions. On October 1, 1996,
(i) RIC contributed all of its assets and liabilities to a newly-formed limited liability company, Riverside International, L.L.C. and (ii) the two investment funds completed the transaction by investing an additional $4 million in total in Riverside International, L.L.C. and by converting their loans to equity in Riverside International, L.L.C. As a result of this transaction, RIC remains a more than 90% owned subsidiary of the Company, and Riverside International, L.L.C. is owned 50% by RIC and 50% by the two investment funds.

   As of September 28, 1996, RIC has controlling interests in two companies engaged in lumber-related businesses in Russia. The investment in RIC is recorded under the equity method.


5. COMMITMENTS AND CONTINGENCIES
   -----------------------------

   At September 28, 1996, the Company had accrued approximately $1.0 million (included in accrued liabilities at September 28, 1996) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

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

   At September 28, 1996, the Company's investment in RIC was $2.3 million. This investment entails significant inherent risks, including expropriation, legal, currency, crime, management, labor, weather and other operational risks.

   The Company is one of many defendants in approximately 140 actions, each of which seeks unspecified damages, brought since 1993, various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. All of the plaintiffs in these actions are represented by the same counsel. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

   On November 3, 1995, a complaint was filed against the Company, its directors and Riverside Group, Inc. seeking to enjoin or to obtain damages with respect to the Company's agreement to issue two million newly-issued shares of common stock to Riverside Group, Inc. for $10 million.

   In the opinion of management, the potential liability in excess of amounts accrued for the above matters would not materially affect its financial condition or results of operations. The Company's assessment of the contingencies described in this note and other forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Information") and is inherently subject to uncertainty. The outcome of the contingencies described in this note may differ from the Company's assessment of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company's experience to date and the unpredictability of matters in litigation.



      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      ---------------------------------------------------------------
                          RESULTS OF OPERATIONS
                          ---------------------


   The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 30, 1995, as amended by Amendments No. 1 and 2.


                           RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all building centers and component manufacturing facilities operated by the Company, including those subsequently closed or sold.

                                      Three Months Ended             Nine Months Ended
                                      ------------------             -----------------

                                   September      September       September      September
                                   28, 1996       30, 1995        28, 1996       30, 1995
                                   ---------      ---------       ---------      ---------
Net sales                           100.0%         100.0%          100.0%         100.0%
Gross profit                         21.7%          22.1%           22.2%          23.0%
Selling, general and
 administrative expense              17.3%          18.2%           19.1%          19.9%
Depreciation, goodwill and
 trademark amortization               0.5%           0.6%            0.6%           0.6%
Provision for doubtful accounts       0.1%           0.5%            0.2%           0.7%
Other operating income               (0.5)%         (0.5)%          (0.6)%         (0.6)%
Income from operations                4.3%           3.3%            2.9%           2.4%



Net Earnings
------------

    Net income(loss) was $2,843,000 and $(1,450,000) for the three months and nine months ended September 28, 1996, respectively, compared with $1,927,000 and $(201,000) for the three months and nine months ended September 30, 1995. The increase for the three-month period primarily results from lower selling, general and administrative expenses ("SG&A") and a reduction in the provision for doubtful accounts, which more than offsets the decrease in sales and gross profit.




              Three Months Ended September 28, 1996 Compared
              ----------------------------------------------
              with the Three Months Ended September 30, 1995
              ----------------------------------------------


Net Sales
---------

    Net sales for the third quarter of 1996 decreased 10.2% to $255.6 million from $284.5 million for the third quarter of 1995. Same store sales declined 4.3% compared with the same period last year. The Company believes that the decrease in same store sales is primarily attributable to a slowdown in residential construction and an 18.8% reduction in sales staff. The Company estimates that inflation in lumber prices accounted for an increase in total sales of approximately $8.2 million for the quarter, compared with the 1995 comparable period. Same store sales to the Company's primary customers, residential and commercial builders, declined only 0.3% when compared with the third quarter of 1995. The Company's program to reduce the number of under-performing building centers was also a major cause of the 1996 sales decline compared with 1995. As of October 28, 1996 the Company operated 110 building centers, 14 fewer than at the end of the third quarter of 1995.


Gross Profit
------------

    1996 third quarter gross profit decreased to $55.5 million from $62.9 million for the third quarter of 1995, a 11.8% decrease. Gross profit as a percent of sales decreased to 21.7% for the third quarter of 1996 from 22.1% in 1995. The decline in gross profit as a percent of sales is primarily attributable to the Company's continued emphasis on sales to the professional builder, resulting in an increase in the portion of the Company's sales comprised of lower margin commodity products. Sales to the professional builder, as a percent of total sales, increased to 83.1% for the third quarter of 1996 from 81.0% for the same period in 1995.


Selling, General and Administrative Expense
-------------------------------------------

    SG&A expense decreased to 17.3% of net sales in the third quarter of 1996 compared with 18.2% of net sales in the third quarter of 1995. The Company was able to reduce its total SG&A expense by 14.9%, which is proportionately greater than the 10.2% sales decline for the third quarter, as a result of center closings and several cost reduction initiatives implemented since mid-1994.

    Total salaries, wages and employee benefits decreased, as a percent of sales, by 0.6%. As of September 28, 1996, the Company had 3,876 full time and part time employees, down 13.0% from September 1995. In addition, during the third quarter the Company recognized approximately $700,000 in recoveries from its casualty insurance carrier for positive claims experience prior to 1994.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

    Depreciation, goodwill and trademark amortization decreased to $1.3 million for the third quarter of 1996 compared with $1.6 million for the same period in 1995. This decrease is primarily due to the sale or disposal of excess facilities and equipment since June of 1995.


Provision for Doubtful Accounts
-------------------------------

    Provision for doubtful accounts decreased to $0.3 million or 0.1 % of sales for the third quarter of 1996 compared with $1.6 million or 0.5% of sales for the same period in 1995. This decrease is the result of a more selective customer base and improved credit policies at centers acquired since 1994 and increased efforts in collecting previously reserved accounts receivable.


Other Operating Income
----------------------

    Other operating income for the third quarter 1996 was $1.4 million. This was relatively unchanged, as a percent of sales, when compared with the $1.5 million recorded for the same period in 1995.


Interest Expense
----------------

    In the third quarter of 1996 interest expense decreased 11.8% to $5.5 million from $6.2 million in the third quarter of 1995. This reduction reflects a $30.9 million decrease in average borrowings on the Company's revolving credit facility resulting primarily from the closing of building centers in December 1995 and $9.8 million in net proceeds from the Company's issuance of 2 million shares of its common stock in June 1996. The effective borrowing rate on total long term debt for the third quarter increased 46 basis points from the third quarter of 1995. Approximately 96% of the Company's third quarter average borrowings on its revolving credit facility were LIBOR-based.


Equity in Loss of Affiliated Company
------------------------------------

    In the third quarter of 1996, the Company recorded a loss of $0.3 million, under the equity method, with respect to its investment in its affiliate engaged in operations in Russia. In the third quarter of 1995 the Company recorded a loss of $0.7 million, on a consolidated basis, with respect to this affiliate. See Note 4 of "Notes to Condensed Consolidated Financial Statements" included elsewhere herein.


Provision for Income Taxes
--------------------------

   The Company recorded an income tax expense of $2.4 million for the third quarter of 1996 compared with $1.3 million in the third quarter of 1995. An effective federal income tax rate of 38.5% was used to calculate federal income taxes for the third quarter of 1996, compared with an effective rate of 39.7% for the third quarter of 1995. In addition to the effective federal tax rate used, state income and franchise taxes were calculated separately and are included in the expense reported for 1996.

   The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995, management believes that it is more likely than not that the Company will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of the Company's operational efforts, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage and competition.



               Nine Months Ended September 28, 1996 Compared
               ---------------------------------------------
               with the Nine Months Ended September 30, 1995
               ---------------------------------------------


Net Sales
---------

    Net sales for the first nine months of 1996 decreased 15.0% to $636.9 million from $749.0 million for the first nine months of 1995. Same store sales declined 8.8% compared with the same period last year. The Company believes that the decrease in same store sales is primarily attributable to a slowdown in residential construction, severe weather conditions in the first quarter, and a 18.9% decrease in same store sales staff. The Company estimates that deflation in lumber prices, which adversely affected the Company during the first half of 1996, had a negligible effect on sales for the nine-month period. Same store sales to the Company's primary customers, residential and commercial builders, declined only 2.2% when compared with the first nine months of 1995. The Company's program to reduce the number of under-performing building centers was also a major cause of the 1996 sales decline compared with 1995. As of October 28, 1996 the Company operated 110 building centers, 14 fewer than at the end of the third quarter of 1995.


Gross Profit
------------

    1996 nine months gross profit decreased to $141.6 million from $172.4 million for the nine months of 1995, a 17.8% decrease. Gross profit as a percent of sales decreased to 22.2% of sales for the first nine months of 1996 from 23.0% in 1995. The decline in gross profit as a percent of sales is primarily attributable to the Company's continued emphasis on sales to the professional builder, resulting in an increase in the portion of the Company's sales comprised of lower margin commodity products, and to a lesser extent a program to reduce the amount of excess and slow-moving inventory. During the first nine months of 1996, the percent of Company sales attributable to professional builders increased to 84.4% from 80.9% in the first nine months of 1995.


Selling, General and Administrative Expense
-------------------------------------------

   SG&A expense decreased to 19.1% of net sales in the first nine months of 1996 compared with 19.9% of net sales in the first nine months of 1995. The Company was able to reduce its total SG&A expense by 18.0%, which is proportionately greater than the 15.0% total sales decline for the first nine months, as a result of center closings and several cost reduction initiatives implemented since mid 1994.

    Total salaries, wages and employee benefits decreased, as a percent of sales, by 0.6%. In addition, during the first nine months of 1996 the Company recognized approximately $1.0 million in recoveries from its casualty insurance carrier for positive claims experience prior to 1994.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

    Depreciation, goodwill and trademark amortization decreased to $4.1 million in the first nine months of 1996 from $4.5 million in the first half of 1995. This decrease is primarily due to the sale or disposal of excess facilities and equipment since January of 1995.


Provision for Doubtful Accounts
-------------------------------

    Provision for doubtful accounts decreased to $1.1 million or 0.2 % of sales for the first nine months of 1996 from $5.6 million or 0.7% of sales in the first nine months of 1995. This decrease is the result of a more selective customer base and improved credit policies at centers acquired since 1994 and increased efforts in collecting previously reserved accounts receivable. The improved collection efforts in 1996 are more consistent with the Companies historical credit collection performance.


Other Operating Income
----------------------

    Other  operating  income for the first nine months  of  1996  was  $3.9
million.   This  was  relatively unchanged, as a  percent  of  sales,  when compared with the $4.4 million recorded for the same period in 1995.


Interest Expense
----------------

    In the first nine months of 1996 interest expense decreased 9.4% to $16.6 million from $18.4 million in the first nine months of 1995. This reduction reflects a $25.1 million decrease in average borrowings on the Company's revolving credit facility resulting primarily from the closing of building centers in December 1995 and $9.8 million in net proceeds from the Company's issuance of 2 million shares of its common stock in June 1996. The effective borrowing rate on total long term debt for the first nine months increased 30 basis points from the first nine months of 1995. Approximately 94% of the Company's 1996 year-to-date average borrowings on its revolving credit facility were LIBOR-based.


Equity in Loss of Affiliated Company
------------------------------------

    In the first nine months of 1996, the Company recorded a loss of $2.3 million, under the equity method, with respect to its investment in its affiliate engaged in operations in Russia. In the first nine months of 1995 the Company recorded a loss of $1.5 million, on a consolidated basis, with respect to this affiliate. See Note 4 of "Notes to Condensed Consolidated Financial Statements" included elsewhere herein.


Provision for Income Taxes
--------------------------

   The Company recorded an income tax expense of $0.9 million for the first nine months of 1996 compared with a benefit of $0.1 million in the first nine months of 1995. An effective federal income tax rate of 38.5% was used to calculate federal income taxes for the first nine months of 1996, compared with an effective rate of 39.7% for the first nine months of 1995. In addition to the effective federal tax rate used, state income and franchise taxes were calculated separately and are included in the expense reported for 1996.

   The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995, management believes that it is more likely than not that the Company will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information and is inherently subject to uncertainty as the result of factors, among others, described under the discussion above of "Provision for Income Taxes" for the third quarter.



                      LIQUIDITY AND CAPITAL RESOURCES


    The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

    In the nine-month period of each of 1996 and 1995 the Company has been able to generate positive net cash provided by operating activities, $6.8 million and $11.8 million respectively. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its accounts receivable and inventory levels during the first quarter to meet the anticipated increase in sales and in the second quarter as a result of increased sales activity. In the first three months of 1996, however, operating activities generated a positive cash flow as the Company made significant reductions in its working capital, primarily as a result of building center closings begun in late December, 1995 as part of the Company's restructuring plan. The third quarter traditionally provides cash through operating income and reductions in inventory as the Company begins its seasonal adjustments, this held true for 1996.

    The Company's accounts receivable balance at the end of the third quarter of 1996 decreased $16.7 million when compared to the third quarter of 1995, a decrease of 15.5%. Approximately $7.0 million of this decrease is attributable to accounts receivable from building material centers closed in 1995. The remainder of the decrease is primarily a result of reduced sales for 1996 when compared with 1995 and improved collections at recently acquired building centers.

    Inventory at the end of the third quarter of 1996 was $15.5 million, or 12.5%, lower than at the end of the third quarter of 1995. Approximately $10.8 million of this reduction is attributable to inventory disposed from building centers closed in 1995. The Company's inventory control processes are primarily responsible for the remainder of the inventory reduction.

    On June 20, 1996, the Company sold to Riverside Group, Inc. 2 million newly-issued shares of the Company's common stock for $10 million in cash. In accordance with the terms of the Company's revolving credit agreement, upon completion of this transaction certain real estate was released as collateral required under this agreement.

   The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling of building centers and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems. In the first nine months of 1996 the Company spent $2.6 million on capital expenditures. The Company expects to spend approximately $4 million for all of 1996. Under the Company's bank revolving credit agreement, as amended, capital expenditures during 1996 are limited to $6 million plus any portion of 1995's capital expenditures that were not spent. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

    During 1996 the Company has not completed any acquisitions of building centers or component manufacturing facilities. In April of 1996 the Company began operating a new component manufacturing facility in Elwood, IN. The operation manufactures trusses and wall panels for several of the Company's Indiana and Ohio centers. The facility is located on the site of a former Wickes Lumber building center. In November of 1996 the Company announced its plans to consolidate the operations of two additional building centers with other nearby Wickes centers.

    Through the first nine months of 1996 the Company has also generated $4.1 million primarily from the sale of real estate for three closed building centers and the sale of approximately 350 excess delivery vehicles and forklifts.

    The Company maintained excess availability under its revolving line of credit, throughout the first nine months of 1996. In the first nine months of 1996, the Company utilized funds from the sale of 2 million shares of newly-issued common stock, cash generated by operating activities, and proceeds from the sale of excess property, plant and equipment to reduce the Company's net borrowings under its revolving line of credit. At the end of the third quarter of 1996 total borrowings under the revolving line of credit were $29.5 million lower than at the end of the third quarter of 1995. Net cash provided by operating activities during the first nine months of 1995 amounted to $12.1 million Under the current terms of the Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At October 26, 1996, $83.4 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $37.6 million. The Company's assessment of its future funds availability constitutes Forward-Looking Information and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Taxes" as well as the Company's ability to renew or replace its revolving credit facility upon its scheduled expiration.




                                   PART II
                             OTHER INFORMATION


Item 5.   Other Information
          -----------------

   On February 21, 1996, the Company and RIC entered into an agreement with two investment funds. Pursuant to this agreement, the two investment funds each invested $5 million in RIC and each received a 25% equity interest, with the Company retaining an interest slightly less than 50% and management receiving the balance of the equity.

    $6 million of the total $10 million invested in RIC by the two investment funds was advanced as loans to RIC during the first two quarters of 1996 pending satisfaction of certain conditions. On October 1, 1996,
(i) RIC contributed all of its assets and liabilities to a newly-formed limited liability company, Riverside International, L.L.C. and (ii) the two investment funds completed the transaction by investing an additional $4 million in total in Riverside International, L.L.C. and by converting their loans to equity in Riverside International, L.L.C. As a result of this transaction, RIC remains a more than 90% owned subsidiary of the Company, and Riverside International, L.L.C. is owned 50% by RIC and 50% by the two investment funds.

   As of September 28, 1996, RIC has controlling interests in two companies engaged in lumber-related businesses in Russia. The investment in RIC is recorded under the equity method.



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits

          11.01     Statement regarding computation of earnings per share.

          27.1      Financial data schedule (SEC use only).

     (b)  Reports on Form 8-K

          None



                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WICKES LUMBER COMPANY




                         By:  /s/ J. Steven Wilson
                              --------------------
                              J. Steven Wilson
                              Chairman and Chief Executive
                              Officer



                         By:  /s/ George A. Bajalia
                              ---------------------
                              George A. Bajalia
                              Senior Vice President and Chief
                              Financial Officer


Date:  November 11, 1996

                        COMPUTATION OF EARNINGS PER SHARE
                      AND EQUIVALENT SHARES OF COMMON STOCK
                                   (Unaudited)
                 (thousands except share and per share amounts)




                                                              Three Months Ended              Nine Months Ended
                                                          --------------------------      -------------------------
                                                          Sept. 28,        Sept. 30,      Sept. 28,       Sept. 30,
                                                            1996             1995           1996            1995
                                                          ---------        ---------      ---------       ---------
Average Shares Outstanding
   1.  Weighted average number of shares of
       common stock outstanding during the
       period                                             8,155,390        6,140,794      6,890,919       6,133,174

   2.  Net additional common equivalent shares
       assuming exercise of common stock
       warrants as computed under the treasury
       stock method                                          11,139           16,125         12,128          16,533
                                                          ---------        ---------      ---------       ---------
   3.  Weighted average number of shares and
       equivalent shares of common stock
       outstanding during the period                      8,166,529        6,156,919      6,903,047       6,149,707
                                                          =========        =========      =========       =========

Income (Loss)
   4.  Net income (loss) available for common stock       $   2,843        $   1,927      $  (1,450)      $    (201)
                                                          =========        =========      =========       =========

Per Share Amounts
   5.  Earnings (loss)                                    $    0.35         $   0.31      $   (0.21)      $   (0.03)
                                                          =========         =========     =========       =========





   Earnings (loss)  per share is computed by dividing net income (loss) available for common stock, by weighted average number of shares of common stock and common stock equivalents (warrants), unless anti-dilutive, outstanding during the periods.