Form 10-Q/A
period 1996-09-28
WICKES LUMBER CO /DE/
filed 1996-11-13
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

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
                                      (UNAUDITED)
                    (in thousands except share and per share data)





                                                                Three Months Ended               Nine Months Ended
                                                             ------------------------       --------------------------
                                                               Sept 28,      Sept 30,         Sept 28,         Sept 30,
                                                                1996          1995             1996             1995
                                                             ---------      ---------       ---------        ---------
Net sales                                                 $    255,575   $    284,488   $     636,856    $     748,983
Cost of sales                                                  200,118        221,625         495,260          576,627
                                                             ---------      ---------       ---------        ---------
    Gross profit                                                55,457         62,863         141,596          172,356
                                                             ---------      ---------       ---------        ---------

Selling, general and administrative expenses                    44,181         51,898         121,984          148,795
Depreciation, goodwill and trademark amortization                1,296          1,607           4,066            4,481
Provision for doubtful accounts                                    339          1,600           1,097            5,590
Other operating income                                          (1,364)        (1,518)         (3,899)          (4,384)
                                                             ---------      ---------       ---------        ---------
                                                                44,452         53,587         123,248          154,482
                                                             ---------      ---------       ---------        ---------
    Income from operations                                      11,005          9,276          18,348           17,874
Interest expense                                                 5,475          6,207          16,647           18,366
Equity in loss of affiliated company                               322              -           2,252                -
                                                             ---------      ---------       ---------        ---------

    Income/(loss) before provision for income taxes              5,208          3,069            (551)            (492)
Provision for income taxes                                       2,365          1,271             899             (132)
Minority interest in subsidiaries                                    -           (129)              -             (159)
                                                             ---------      ---------       ---------        ---------

    Net Income/(loss)                                     $      2,843   $      1,927   $      (1,450)   $        (201)
                                                             =========      =========       =========        =========

Income/(loss) per common share                            $       0.35   $       0.31   $       (0.21)   $       (0.03)
                                                             =========      =========       =========        =========

Weighted average common shares outstanding                   8,166,529      6,156,919       6,903,047        6,149,707
                                                             =========      =========       =========        =========

The accompanying notes are an integral part of the the Condensed Consolidated Financial Statements.

                        EXPLANATORY NOTE

    This Amendment No. 1 is being filed for the purpose of correcting the information reported in the Company's Condensed Consolidated Statement of Operations.


                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WICKES LUMBER COMPANY



                         By:  /s/ George A. Bajalia
                              ---------------------
                              George A. Bajalia
                              Senior Vice President and Chief
                              Financial Officer


Date:  November 13, 1996