Form 10-K
period 1996-12-28
WICKES LUMBER CO /DE/
filed 1997-03-26
CIK 910620

                               United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 28, 1996
                                    or
[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____ To ____

                        Commission File No. 0-22468

                           WICKES LUMBER COMPANY
                           ---------------------
          (Exact name of registrant as specified in its charter)

            Delaware                               36-3554758
            --------                               ----------
     (State of Incorporation)             (IRS Employer Identification No.)

          706 North Deerpath Drive, Vernon Hills, Illinois  60061
          -------------------------------------------------------
                 (Address of principal executive offices)

                              (847) 367-3400
                              --------------
           (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12 (b) of the Act:
                                   None
                                   ----
       Securities Registered Pursuant to Section 12 (g) of the Act:
                 Common Stock, par value of $.01 per share
                 -----------------------------------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes [X]    No  [ ]

    Indicate  by check mark if disclosure of delinquent filers pursuant  to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

    As of February 28, 1997, the Registrant had 7,663,521 shares of Common Stock, par value $.01 per share, and 499,768 shares of Class B Non-Voting Common Stock, par value $.01 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the NASDAQ National Market System of Common Stock on that date) held by nonaffiliates was approximately $19,200,000 (includes the market value of all such stock other than shares beneficially owned by 10% stockholders, executive officers and directors).

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
    Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders tentatively scheduled to be held on May 20, 1997, are incorporated by reference into Part III hereof, as more specifically described herein.

                     TABLE OF CONTENTS

                                                         Page No.
                          PART I

Item 1.   Business                                          3
Item 2.   Properties                                       17
Item 3.   Legal Proceedings                                18
Item 4.   Submission of Matters To a Vote
            of Security-Holders                            19


                          PART II

Item 5.   Market For Registrant's Common Equity
            and Related Stockholder Matters                20
Item 6.   Selected Financial Data                          20
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                  24
Item 8.   Financial Statements and Supplementary Data      36
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure         36


                          PART III

Item 10.  Directors and Executive Officers
            of the Registrant                              37
Item 11.  Executive Compensation                           37
Item 12.  Security Ownership of Certain
            Beneficial Owners and Management               37
Item 13.  Certain Relationships and Related Transactions   37


                          PART IV

Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                        38

SIGNATURES                                                 39

                                  PART I


Item 1. BUSINESS.
-----------------
    Wickes Lumber Company ("Wickes" or the "Company") is a major retailer and distributor of building materials. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors, and to a lesser extent, project do-it-yourselfers ("DIYers") involved in major home improvement projects. The Company operates 110 building centers in 24 states in the Midwest, Northeast, and South and twelve component manufacturing facilities that produce and distribute pre-hung door units, roof and floor trusses, framed wall panels, and pre-assembled windows.


Background
----------
    The Company was formed as a Delaware corporation in 1987 and in April 1988 completed the acquisition (the "1988 Acquisition") of an operating division that had commenced in 1952 with a single building center. Upon completion of the 1988 Acquisition, the Company's operations consisted of 223 building centers and 10 component manufacturing facilities. From 1988 through 1993, the Company reduced the number of its building centers to 124 and the number of its component manufacturing facilities to six.

    On October 22, 1993, the Company completed a plan of recapitalization (the "Recapitalization Plan") pursuant to which the Company retired all outstanding indebtedness incurred in connection with the 1988 Acquisition, restructured its previously existing classes of capital stock, and completed the initial public offering of 2,800,000 shares of its common stock.

    In 1994, the Company commenced an acquisition program which resulted in the acquisition of fifteen building centers and five component manufacturing facilities during 1994 and 1995, principally through the acquisition of the Gerrity Lumber business. For further information, see
Note 4 of Notes to Consolidated Financial Statements included elsewhere herein.

    During the fourth quarter of 1995 the Company committed to a plan (the "1995 Plan") to reduce the number of under-performing building centers, the corresponding overhead to support these building centers, and to strengthen its capital structure. The operational changes contemplated by this plan were begun on December 29, 1995. Since that date, the Company has consolidated or closed 18 building centers and has identified additional building centers for consolidation or closing. The plan also included the modification and extension of the Company's bank revolving credit agreement, which was completed on March 12, 1996, and the private sale of 2 million newly-issued shares of the Company's Common Stock for $10 million, which occurred on June 20, 1996. In connection with the

1995 Plan, and other unusual items, the Company recorded a $17.8 million charge in the fourth quarter of 1995. See Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.


Industry Overview
-----------------
    According to the Home Improvement Research Institute ("HIRI"), sales of home improvement products (defined as lumber, building materials, hardware, paint, plumbing, electrical, tools, floor coverings, glass, wallpaper, and lawn and garden products) associated with the maintenance and repair of residential housing and new home construction were estimated to be $203.2 billion in 1996. Despite some consolidation over the last ten years, particularly in metropolitan areas, the building material industry remains highly fragmented. The Company believes that no building material supplier accounted for more than 10% of the total market in 1996.

    In general, building material retailers concentrate their marketing efforts either on building professionals or consumers. Professional-oriented building material retailers, such as the Company, tend to focus on single-family residential contractors, repair and remodeling ("R&R") contractors and project DIYers. These retailers compete principally on the basis of service, product assortment, price, scheduled job-site delivery and trade credit availability. In contrast, consumer-oriented building material retailers target the mass consumer market, where competition is based principally on price, merchandising, location and advertising. Consumer-oriented warehouse and home center retailers typically do not offer as wide a range of services, such as specialist advice, trade credit and scheduled job-site delivery, as do professional-oriented building material retailers.

    Industry sales are closely linked to the level of activity in the residential building industry, which tends to be cyclical and seasonal. New residential construction is determined largely by household formations, interest rates, housing affordability, availability of mortgage financing, regional demographics, consumer confidence, job growth, and general economic conditions. According to the U.S. Bureau of the Census, U.S. housing starts totaled 1.20 million in 1992, 1.29 million in 1993, 1.46 million in 1994, and 1.35 million in 1995. In 1996, housing starts increased by 8.8% to 1.47 million. The increase in 1996 housing starts in the Company's primary markets, the Midwest and Northeast, were approximately 11.2% and 10.6%, respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, experienced an increase of 7.8% in 1996, from 1.07 million starts in 1995 to 1.16 million starts in 1996. The Blue Chip Economic Indicators Consensus Forecast dated March 10, 1997, projects 1997 housing starts to be 1.39 million, or a decrease of approximately 5.4%.

    Repair and remodeling expenditures tend to be less cyclical than new residential construction. These expenditures are generally undertaken with less regard to economic conditions, but both repair and remodeling projects (including projects undertaken by DIYers) tend to increase with increasing sales of both existing and newly-constructed residences. The HIRI estimates the sales of home improvement products to repair and remodeling professionals represented $40.3 billion, or approximately 20% of total 1996 sales of the building material supply industry, while direct sales to DIYers amounted to $95.1 billion.


Business Strategy
-----------------
   General
   -------
    The Company's strategic goal is to become the preferred supplier of building materials and services to its target customers: home builders, commercial builders, and trade contractors and remodelers.

    The Company has focused on improving its product lines, staffing, facilities, purchasing, sales and marketing, as well as other aspects of its operations to fit a new operational model based on a lower cost structure, improved asset turnover, and more efficient service to target customers. The shift to improve upon the Company's traditional "dual yard" format was necessary to remain profitable in the high volume, lower margin professional construction market.

   Increased Market Share in Existing Markets
   ------------------------------------------
    In order to increase sales force productivity and increase market share in existing markets, the Company has commenced several management and sales initiatives. To improve penetration in its current markets the Company is broadening and deepening the non-wood inventory selection carried at its building centers and establishing more competitive pricing on these items. In addition, the Company is significantly increasing the number of its outside sales representatives ("OSR's") through the addition of quality experienced OSR's in most of its building centers. Other initiatives, such as a tool rental program and expanded inventory for R&R contractors in many locations, are aimed at increasing sales through improved product and service offerings. Also, the Company is significantly expanding its management and sales training programs.

   Increased Focus and Strategic Alliances with Top Builders
   ---------------------------------------------------------
    In 1996 the Company established a special management team to focus on the top 400 builders in the U.S. The goal was to increase the Company's success with medium-sized, regional and top national builders and to explore strategic alliances with these builders where mutually beneficial. The efforts of this team have led to increased sales to twelve major builders. In addition, the Company is involved in serious discussions with several top builders to create strategic alliances that leverage the Company's size, number of locations, and significant resources on both a regional and national basis.

   Limited SKU Facilities
   ----------------------
   In order to meet the specific needs of large key accounts in markets the Company does not currently service, the Company has developed a model for a low cost "Limited SKU Facility". Limited SKU Facilities are designed to be established in conjunction with a builder engaged in a major development to provide the specific inventory, equipment, logistics, and services to meet the customer's special needs and specifications. Limited SKU facilities are designed to be profitable at lower gross margins and may include some form of component manufacturing. Two facilities have already opened in 1997, two others are currently being assembled, and several others are in early stages of planning.

    Because of the need to supply only the specific service needs of a single customer, it is expected that a Limited SKU Facility can be operational usually within 90 days of reaching agreement with the customer. Once operating, the facility will look to expand its services to other customers within its market. Each facility will be designed to allow for ease of exit at the end of the agreement, if necessary, or the ability to grow into a full-fledged building center or component manufacturing operation. Initial reaction to this concept from large national and regional builders has been very favorable.

   Expanded Component Manufacturing
   --------------------------------
    The Company owns and operates twelve component manufacturing facilities that supply the Company's building centers with certain higher-margin, value-added products such as pre-hung doors, framed wall panels, roof and floor trusses, and windows. These manufacturing facilities enable the Company to serve the needs of its professional customers for such quality, custom-made products. These operations supply approximately 56% of the pre-hung interior doors, 69% of the metal exterior doors, 42% of the roof and floor truss systems and all the wall panel systems sold by the Company in 1996. The Company believes that these pre-assembled products improve customer service and provide an attractive alternative to job-site construction as labor costs rise. The Company plans to expand its manufacturing facilities to take advantage of these increased opportunities and to supply a greater number of its building centers with these products.

   In addition to expanding the production capacity at existing facilities, the Company is currently working on several projects to meet the needs of specific customers in markets not currently serviced by the Company's manufacturing operations. These projects vary from low cost start-up operations to joint ventures with existing experienced manufacturers.

   Wickes Direct
   -------------
    In an effort to increase its business to non-traditional customers and out-of-market trade areas, the Company formed the Commercial Sales Division in 1993 and added a national builder accounts sales team in 1996. In late 1996, these two groups were combined to form "Wickes Direct", the Company's
wholesale  division.   This division focuses on large volume  orders,  from
both  commercial and residential builders, much of which is to be shipped directly from the manufacturer to the customer's job-site. A team of ten key account managers and twelve independent sales representatives has been assembled to work directly with customers to provide products and
services.  In   addition  to lumber and building materials,  this  division provides design, estimating, logistics, and material delivery services to large customers anywhere in the world, all accomplished without the need for a physical facility close to the customer.

   Increased Use of Sales Technology
   ---------------------------------
    The Company is progressive in its use of the Internet to expand its business. The Company maintains a Web site, at http://www.wickes.com/, which provides product and service information, together with links to numerous suppliers and customers, a listing of all building centers and management and sales staff, information about the Company, and the ability to leave questions or requests for quotes. At the National Association of Home Builders show held in Houston in January 1997 the Company introduced a new site designed to help maximize the customer's efficiency by offering Wickes' services 24 hours a day. This site allows a customer, through a secure link on the Internet, the ability to check pricing, place orders, request quotes, or check billing information. It is currently being implemented with select customers.

    The Company is also expanding its use of the Internet and telemarketing to identify sales opportunities as they become available, rather than waiting until they appear in traditional industry sources.

   Improvement of the Company's Balance Sheet
   ------------------------------------------
    The Company has taken numerous steps to strengthen its balance sheet, including the improvement of working capital management, the reduction of underperforming and non-operating assets, the modification of its revolving credit agreement and the sale of newly-issued stock. These steps, along with other on-going efforts have improved, and are expected to further improve, the Company's debt position and increase its return on assets.

    During the fourth quarter of 1995, the Company committed to and began implementing the 1995 Plan, which was designed to improve return on assets by closing or consolidating under-performing operating centers, decreasing the corresponding overhead to support these building centers, and initiating actions to strengthen its capital structure. During 1996 and 1997, the Company continued executing the 1995 Plan. Through February 28, 1997 the Company has consolidated or closed 18 building centers. See Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

    During the first and second quarters of 1996, the Company implemented a plan to reduce the number of underutilized vehicles and equipment. As a result of this program, the number of delivery vehicles and forklifts was reduced by approximately 350 units, while still providing customers with the high level of delivery service to which they are accustomed.

    The 1995 Plan also included the amendment and restatement of the Company's revolving credit agreement, which was completed March 12, 1996. See Note 7 of "Notes to Consolidated Financial Statements" included elsewhere herein. A second amendment and restatement of this credit agreement, which would include among other things (i) extension of the life of the facility until March 2001, (ii) 75 basis point reductions in the interest rate premiums over LIBOR and over prime, (iii) modifications to certain financial covenants, and (iv) a provision for further interest rate premium reductions if certain performance levels are achieved, is expected to be completed in March or early April 1997. Also, on June 20, 1996, the Company sold 2,000,000 newly-issued shares of its Common Stock to Riverside Group, Inc., the Company's largest stockholder, for $10 million in cash. See Note 9 of Notes to Consolidated Financial Statements included elsewhere herein.


Markets
-------
    The Company has generally located its building centers in less populous areas, with 82% located in trade areas (10 mile radius) with fewer than 50,000 owner-occupied households. The following table sets forth the distribution of the Company's building centers by size of community:

                    Owner-Occupied   Number of
                     Households in   Building
                    Ten Mile Radius  Centers
                    ---------------- --------
                    Under 10,000       36
                    10,000-25,000      24
                    25,000-50,000      30
                    50,000-100,000     16
                    100,000 and over    4
                                     -----
                    Total             110

    In its more densely populated markets, the Company sells primarily to building professionals, while in smaller markets, the Company's building centers generally sell to both building professionals and consumers. Each of the Company's building centers operates as a separate profit center and tailors its product and service mix to its local market.

    The Company's 110 building centers are located in 24 states in the Midwest, Northeast and South. The Company believes that its geographic diversity generally lessens the impact of economic downturns and adverse weather conditions in any one of the Company's geographic markets. The following table sets forth certain information with respect to the locations of the Company's building centers as of February 28, 1997:

         Midwest               Northeast                   South
----------------------- ------------------------  ----------------------
               Number of                Number of               Number of
               Building                 Building                Building
   State       Centers     State        Centers      State      Centers
-------------  -------  -------------   --------  ------------- -------
Michigan       30       New York         8         Alabama        3
Wisconsin      15       Pennsylvania     7         Kentucky       3
Indiana        11       Maine            2         Texas          2
Ohio            5       Connecticut      3         Louisiana      1
Illinois        5       New Hampshire    2         Mississippi    2
Iowa            2       New Jersey       1         Tennessee      1
Colorado        2       Massachusetts    1         Georgia        1
                        Maryland         1         North Carolina 1
                                                   Florida        1
          ---------                ---------                ---------
Total          70       Total           25    Total              15
          =========                =========                =========

    During the first two months of 1997 the Company opened two new building centers, in Aurora, Illinois and Colorado Springs, Colorado. Both of these facilities were initially established as Limited SKU Facilities to meet the specific needs of an existing customer, but with the intention and flexibility to expand the volume at these operations well beyond these initial needs.

    During 1996, The Company opened a new component manufacturing facility in Indiana and consolidated two building centers into other existing centers.

    The following table reconciles the number of building centers and component manufacturing facilities operated by the Company at December, 31, 1994, December 30, 1995, December 28, 1996 and February 28, 1997.

                                                Component
                                   Building   Manufacturing
                                   Centers      Facilities
                                   -------     ------------
As of December 31, 1994              130             10
   Acquisitions                        5              2
   Expansion                           2              -
   Closings                          (10)             -
   Consolidations                    (17)            (1)
                                    -----           ----
As of December 30, 1995              110             11
                                    =====          =====
   Expansion                           -              1
   Consolidations                     (2)             -
                                    -----          -----
As of December 28, 1996              108             12
                                    =====          =====
   Expansion                           2              -
                                    -----          -----
As of February 28, 1997              110             12
                                    =====          =====

Customers
---------
    The Company has a broad base of customers, with no single customer accounting for more than 0.5% of net sales in 1996. In 1996, 87% (compared with 82% in 1995) of the Company's sales were on trade credit, with the remaining 13% as cash and credit card transactions.

   Home Builders
   -------------
    The Company's primary customers are single-family home builders. In 1996, all home builder customers accounted for 57% of the Company's sales, compared with 54% in 1995. The majority of the Company's sales to these customers are of high-volume commodity items, such as lumber and building materials. The Company will continue its intense focus on this customer segment, offering new products and developing additional services to meet their needs.

   Commercial Contractors
   ----------------------
    In 1993, the Company launched a program developed specifically to serve the unique needs of commercial and multi-family contractors. In 1996 and early 1997 the responsibility for serving this customer segment was transferred to the Company's building center operations and the newly formed Wickes Direct sales division. In 1996, sales to these customers accounted for more than 16% of the Company's sales, compared with 14% of the Company's sales in 1995.

   Repair & Remodelers
   -------------------
    In 1996, R&R customers accounted for approximately 12% of the Company's sales, compared with 14% in 1995. The R&R segment consists of a broad spectrum of customers, from part-time handymen to large, sophisticated business enterprises. Some contractors are involved exclusively with single product application, such as roofing, siding, or insulation, while some specialize in remodeling jobs, such as kitchen or bathroom remodeling or the construction of decks, garages, or full room additions. The Company offers the product and project expertise, special order capability, design assistance, and credit terms to serve the widely varying needs of this diverse market.

   DIYers
   ------
    Sales to DIYers (both project and convenience) represented about 15% of the Company's sales in 1996, compared with 18% in 1995. The percentage of sales to DIYers varies widely from one building center to another, based primarily on the degree of local competition from warehouse and home center retailers. The Company's building centers do not have the large showrooms or broad product assortments of the major warehouse or home center
retailers.   For  small  purchases, the showrooms serve  as  a  convenience rather
than a destination store. Consequently, the Company's focus on consumer business is toward project DIYers -- customers who are involved in major projects such as building decks or storage buildings or remodeling kitchens or baths.


Sales and Marketing
-------------------
    The Company employs a number of marketing initiatives designed to increase sales and to support the Company's goal of being the dominant force in the sale of lumber and other building materials to building professionals in each of its markets.

   Building Professional
   ---------------------
    The Company seeks to establish long-term relationships with its professional customers by providing a higher level of customer assistance and services than are generally available at independently-owned building centers or large warehouse and home center retailers.

    The Company provides a wide range of customer services to building professionals, including expert assistance, technical support, trade credit, scheduled job-site delivery and other special services. The Company believes that, while pricing is an important purchasing criterion for these customers, availability of quality products and services are equally or more important.

    The Company's primary link to the building professional market is its experienced sales staff. The Company's approximately 370 outside sales representatives ("OSRs") are commissioned sales persons who work with professional customers on an on-going basis at the contractors' job sites and offices. Typically, a sale to a contractor is made through a competitive bid prepared by the OSR from plans made available by the contractor. From these plans, the OSR or sales support associate prepares and provides to the contractor a bid and a complete list, or "take-off," of the materials required to complete the project. Preparation of a take-off requires significant time and effort by trained and experienced sales representatives and support associates. The Company has equipped all of its building centers with a computerized system which significantly reduces the time required to prepare take-offs. In addition, this system instantly recalculates changes and automatically includes add-on products needed to complete the project, which generally improves productivity, sales and margins. The ability of the sales representative to provide prompt and accurate take-offs, to arrange timely deliveries, and to provide additional products or services as necessary is an important element of the Company's marketing strategy and distinguishes the Company from many of its competitors.

    In January 1997 a new sales and marketing division, Wickes Direct, was launched targeting sales to some of the nation's largest single and multi-
family   residential   builders,  as  well   as   commercial   construction
contractors. Wickes Direct employs numerous non-traditional, as well as traditional, selling techniques to reach customers generally not serviced by the Company's existing building centers. Positioned as the "wholesale division of Wickes Lumber", Wickes Direct pursues sales through
ten   key  account  managers  and  approximately  twelve  independent sales representatives throughout the country. Shipments to Wickes Direct accounts are primarily made direct from the supplier or manufacturer and in many cases will not require the support of a physical Wickes Lumber facility.

    The Company currently employs 147 specialty salespeople in its building centers who provide expert advice to customers in project design, product selection and applications. A staff of 64 trained R&R sales specialists offer special services to R&R contractors equivalent to that accorded home builders. The Company, for many years, has made its local offices and office equipment (such as facsimile and photocopy machines) available to R&R customers, many of whom work out of their homes and have a need for these services. In many of its building centers, the Company maintains separate R&R offices. The Company currently has kitchen and bath departments in all of its building centers and has a staff of 72 kitchen and bath specialists. The Company also employs 11 specialists in other departments.

    The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Approximately 87% of the Company's sales during 1996 were on credit, with the remaining 13% consisting of cash or credit card sales, including approximately 1% of sales on the Company's private label credit card. Overall credit policy is established at the corporate level, with each building center manager and a district credit manager responsible for the administration and collection of accounts. The accounts are generally not collateralized, except to the extent the Company is able to take advantage of the favorable materialmen's lien laws of most states applicable in the case of delinquent accounts. The Company's credit practices have resulted in a bad debt expense of .1% of total credit sales in 1996, compared with .8% in 1995 and .3% in both 1994 and 1993. Much of the increase in 1995 was attributable to the conversion of accounts at the Gerrity Lumber building centers acquired in 1994 to the Company's credit practices.

    The Company owns and leases a fleet of 687 delivery vehicles as of February 28, 1997, to provide job-site deliveries of building materials scheduled to coordinate with project progress, including 55 specialized delivery trucks equipped for roof-top or second story delivery and 85 specialized millwork delivery vehicles. The Company will continue to add these specialized vehicles to other markets where there is sufficient demand for such services.

   Over the past several years, the Company has installed and will continue to increase its base of computer-aided design hardware and software. These systems include design and take-off software for kitchens, decks, outbuildings, additions and houses. With these tools, sales representatives and specialists are able to provide customers with professional-quality plans more efficiently.

    The Company has built and continues to expand its Internet site on the world wide web. This resource provides information about Wickes' services and products, facilitates doing business with customers, allows customers to pull up their own transactional information, and features extensive links to suppliers and other industry references. The home page can be found at the Internet address: http://www.wickes.com/. The Company has also begun implementation of a client/server data warehouse system to upgrade its central information processing needs.

   The Company advertises in trade journals and produces specialized direct mail promotional materials designed to attract specific target customers. The Company does some select newspaper advertising, which may include circulars and run-of-press advertisements. It also has numerous product displays in its building centers to highlight special products and services.

    To increase customer loyalty and strengthen customer relationships, the Company, in many cases with vendor support, sponsors or participates in numerous special marketing activities, such as trade show events, informational product seminars, various outings, and professional builder trips.

   DIYers
   ------
    Most building centers also pursue sales to project DIYers through their staff of specially-trained inside sales representatives and specialists. These representatives provide professional advice to consumers for home improvement projects and assist these customers in designing specific projects with sophisticated computer design software. The sales representatives can also provide a comprehensive list of materials and detailed drawings to assist customers in completing their projects. The Company believes that project DIYers are attracted to its building centers by this high level of service.

    The Company's showrooms generally feature product presentations such as kitchen and bath and door and window displays. The showrooms are regularly re-merchandised to reflect product trends, service improvements and market requirements.

    While the Company's product offerings in hardlines are generally more limited than its consumer-oriented competitors, the Company stocks a larger selection of commodity products and offers a special order program for custom or specialty products. The Company emphasizes project packages, which include all materials and detailed instructions for the assembly of the larger projects frequently undertaken by project DIYers.


Products
--------
    The Company stocks a wide variety of building products, totaling approximately 49,000 stock keeping units ("SKUs") Company-wide, to provide its customers with the quality products needed to build, remodel and repair residential and commercial properties.

Each of the Company's building centers tailors its product mix to meet the demands of its local market. A core group of approximately 5,200 SKUs is typically stocked in each building center.

    The Company separates its products into three groups: Wood Products -- lumber, plywood, roof and floor trusses, treated lumber, sheathing, wood siding and specialty lumber; Building Products -- roofing, vinyl siding, doors, windows, mouldings, drywall and insulation; and Hardlines -- hardware products, paint, tools, kitchen and bathroom cabinets, plumbing products, electrical products, light fixtures and floor coverings. Wood
Products, Building Products and Hardlines represented 52%, 36% and 12%, respectively, of the Company's sales for 1996 and 51%, 36% and 13% of sales for 1995.

    In addition to stock items, the Company also fills special orders, either from its own manufacturing facilities or through outside suppliers. The Company believes that these special order services are extremely important to its customers, particularly the building professional. In 1996, approximately 30% of the Company's sales were of special order items, compared with 32% in 1995.

    The Company owns and operates twelve component manufacturing facilities that supply the Company's building centers with certain higher-margin, value-added products such as pre-hung doors, framed wall panels, roof and floor trusses, and windows. These manufacturing facilities enable the Company to serve the needs of its professional customers for such quality, custom-made products. The door manufacturing operations support 95 of the Company's building centers by supplying approximately 56% of the pre-hung interior doors and 69% of the metal exterior doors sold by the Company. The truss manufacturing operations supplied 42 building centers with approximately 42% of the total roof and floor truss systems sold by the Company in 1996 and 17 building centers with wall panel systems. The Company believes that these pre-assembled products improve customer service and provide an attractive alternative to job-site construction as labor costs rise. The Company plans to expand its manufacturing facilities to take advantage of these increased opportunities and to supply a greater number of its building centers with these products.


Suppliers and Purchasing
------------------------
    The Company purchases its products from numerous vendors. The great majority of commodity items are purchased directly from manufacturers, while the remaining products are purchased from a combination of manufacturers, wholesalers and other intermediaries. The Company also manufactures approximately 42% of the roof and floor trusses, 56% of the pre-hung  interior doors, and 69% of the metal exterior doors sold  in  its building centers. No single vendor accounted for as much as 5% of the Company's purchases in 1996, and the Company is not dependent upon any single vendor for any material product. The Company believes that alternative sources of supply are readily available for substantially all of the products it offers.

    The great majority of the Company's commodity purchases are made on the basis of individual purchase orders rather than supply contracts. In certain product lines, though, the Company has negotiated some advantageous volume pricing agreements for a portion of the product line's purchases. Because approximately 33% of the Company's average inventory consists of commodity wood products, which are subject to price volatility, the Company attempts to match its inventory levels to short-term demand in order to minimize its exposure to price fluctuations. The Company has developed an effective coordinated purchasing program that allows it to minimize costs through volume purchases, and the Company believes that it has greater purchasing power than many of its smaller, local independent competitors. The Company seeks to develop close relationships with its suppliers in order to obtain favorable pricing and service arrangements. With certain of its suppliers, the Company has entered into purchasing arrangements which allow the Company to purchase wood products shipped to distribution centers as such goods are needed to restock inventory or fill customer orders, thereby allowing the Company to reduce its on-hand inventory needs.

    The Company's computerized inventory tracking and forecasting system as well as its inventory replenishment system are designed to track and maintain appropriate levels of products at each building center. These systems have increased the Company's operating efficiencies by providing an automated inventory replenishment system, allowing more time to be devoted to sales opportunities.

   In 1995, the Company established a replenishment program for many of its non-commodity products through an independent hardlines distributor. This arrangement provides weekly replenishment of many hardline products in more economic quantities at competitive prices. The Company also has experienced significant purchasing and administrative efficiencies as a result of the implementation of this program.

    The Company has active rail sidings at 63 of its building centers enabling suppliers to ship products purchased by the Company directly to these building centers by rail. The Company also utilizes two distribution centers owned by third parties, located in Chicago, Illinois and Pottstown, Pennsylvania. Approximately 4% of the Company's wood products inventory is distributed through these facilities.


International Operations
------------------------
    The Company owns 46% of a company, Riverside International LLC, engaged in logging, sawmill and other lumber-related activities in Russia, principally in the Archangel region. During 1996, two investment funds invested $5 million each in this company and each received a 25% equity interest, with the Company retaining 46% interest and Riverside International LLC's management receiving the balance of the equity. All of the funds received in this transaction were retained by Riverside International LLC for its own operations.

Seasonality
-----------
    Historically, the Company's first quarter and, frequently, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


Competition
-----------
    The building material industry is highly competitive. Due to the regional and local nature of this industry, the Company's competitive environment varies by location and by customer segment. Reduced levels of construction activity have, in the past, resulted in intense price competition among building material suppliers that has at times adversely affected the Company's gross margins.

    Within the professional market, the Company competes primarily with local independent lumber yards and regional and local building material chains. Building professionals generally select building material suppliers based on quality and expertise of its sales staff, quality and breadth of product lines and services, reliability of inventory levels, competitive pricing, job-site delivery, and the availability of credit. The Company believes that it competes favorably on each of these bases.
The Company believes that it has a significant competitive advantage in rural markets and small communities, where it competes primarily with local independent lumber yards, regional building material chains, and, to a lesser extent, with national building center chains and warehouse and home center retailers, which generally locate their units in more densely populated areas.

    Within the consumer segment, the Company competes primarily with local lumber yards and hardware stores and, in certain of its markets, with local units of larger warehouse and home center retailers. Competition within this segment is based principally on price, merchandising, location and advertising. The Company focuses primarily on project DIYers, who tend to place much more value on product selection and the availability of special services in selecting a building materials supplier. According to Building Supply Home Centers "1995 Giants" report, the most recent available, the average product mix of consumer-oriented retailers consist of 14% wood products, 11% building products and 75% hardlines, compared with 52%, 36% and 12%, respectively, for the Company in 1996.


Environmental and Product Liability Matters
-------------------------------------------
    Many of the building center facilities presently and formerly operated by the Company contained underground petroleum storage tanks. Other than tanks at one acquired facility, recently installed and in compliance with modern standards, all such tanks known to the Company located on facilities owned or operated by the Company have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $2.1 million of costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions, and the Company has reserved $1.0 million towards the cost of these and other environmental and product liability matters.

   Although the Company has not expended material amounts in the past eight years with respect to the foregoing, there can be no assurances that these matters will not give rise to additional compliance and other costs that could have a material adverse effect on the Company.

    For information concerning certain litigation concerning products containing asbestos, see "Item 3. Legal Proceedings."


Employees
---------
    As of February 28, 1997, the Company had approximately 3,402 employees, of whom 2,886 were employed on a full-time basis. The Company believes that it has maintained favorable relations with its employees. None of the Company's employees is represented by a union or covered by a collective bargaining agreement.


Trademarks and Patents
----------------------
    The Company has no material patents, trademarks, licenses, franchises, or concessions other than the name "Wickes Lumber" and the "Flying W" trademark.


Item 2. PROPERTIES.
-------------------
    The Company's 110 building centers are located in 24 states, with 70 in the Midwest, 25 in the Northeast and 15 in the South. See "Item 1. Business
- Markets." The Company believes that its facilities generally are in good condition and will meet the Company's needs in the foreseeable future.

   The Company's building centers generally consist of a showroom averaging 9,700 square feet and covered storage averaging 42,800 square feet. The Company's building centers are situated on properties ranging from 1.3 to
40.0 acres and averaging 10.2 acres. The Company also operates twelve component manufacturing facilities which have an average of 37,700 square feet under roof on 7.8 acres.

   The Company owns 96 of its building centers and 92 of the sites on which such building centers are located. The remaining 14 building centers and 18 sites are leased. As of December 28, 1996, the Company also held for sale the assets of 18 closed building centers and three other properties with an aggregate book value of $11.1 million. In addition to its building centers, the Company operates twelve component manufacturing plants. Six of these plants are located on building center sites. Of the remaining six plants, four are on owned sites and two are on leased properties.

    The Company also owns or leases a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of the Company's products. As of February 28, 1997, the fleet included approximately 96 heavy duty trucks, 55 of which provide roof-top or second story delivery, 506 medium duty trucks, 433 light duty trucks and automobiles, 531 forklifts, and 85 specialized millwork delivery vehicles.

    The Company owns its corporate headquarters, located at 706 North Deerpath Drive in Vernon Hills, Illinois.


Item 3. LEGAL PROCEEDINGS.
--------------------------
    On November 3, 1995, a complaint styled Morris Wolfson v. J. Steven Wilson, Kenneth M. Kirschner, Albert Ernest, Jr., Claudia B. Slacik, Jon F. Hanson, Robert E. Mulcahy, Frederick H. Schultz, Wickes Lumber Company and Riverside Group, Inc. was filed in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the sale by the Company of 2 million newly-issued shares of the Company's Common Stock to Riverside Group, Inc., the Company's largest stockholder, was unfair and constituted a waste of assets and that the Company's directors in connection with the transaction breached their fiduciary duties. The amended complaint, among other things, seeks on behalf of a purported class of the Company's shareholders equitable relief or to obtain damages with respect to, the transaction. See "Item 1. Business - Background" and Note 9 of Notes to Consolidated Financial Statements included elsewhere herein.

    As a result of the settlement of certain claims between the plaintiffs and other parties peripheral to the dispute included in FynSyn Capital Corporation and Wickes Lumber Investment Partnership vs. Bankers Trust Company, et al., the primary remaining issue in the dispute is the Company's affirmative claim for attorney's fees from the plaintiffs.

   The Company is one of many defendants in approximately 110 actions, each of which seeks unspecified damages, brought since 1993 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

    The Company is involved in various other legal proceedings which are incidental to the conduct of its business. The Company does not believe that any of these proceedings will have a material adverse effect on the Company.

    The Company's assessment of the matters described in this Item 3 and other forward-looking statements ("Forward-Looking Statements") in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. The outcome of the matters described in this Item 3 may differ from the Company's assessment of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company's experience, the Company's ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom the Company may be entitled to indemnity, and the unpredictability of matters in litigation.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
------------------------------------------------------------
   None.

                            PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
    STOCKHOLDER MATTERS.
    --------------------
    The Company's Common Stock is authorized for trading on the NASDAQ National Market System under the trading symbol "WIKS." As of February 28, 1997, there were 7,663,521 shares outstanding held by approximately 173 shareholders of record. There were also outstanding 499,768 shares of Class B Non-Voting Common Stock, which are not publicly traded.

    The following table sets forth for the periods indicated the high and low last sale prices for the Company's Common Stock as reported on the NASDAQ National Market System. Prices do not include retail markups, markdowns or commissions.

                            Three Months Ended

          Fiscal 1996            High                Low
          -----------         ----------          ---------
          March 30            $   6.625          $   4.00
          June 29                 5.50               4.75
          September 28            5.25               4.00
          December 28             4.875              3.375

          Fiscal 1995
          -----------
          April 1             $  16.00            $ 10.25
          July 1                 16.25              12.75
          September 30           16.00               9.75
          December 30             9.75               5.00

    The Company has not declared or paid any dividends on Common Stock in the past three years and has no present intention to pay cash dividends on Common Stock in the foreseeable future. The Company's revolving credit facility prohibits cash dividends on Common Stock, and the trust indenture related to the Company's 11-5/8% senior subordinated notes restricts cash dividends on Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 6. SELECTED FINANCIAL DATA.
--------------------------------
    The following table presents selected financial data derived from the audited consolidated financial statements of the Company for each of the five years ended December 28, 1996. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

          WICKES LUMBER COMPANY AND SUBSIDIARIES
           SELECTED CONSOLIDATED FINANCIAL DATA
     (in thousands, except ratios and per share data)


                                                               Dec. 28,     Dec. 30,     Dec. 31,      Dec. 25,     Dec. 26,
                                                                1996         1995         1994          1993         1992
                                                              ---------    ---------    ---------     ---------    ---------
Income Statement Data:
    Net sales                                              $    848,535 $    972,612 $     986,872 $    846,842 $    745,365
    Gross profit                                                189,463      220,812       233,831      206,558      187,622
    Selling, general and administrative expense                 162,329      194,629       194,586      174,889      156,790
    Depreciation, goodwill and trademark amortization             5,367        5,882         4,543        5,782        5,850
    Provision for doubtful accounts                               1,067        6,482         2,457        1,942          849
    Other operating income                                        6,796        5,831         6,772        4,575        3,618
    Income from operations before restructuring
     and unusual items                                           27,496       19,650        39,017       28,520       27,751
    Restructuring and unusual items(1)                              745       17,798         2,000           53           -
    Income from operations                                       26,751        1,852        37,017       28,467       27,751
    Interest expense(2)                                          21,750       24,351        21,663       20,298       20,845
    Equity in loss of affiliated company                          3,183        3,543             -            -            -
    Income (loss) before income taxes, and extraordinary gain     1,818      (26,042)       15,354        8,169        6,906
    Income taxes                                                  1,010        1,353         1,660        1,227          902
    Deferred tax expense/(benefit) (3)                              300      (11,796)      (14,360)           -            -
    Income (loss) before extraordinary gain                         508      (15,599)       28,054        6,942        6,004
    Extraordinary gain (4)                                            -            -             -        1,241            -
    Net income (loss)                                               508      (15,599)       28,054        8,183        6,004
    Dividends applicable to redeemable preferred stock                -            -             -         (872)      (1,080)
    Income (loss) applicable to common shares                       508      (15,599)       28,054        7,311        4,924
    Ratio of earnings to fixed charges (5)                         1.07            -          1.63         1.37         1.31
    Interest coverage (6)                                          1.61         0.35          2.09         2.08         2.10
    Adjusted interest coverage (7)                                 1.65         1.15          2.19         2.09         2.10

Per Share Data:(8)
    Earnings (loss)  per common share (per pro forma
        share in 1993 and 1992) (9)                        $       0.07  $     (2.54) $       4.59  $      1.34  $      0.98
    Weighted average pro forma common shares outstanding(9)   7,219,754    6,151,771     6,106,279    6,099,985    6,099,985
    Earnings (loss) per common share - historical          $       0.07  $     (2.54) $       4.59  $      2.55  $      2.27
    Weighted average common shares outstanding - historical   7,219,754    6,151,771     6,106,279    2,871,091    2,168,784

Operating and Other Data:
    EBITDA (10)                                            $     32,118  $     7,734  $     41,560  $    34,249  $    33,601
    Adjusted EBITDA (11)                                         32,863       25,532        43,560       34,302       33,601
    Cash interest expense(12)                                    19,969       22,266        19,882       16,435       15,971
    Depreciation and amortization                                 5,367        5,882         4,543        5,782        5,850
    Deferred financing cost amortization                          1,781        2,085         1,781        1,840        2,179
    Capital expenditures                                          2,893        7,538         9,760        4,289        5,502
    Same store sales growth(13)                                   (6.4)%       (3.8)%         14.1%        14.3%         8.8%
    Building centers open at end of period                          108          110           130          124          125
    Net cash provided by (used in) operating activities          18,710       15,862         1,331      (21,269)      13,643
    Net cash provided by (used in) investing activities           2,410      (10,277)      (41,777)       5,323       (1,446)
    Net cash provided by (used in) financing activities         (19,274)      (7,535)       42,480       15,944      (12,197)

Balance Sheet data (at period end):
    Working capital                                        $    116,771  $   139,622  $    163,511  $   104,089  $    60,706
    Total assets                                                272,842      302,515       319,573      248,015      222,611
    Total long-term debt, less current maturities               176,376      205,221       211,139      167,883      166,837
    Redeemable preferred stock                                        -            -             -            -       15,960
    Total stockholders' equity (deficit)                         25,499       15,129        30,146        1,818      (48,957)

             Notes to  Selected Consolidated Financial Data
             ----------------------------------------------

(1) In 1995, the Company recorded a $17.8 million charge relating to a plan to reduce the number of operating building centers, the corresponding overhead to support those centers identified, strengthen its capital structure, and other unusual items. In 1996, the Company recorded an additional charge of $0.7 million primarily as a result of adjustments to the 1995 restructuring plan. In 1994, the Company recorded a $2.0 million charge primarily as a result of its headquarters cost reduction plan.

(2) Interest  expense  includes  cash  interest  expense,  amortization  of deferred  financing costs and accretion of note discount (See  note  12 below).

(3) The deferred tax benefit recorded in 1994 includes a $21.0 million reduction of the Company's valuation allowance for deferred tax assets.

(4) During the year ended December 25, 1993, the Company completed its Recapitalization Plan. As a result of the Recapitalization Plan, the early extinguishment of debt, the retirement of supplemental retirement benefits and the expensing of unamortized 1988 Acquisition costs, the Company recorded an extraordinary gain of $1.2 million, net of income taxes of $0.2 million.

(5) For  purposes  of  computing  this ratio, earnings  consist  of  income
    (loss) before income taxes, extraordinary gain and fixed charges. Fixed charges consist of cash interest expense, amortization of deferred financing costs, and a portion of operating lease rental expense that is representative of the interest factor attributable to interest expense. Such earnings were insufficient to cover fixed charges by $26.0 million for the year ended December 30, 1995.

(6) For  purposes of computing this ratio, earnings consists of EBITDA (see note 10 below), which is divided by cash interest expense (see note  12 below).

(7) For purposes of computing this ratio, earnings consists of Adjusted EBITDA (see note 11 below), which is divided by cash interest expense (see note 12 below).

(8) All  per  share  data  reflect a 21.73-for-1 stock  split  declared  in
    October   1993,   immediately  prior  to  the   consummation   of   the
    Recapitalization Plan.

(9) For all periods prior to 1994 earnings per share is based upon the pro forma 6,099,985 weighted average number of common shares outstanding giving effect to the Recapitalization Plan.

(10)EBITDA  represents  income  (loss) before income  taxes,  extraordinary gain, equity in loss of affiliated company, interest expense, depreciation and amortization. EBITDA is not presented herein as an alternative measure of operating results but rather to provide additional information related to debt service capability, and does not represent cash flow from operations, as defined by GAAP.

(11)Adjusted EBITDA represents EBITDA (see note 10 above) adjusted to exclude restructuring and unusual items.

(12)Cash interest expense consists of interest expense less amortization of deferred financing costs and accretion of subordinated note discount. The following table details interest expense, cash interest expense, and interest paid for each of the five years ended December 28, 1996.

                                1996      1995      1994      1993      1992
                               -----     -----     -----     -----     -----
   Interest  expense          $21,750   $24,351   $21,663   $20,298   $20,845
    Less:
     Amortization of deferred
        financing costs         1,781     2,085     1,781     1,840     2,179

     Accretion of note discount   --         --        --     2,023     2,695
                               ------    ------    ------    ------    ------
    Cash interest expense      19,969    22,266    19,882    16,435    15,971

     (Increase) Decrease in
        accrued interest          403       557    (1,105)    8,863    (1,339)
                               ------    ------    ------    ------    ------
    Interest  paid            $20,372   $22,823   $18,777   $25,298   $14,632
                               ======    ======    ======    ======    ======

(13)For 1996, same store data reflects average sales from 103 building centers and other facilities that were operated by the Company throughout 1996 and 1995. For 1995, same store data reflects average sales from 101 building centers and other facilities that were operated by the Company throughout 1995 and 1994. The sixteen lumber centers closed on December 29, 1995 were excluded from the 1995 same store figures, and two centers that were consolidated with another Wickes center, in early 1995, were included in 1995 same store results. For 1994 same store data reflects average sales from the 122 building centers and other facilities that were operated by the Company throughout 1994 and 1993. Prior years data reflects 124 building centers and other facilities operated throughout the period 1992 through 1993.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
       AND RESULTS OF OPERATIONS.
       --------------------------

General
-------
    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. The table and subsequent discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

                                   Years Ended
                                   -----------
                           Dec. 28,  Dec. 30,  Dec. 31,
                             1996      1995      1994
                             ----      ----      ----
  Net sales                 100.0%    100.0%    100.0%
  Gross profit               22.3      22.7      23.7
  Selling, general and
   administrative expense    19.1      20.0      19.7
  Depreciation, goodwill and
   trademark amortization      .6        .6        .4
  Provision for
   doubtful accounts           .1        .7        .3

  Restructuring and
   unusual Items               .1       1.8        .2
  Other operating income      (.8)      (.6)      (.7)
  Income from operations      3.2        .2       3.8

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

    The Company's first quarter and, frequently, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter conditions. While the Company experienced a relatively mild first quarter in 1995, severe ice storms in the Northeast in 1994, and record setting snow falls throughout the Midwest and Northeast in January of 1996, have adversely affected construction activity in the first quarter of these years. The following table contains selected unaudited quarterly financial data for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.


                            QUARTERLY FINANCIAL DATA
                            ------------------------
                               Three Months Ended
                 (in millions, except per share data and percentages)
                 ----------------------------------------------------

                            Net Sales as                     Net Earnings/
                           a % of Annual  Gross   Net Income  (Loss) per
                Net Sales    Net Sales    Profit    /(Loss)  Common Share
                ---------  -------------  ------  ----------  -------
1996
   March 30       $152.5        18.0%     $34.9     $(6.2)    $(1.00)
   June 29         228.8        27.0       51.2       1.9        .29
   September 28    255.6        30.1       55.5       2.8        .35
   December 28     211.7        24.9       47.9       2.0        .24

1995
   April 1        $191.7        19.7%     $45.6     $(4.6)     $(.75)
   July 1          272.8        28.0       63.9       2.5        .40
   September 30    284.5        29.3       62.9       1.9        .31
   December 30     223.6        23.0       48.4     (15.4)     (2.50)

1994
   March 26       $149.6        15.1%     $37.2     $(8.7)    $(1.43)
   June 25         259.3        26.3       62.0       7.4       1.21
   September 24    284.2        28.8       67.1      10.7       1.75
   December 31     293.8        29.8       67.5      18.7       3.06

    Net income/(loss) in the fourth quarter of 1995 was negatively affected by a $17.8 million charge for restructuring and unusual items. In 1996 and 1994 the Company recorded charges of $0.7 million and $2.0 million, respectively, as restructuring and unusual items. For additional information on the restructuring and unusual items charge see "1995 Compared with 1994" and Note 3 of Notes to Consolidated Financial Statements included elsewhere herein. In additon, in 1996 the Company received insurance premium adjustments from a former insurance carrier in the amount of $2.2 million and reversed an accrual of $1.5 million for other disputed insurance premiums with this carrier. Accordingly, Selling, General and Administrative expenses were reduced by $1.0 million during the first three quarters of 1996 and by $2.7 million in the fourth quarter of 1996.

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

    This Item 7 contains statements which, to the extent that they are not recitations of historical fact, constitute Forward Looking Statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. A number of important factors could cause the Company's business and financial results and financial condition to be materially different from those stated in the Forward Looking Statements. Those factors include but are not limited to the seasonal and cyclical factors discussed above in this Item 7 and elsewhere in this report, the effects of the Company's substantial leverage and competition, the success of the Company's operational efforts, and the matters discussed in Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein.


1996 Compared with 1995
-----------------------
   Net Sales
   ---------
   Net sales for 1996 decreased $124.1 million, or 12.8%, to $848.5 million from $972.6 million in 1995. Sales for all facilities operated throughout both years ("same store") decreased 6.4%. During 1996, the Company experienced a 2.1% decrease in same store sales to its primary customer segment, the professional home builder, and a 3.2% increase in same store sales to commercial builders.

    The reduction in the number of under-performing building centers pursuant to the restructuring plan committed to in December of 1995 was the major cause of the 1996 total sales decline. Pursuant to this plan, the Company closed or consolidated 16 building centers in December 1995 and two during 1996. During 1995, these closed or consolidated building centers contributed an aggregate of $86.7 million to total net sales.

    Severe weather conditions in the first quarter of 1996, together with mild weather in the first quarter of 1995, and a 17.5% decrease in same store sales staff as part of the Company's efforts to better align its costs to its sales volume, were the major factors contributing to the 1996 same store sales decline. The decrease in same store sales occurred most heavily during the first nine months of 1996. For this period, same store sales were down 8.8%, while fourth quarter same store sales were up slightly from the fourth quarter of 1995.

    Total housing starts in the United States increased 8.8% in 1996, and starts in the Company's primary markets, the Midwest and Northeast, increased approximately 10.6% and 11.2%, respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, experienced an increase of 7.8% in 1996, from
1.07 million starts in 1995 to 1.16 million starts in 1996. In 1996 inflation in lumber prices had a negligible effect on sales.

   Gross Profit
   ------------
    Gross profit decreased $31.3 million to 22.3% of net sales for 1996 compared with 22.7% of net sales for 1995. The primary reason for the decrease in gross profit was the reduction in total sales as a result of the Company's program to reduce the number of under-performing building centers.

    The decline in gross profit as a percent of sales is primarily attributed to the Company's continued emphasis on sales to the professional builder, resulting in an increase in the portion of the Company's sales comprised of lower margin commodity products, and to a lesser extent a program to reduce the amount of excess and slow moving inventory. The percent of Company sales attributable to professional builders increased to 84.7% for 1996 compared with 81.6% in 1995, and sales attributable to commodity lumber products increased from 50.6% in 1995 to 52.7% in 1996. The Company anticipates that its continued focus on the professional builder will create additional pressure on gross profit margins. The decline in gross profit as a percent of sales was partially offset by a decrease in the cost associated with physical inventory count adjustments.

   Selling, General, and Administrative Expense
   --------------------------------------------
   In 1996, Selling, general, and administrative expense ("SG&A") decreased as a percent of net sales to 19.1% compared with 20.0% of net sales in 1995. In 1996, the Company focused substantial efforts on better aligning its SG&A expenses to sales volumes and improving the productivity of its existing sales staff in order to improve profitability. As a result of the Company's 1995 Plan and several cost reduction initiatives implemented in the second half of 1995 and early 1996 the Company was able to reduce its total SG&A expense by 16.6%, which is proportionately greater than the 12.8% total sales decline for the year.

    The Company experienced a decrease in salaries, wages and employee benefits as a percent of sales by 0.5% from 1995 to 1996. On a same store basis, the number of total employees at the average building center during 1996 was reduced approximately 13% from 1995. In 1996 the Company successfully recovered $3.7 million in previous years insurance costs. The recoveries associated with workers compensation insurance reduced salaries, wages and employee benefits by 0.2% of sales, and the balance of the recoveries reduced property and casualty insurance, as a percent of sales, by 0.2%. The Company also experienced decreases from 1995 to 1996 as a percent of sales in postage, communications, office supplies, and marketing expenses which were partially offset by increased delivery costs.

    In addition to the reductions in SG&A directly related to building center closings, other cost reduction initiatives included a reduction in vehicles and other equipment at continuing operations and various programs to reduce costs associated with the corporate headquarters in Vernon Hills, Illinois.

   Depreciation, Goodwill and Trademark Amortization
   -------------------------------------------------
    Depreciation, goodwill and trademark amortization costs decreased $0.5 million in 1996 compared with 1995. The primary reasons for this decrease were a program initiated in early 1996 to reduce excess vehicles and equipment and the closing and sale of facilities in conjunction with the 1995 Plan.

   Provision for Doubtful Accounts
   -------------------------------
    The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Provision for doubtful accounts decreased to $1.1 million or 0.1% of sales for 1996 from $6.5 million or 0.7% of sales for 1995. Much of this decrease is attributable to improved credit policies at centers acquired since 1994 and a more selective customer base. In addition, the Company significantly increased its efforts to collect previously reserved accounts receivable. The provision attributable to the Gerrity Lumber acquisition centers improved significantly from 1995 to 1996. Historically the Company's provision for doubtful accounts averages approximately 0.3% of sales.

   Restructuring and Unusual Items
   -------------------------------
    After extensive review of the 1995 Plan, and changes in business conditions in certain markets in which the Company operates, the Company made adjustments to the 1995 Plan and incurred other one time costs resulting in a net $0.7 million charge to results of operations in the fourth quarter of 1996 for restructuring and unusual items. These adjustments included (i) the determination that three of the centers identified in the 1995 Plan for closure will remain open, resulting in a $1.5 million credit to restructuring expense, (ii) the extension of the
1995  plan  to include the closing (substantially completed by the  end  of
1996) of two building centers not previously included, resulting in a $1.3 million charge for the write down of assets and liabilities to their net realizable value and a $0.1 million charge for severance and post-employment benefits, (iii) a $1.1 million charge for impairment in the carrying value of real estate held for sale at closed centers, and (iv) a $0.3 million credit with respect to the resolution of a claim at below the reserved amount.

   Other Operating Income
   ----------------------
    Other operating income increased to $6.8 million in 1996 from $5.8 million in 1995. The increase was the result of an increase in gains reported on the sale of closed facilities, excess vehicles and equipment of approximately $1.9 million when compared with 1995. The Company also reported a $0.6 million gain as the result of the difference between insured replacement cost and book value as a result of a fire and storm damage at several of the Company's building centers. These gains were partially offset by decreases in services charges for overdue credit accounts of approximately $0.9 million and closed center rental income and other miscellaneous revenues of $0.7 million.

   Interest Expense
   ----------------
    Interest expense decreased to $21.8 million in 1996 from $24.4 million in 1995. This decrease was the result of a decrease in average outstanding debt under the Company's revolving line of credit of $26.8 million partially offset by an increase in the overall effective borrowing rate of 22 basis points. The decrease in average outstanding debt was due primarily to cash provided by operations, proceeds from the sale of additional common stock (See Note 9 of Notes to Consolidated Financial Statements included elsewhere herein) and the proceeds from the sale of excess real estate and vehicles.

   Equity in Loss of Affiliated Company
   ------------------------------------
     During 1996, the Company's equity in the losses of Riverside International LLC was $3.2 million compared with equity in losses of $3.5 million during 1995. See "Item 1. Business - International Operations" and Notes 2 and 13 of Notes to Consolidated Financial Statements included elsewhere herein.

   Provision for Income Taxes
   --------------------------
   In 1996, the Company recorded current income tax expense of $1.0 million compared with $1.4 million in 1995. The 1996 and 1995 current income tax provisions consist of state and local tax liabilities.

    A deferred tax expense of $0.3 million was also recorded in 1996. This expense results from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes. In 1995 a deferred tax benefit of $11.8 million was recorded primarily due to the recording of a deferred tax asset as a result of the operating loss experienced during 1995, in accordance with FAS 109. Management has determined, based on the Company's positive earnings growth from 1992 through 1994 and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

   Net Income
   ----------
    Net income was $0.5 million in 1996, compared with a net loss of $15.6 million in 1995, an improvement of $16.1 million. The primary components of this improvement include a decrease in SG&A expense of $32.3 million, a decrease in restructuring and unusual items expense of $17.1 million, a decrease in provision for doubtful accounts of $5.4 million, a decrease in interest expense of $2.6 million, and an increase in other income of $1.0 million. These improvements were partially offset by a decrease in gross profit of $31.3 million and an increase in the provision for income taxes of $11.8 million.

1995 Compared with 1994
-----------------------
   Net Sales
   ---------
    Net sales for 1995 decreased $14.3 million, or 1.4%, to $972.6 million from $986.9 million in 1994. The 1994 fiscal year consisted of 53 weeks compared with 52 weeks in 1995. After adjusting for this additional week of sales in 1994, the Company experienced only a $.3 million sales decline from 1994. Sales for all facilities operated throughout both years decreased 3.8%. After adjusting for the additional week in 1994 the decrease was 2.1%.

    In 1995, deflation in lumber prices amounted to approximately 18% as a result of increased production in Canadian mills, generated by demand for wood pulp, and a decrease in demand for construction lumber in both the United States and foreign markets. The Company estimates the decline in wood prices accounted for $45 million in lost sales for 1995, or approximately a 4.6% decline. A decline in housing starts in the United States also adversely affected sales. U.S. Bureau of the Census data indicated a nation-wide decline of approximately 7.5% and declines in the Company's primary markets, the Midwest and Northeast, of approximately 12.1% and 15.1%, respectively. Nationally, single family housing starts experienced a larger decline of 10.8% in 1995, from 1.20 million starts in 1994 to 1.07 million starts in 1995. While the Company added seven new building centers through acquisition and expansion during 1995, it also closed or consolidated 27 other building centers (sixteen of these occurred on December 29, 1995).

   The Company experienced a 6.2% increase in sales to its primary customer segment, the professional home builder, and a 45.8% increase in sales to commercial builders.

   Gross Profit
   ------------
    Gross profit decreased $13.0 million to 22.7% of net sales for 1995 compared with 23.7% of net sales for 1994. The Company estimates that deflation  in  lumber  prices caused approximately  $7.6  million  of  this decrease, and the additional week of sales in 1994 contributed approximately $3.3 million of additional gross profit in 1994.

    The Company's continued emphasis on sales to professional builders and the resulting increased sales of lower margin wood products also contributed to the change. The Company believes that approximately 50% of the decrease in gross profit percentage was the result of the shift in customer mix from 22% consumer and 78% professional in 1994 to 18% consumer and 82% professional in 1995. An increase in the percent of sales attributable to commodity lumber and building materials along with customer pricing issues, accounted for the remainder of the variance.

   Selling, General, and Administrative Expense
   --------------------------------------------
   In 1995, SG&A increased as a percent of net sales to 20.0% compared with 19.7% of net sales in 1994. While new residential construction activity slowed during 1995, expenses were not adjusted quickly enough to match the rate of the decline in residential construction. The deflation in lumber prices also affected SG&A as a percent of sales as certain costs tend to increase from year to year, such as delivery, rent and utilities, and are relatively unaffected by lumber deflation.

    The Company's largest single expense, labor costs, remained constant as a percent of sales from 1994 to 1995. The Company did experience increases from 1994 to 1995, as a percent of sales, in communications, rental, and delivery expense. The Company also experienced a decrease, as a percent of sales, in marketing and advertising costs. In the second half of 1995, there were significant reductions made in the work force to keep salary and wage costs in line with actual sales volume.

   Depreciation, Goodwill and Trademark Amortization
   -------------------------------------------------
    Depreciation, goodwill and trademark amortization costs increased $1.3 million in 1995 compared with 1994. Depreciation of vehicles and equipment, and amortization of goodwill for acquisitions purchased during the second half of 1994 and first half of 1995 account for all of the increase.

   Provision for Doubtful Accounts
   -------------------------------
    In 1995, the Company's provision for doubtful accounts increased as a percentage of net sales to 0.7% compared with 0.3% in 1994. Approximately $3.1 million of the $4.0 million increase is attributable to the Gerrity Lumber centers. During the integration of the Gerrity Lumber centers these centers experienced significant credit losses as they converted to the Company's more controlled credit policies.

   Restructuring and Unusual Items
   -------------------------------
    During the fourth quarter of 1995 the Company committed to the 1995 Plan, which included a reduction in the number of under-performing building centers and the corresponding overhead to support these building centers, and the strengthening of the Company's capital structure. The Company recorded a $17.8 million charge relating to the 1995 Plan and other unusual items. See "Item 1. Business - Background" and Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

   Other Operating Income
   ----------------------
    Other operating income decreased to $5.8 million in 1995 from $6.8 million in 1994. The primary reasons for this decline were two unusual gains recorded in 1994, a $1.2 million gain on the sale of the Company's private label credit card portfolio and a $0.7 million gain as the result of the difference between insured replacement cost and book value as the result of storm related damage to one of the Company's building centers. Service charges for overdue credit accounts increased to $3.0 million in 1995 compared with $2.5 million in 1994. The Company also experienced an increase in rental income, interest earned, and miscellaneous revenues of $0.5 in 1995 compared with 1994.

   Interest Expense
   ----------------
    Interest expense increased to $24.4 million in 1995 from $21.7 million in 1994. This increase was the result of an increase in average outstanding debt, due primarily to acquisitions made in 1995 and late 1994, and to a lesser degree, an increase in the average effective interest rate on the Company's total debt of 7 basis points compared with 1994.

   Equity in Loss of Affiliated Company
   ------------------------------------
     During 1995, the Company's equity in the losses of Riverside International LLC operations was $3.5 million. During 1994, the results of the Riverside International LLC operations were consolidated with those of the Company and contributed a loss of approximately $0.4 million (pre-tax). See "Item 1. Business - International Operations" and Notes 2 and 13 of Notes to Consolidated Financial Statements included elsewhere herein.

   Provision for Income Taxes
   --------------------------
   In 1995, the Company recorded current income tax expense of $1.4 million compared with $1.7 million in 1994. The 1995 income tax provision consists of state and local tax liabilities. The 1994 income tax provision consisted of $1.4 million for state and local liabilities and $0.3 million for the alternative minimum federal income tax liability. A deferred tax benefit of $11.8 million was also recorded in 1995. This benefit is primarily due to the recording of a deferred tax asset as a result of the operating loss experienced during 1995, in accordance with FAS 109. See
Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

   Net Income
   ----------
    The Company experienced a net loss of $15.6 million in 1995 compared with $28.1 million of net income for 1994, a change of $43.7 million. The primary components of the change include an increase in restructuring and unusual items of $15.8 million, a decrease in gross profit dollars of $13.0 million, an increase in SG&A of $4.1 million, increased losses of the operations of Riverside International LLC of $3.1 million, and an increase in interest expense of $2.7 million. The Company also recorded a lower tax benefit in 1995 compared with 1994, increased depreciation and amortization expense, and in the fourth quarter of 1994, the company recorded a $1.2 million one time gain on the sale of its private label credit card portfolio.

Statements of Financial Accounting Standards
--------------------------------------------
   Recently Issued Accounting Pronouncements
   -----------------------------------------
   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. This accounting principle was effective for the Company's fiscal year ending December 28, 1996. There was no impairment of the Company's long-lived and intangible assets other than assets held for sale. See Note 5 of Notes to Consolidated Financial Statements included elsewhere herein.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting, to disclose the pro-forma net income and earnings per share under the new method. This new accounting principle was effective for the Company's fiscal year ending December 28, 1996, and did not have a material impact on its financial position as the Company did not adopt the new fair value accounting, but instead implemented the disclosure requirements. See Note 9 of Notes to Consolidated Financial Statements included elsewhere herein.

    Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of
Liabilities", addresses accounting for transactions including securitizations, transfers of securities with recourse, repurchase agreements, securities-lending arrangements, pledges of collateral, financial assets subject to prepayment risk, servicing of financial assets, and extinguishment of liabilities. The Company did not have any transaction during 1996 addressed by this statement.

    Statement of Financial Accounting Standards No. 128, "Earnings Per Share," revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement will require dual presentation of basic and diluted EPS on the Company's Statement of Operations and is effective the Company's fiscal year ending December 27, 1997. The Company believes that adoption will not have a material impact on its financial statements.

    Statement of Financial Accounting Standards No. 129, "Disclosures of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure. The new accounting principle is effective for the Company's fiscal year ending December 27, 1997. The Company believes that adoption will not have a material impact on its financial statements.


Liquidity and Capital Resources
-------------------------------
    The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

    In 1996, net cash provided by operating activities amounted to $18.7 million. This compares favorably with cash provided by operating activities of $15.9 million in 1995 and $1.3 million in 1994. This increase is primarily the result of decreases in accounts receivable and inventory as well as earnings after adjustment for non-cash expenses. A decrease in accounts payable and accrued liabilities partially offset these increases. These funds were used primarily to reduce the Company's net borrowings under its revolving credit facility.

    Management's  focus  on  improving the balance  sheet  included  making
significant   improvements  in  the  use  of  working  capital.    Accounts
receivable at the end of 1996 were $10.6 million, or 12.9%, lower than at year-end 1995. Building centers that were closed at the end of December 1995 and during 1996 account for approximately $6.3 million of this reduction. The remainder is attributed to improved collection practices, especially at building centers that were acquired during 1994, a reduction in the number of accounts with extended terms and improved delinquency. Inventory at the end of 1996 was $10.0 million, or 9.0%, lower than at year-end 1995. The primary reason for the decrease in inventory is the closing of 18 building centers since December of 1995. The amount of the Company's accounts payable on any balance sheet date may vary from the average accounts payable throughout the period due to the timing of payments and will tend to increase or decrease in conjunction with an increase or decrease in inventory.

    On June 20, 1996, the Company sold to Riverside Group, Inc. 2 million newly-issued shares of the Company's common stock for $10 million in cash. In accordance with the terms of the revolving credit agreement, upon completion of this transaction $12 million in real estate was released as collateral required under this agreement. These funds were used to reduce the Company's borrowings under its revolving credit facility.

    The Company maintained excess availability under its revolving credit facility throughout 1996. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In the first and second quarters of each year, the Company typically reaches its peak utilization of its revolving credit facility because of the inventory build-up needed for the peak building season. At all times during 1996 the Company was in full compliance with all of the requirements contained in its revolving credit agreement. Availability under the revolving credit facility is limited, in the aggregate, to the lesser of $130 million and a "borrowing base amount," which is the sum of (i) between 80% and 85% of eligible accounts receivable plus (ii) between 50% and 60% of eligible inventory. At March 1, 1997, the Company had outstanding borrowings of $79.1 million and unused availability of $27.7 million under its revolving credit facility. A second amendment and restatement of the revolving credit agreement, which would include among other things (i) extension of the life of the facility until March 2001, (ii) 75 basis point reductions in the interest rate premiums over LIBOR and over prime, (iii) modifications to certain financial covenants, and (iv) a provision for further interest rate premium reductions if certain performance levels are achieved, is expected to be completed in March or early April 1997. The Company currently has excess availability under its revolving credit facility and anticipates that funds provided by operations and under this facility will be adequate for the Company's future needs.

    The revolving credit facility and the trust indenture related to the Company's 11-5/8% Senior Subordinated Notes contain certain covenants and restrictions. Among other things, the revolving credit facility prohibits non-stock dividends, certain investments and other "restricted payments" by the Company. The trust indenture generally restricts non-stock dividends and other restricted payments by the Company to 50% of "cumulative consolidated net income," or if cumulative consolidated net income shall be a loss, minus 100% of such loss, of the Company earned subsequent to October 22, 1993, plus the proceeds of the sale of certain equity securities after such date. In addition, the trust indenture prohibits non-stock dividends and limits other restricted payments while (as at present) the Company's fixed charge coverage ratio is less than or equal to 2.0.

   The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling of building centers and component manufacturing facilities, and the purchase of equipment and management information systems. The Company may also from time to time make expenditures to establish Limited SKU Facilities or to establish or acquire operations to expand or complement its existing operations. The Company made $2.9 million in capital expenditures in 1996. The Company expects to spend between $4 million and $6 million in 1997. These expenditures are expected to be funded by the Company's borrowings and its internally generated cash flow. At December 28, 1996, there were no material commitments for future capital expenditures.

Net Operating Loss Carryforwards
--------------------------------
    At December 28, 1996, the Company and its subsidiaries had federal income tax net operating loss carryforwards ("NOLs") of approximately $41 million. The NOLs will expire in the years 2004 to 2011, if not previously utilized. The Company's ability to use certain of the NOLs carried forward will be subject to the limitations of Section 382 of the Internal Revenue Code. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------
    Financial statements of the Company are set forth herein beginning on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------------------------------------------------------
        ACCOUNTING AND FINANCIAL DISCLOSURE.
        ------------------------------------
     None.

                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------
    Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 20, 1997.


Item 11. EXECUTIVE COMPENSATION.
--------------------------------
    Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 20, 1997.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT.
         -----------
    Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 20, 1997.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------
    Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 20, 1997.

                            PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
----------------------------------------------------------------
         FORM 8-K.
         ---------
(a)     List of Documents Filed as a Part of this Report:

(1)     Financial Statements:                               Page No.
                                                            --------
Report of Independent Accountants                              F-1

Consolidated balance sheets as of December 28, 1996
 and December 30, 1995                                         F-2

Consolidated statements of operations for the years ended
 December 28, 1996, December 30, 1995 and December 31, 1994    F-3

Consolidated statements of changes in common stockholders'
 equity for the years  ended December 28, 1996,
 December 30, 1995 and December  31,  1994                     F-4

Consolidated statements of cash flows for the years ended
 December 28, 1996, December 30, 1995 and December 31,1994     F-5

Notes to consolidated financial statements                     F-6


(2)   Financial Statement Schedules:

Schedule       Description
--------       -----------
VlII.          Valuation  and Qualifying Accounts              S-1


(3)   Exhibits

See Exhibit Index included elsewhere herein.


(b) Reports on Form 8-K

None

                           SIGNATURES
                           ----------
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WICKES LUMBER COMPANY


  Date:  March 26, 1997            By: /s/ J. Steven Wilson
                                      ---------------------
                                      J. Steven Wilson
                                      Chairman and Chief Executive Officer


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                       Title                       Date
    ---------                       -----                       ----
/s/ J. Steven Wilson       Chairman and Chief Executive     March 26, 1997
--------------------       Officer (Principal Executive
J. Steven Wilson           Officer), Director

/s/ Albert Ernest, Jr.     Director                         March 26, 1997
----------------------
Albert Ernest, Jr.


/s/ Kenneth M. Kirschner   Director                         March 26, 1997
------------------------
Kenneth M. Kirschner


/s/ William H. Luers       Director                         March 26, 1997
--------------------
William H. Luers


/s/ Robert E. Mulcahy III  Director                         March 26, 1997
-------------------------
Robert E. Mulcahy III


/s/ Frederick H. Schultz   Director                         March 26, 1997
------------------------
Frederick H. Schultz


/s/ Claudia B. Slacik      Director                         March 26, 1997
---------------------
Claudia B. Slacik


/s/ George A. Bajalia      Senior Vice President and        March 26, 1997
---------------------      Chief Financial Officer
George A. Bajalia          (Principal Financial and
                           Accounting Officer)

Report of Independent Accountants
---------------------------------
To The Stockholders and Board of Directors
Wickes Lumber Company and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Wickes Lumber Company and Subsidiaries (the "Company") as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, changes in common stockholders' equity and cash flows for the years ended December 28, 1996 and December 30, 1995, and December 31, 1994. We have also audited the financial statement schedule of valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wickes Lumber Company and Subsidiaries as of December 28, 1996 and December 30, 1995, and the consolidated results of their operations and cash flows for the years ended December 28, 1996, December 30, 1995, and December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                /s/ Coopers & Lybrand L.L.P.
                                ----------------------------

Chicago, Illinois

February 20, 1997

                        WICKES LUMBER COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                       December 28, 1996 and December 30, 1995
                           (in thousands except share data)


                                ASSETS                                           1996            1995
                                                                               --------        --------
Current assets:
    Cash                                                                   $      1,933    $         87
    Accounts receivable, less allowance for doubtful
      accounts of $4,289 in 1996 and $8,208 in 1995                              71,210          81,792
    Inventory                                                                   100,672         110,639
    Deferred tax asset                                                           10,331          15,237
    Prepaid expenses                                                                915           1,051
                                                                               --------        --------
        Total current assets                                                    185,061         208,806
                                                                               --------        --------
Property, plant and equipment, net                                               50,171          56,545
Trademark (net of accumulated amortization of
    $10,052 in 1996 and $9,830 in 1995)                                           6,948           7,170
Deferred tax asset                                                               15,525          10,919
Other assets (net of accumulated amortization of
    $6,487 in 1996 and $4,464 in 1995)                                           15,137          19,075
                                                                               --------        --------
                                                                           $    272,842    $    302,515
                                                                               ========        ========

                  LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                   $        133    $        424
    Accounts payable                                                             41,039          41,457
    Accrued liabilities                                                          27,118          37,972
                                                                               --------        --------
      Total current liabilities                                                  68,290          79,853
                                                                               --------        --------

Long-term debt, less current maturities                                         176,376         205,221
Other long-term liabilities                                                       2,677           2,312
Commitments and contingencies (Note 8)

Common stockholders' equity:
    Common stock (8,159,498 shares issued and outstanding in 1996
       and 6,143,473 shares issued and outstanding in 1995)                          82              61
    Additional paid-in capital                                                   86,613          76,772
    Accumulated deficit                                                         (61,196)        (61,704)
                                                                               --------        --------
                                                                                 25,499          15,129
                                                                               --------        --------
     Total common stockholders' equity                                     $    272,842    $    302,515
                                                                               ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                       WICKES LUMBER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Years Ended December 28, 1996, December 30, 1995, and
                                December 31,1994
                   (in thousands except share and per share data)





                                                                         1996            1995            1994
                                                                      ---------       ---------       ---------

Net sales                                                          $    848,535    $    972,612    $    986,872
Cost of sales                                                           659,072         751,800         753,041
                                                                      ---------       ---------       ---------
    Gross profit                                                        189,463         220,812         233,831
                                                                      ---------       ---------       ---------

Selling, general and administrative expenses                            162,329         194,629         194,586
Depreciation, goodwill and trademark amortization                         5,367           5,882           4,543
Provision for doubtful accounts                                           1,067           6,482           2,457
Restructuring and unusual items                                             745          17,798           2,000
Other operating income                                                   (6,796)         (5,831)         (6,772)
                                                                      ---------       ---------       ---------
                                                                        162,712         218,960         196,814
                                                                      ---------       ---------       ---------
    Income from operations                                               26,751           1,852          37,017

Interest expense                                                         21,750          24,351          21,663
Equity in loss of affiliated company                                      3,183           3,543               -
                                                                      ---------       ---------       ---------
    Income (loss) before income taxes                                     1,818         (26,042)         15,354

Provision (benefit) for income taxes:
  Current                                                                 1,010           1,353           1,660
  Deferred                                                                  300         (11,796)        (14,360)
                                                                      ---------       ---------       ---------
    Net income (loss)                                              $        508    $    (15,599)   $     28,054
                                                                      =========       =========       =========

    Earnings (loss) per common share                               $       0.07    $      (2.54)   $       4.59
                                                                      =========       =========       =========

Weighted average common and common
  equivalent shares outstanding                                       7,219,754       6,151,771       6,106,279
                                                                      =========       =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                     WICKES LUMBER COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
          For the Years Ended December 31, 1994, December 30, 1995 and
                              December 28, 1996
                                (in thousands)

                                                                                                        Total
                                                                         Additional                    Common
                                                              Common       Paid-in     Accumulated  Stockholders'
                                                               Stock       Capital       Deficit       Equity
                                                            --------      --------      --------      --------
Balance at December 25, 1993                              $       61    $   75,916   $   (74,159)   $    1,818

Net income                                                         -             -        28,054        28,054
Issuance of common stock, net                                      -           274             -           274
                                                            --------      --------      --------      --------
Balance at December 31, 1994                                      61        76,190       (46,105)       30,146

Net income                                                         -             -       (15,599)      (15,599)
Issuance of common stock, net                                      -           582             -           582
                                                            --------      --------      --------      --------
Balance at December 30, 1995                                      61        76,772       (61,704)       15,129

Net income                                                         -             -           508           508
Issuance of common stock, net                                     21         9,841             -         9,862
                                                            --------      --------      --------      --------
Balance at December 28, 1996                              $       82    $   86,613    $  (61,196)   $   25,499
                                                            ========      ========      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                  WICKES LUMBER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Years Ended December 28, 1996, December 30, 1995,
                          and December 31, 1994
                             (in thousands)

                                                                          1996        1995        1994
                                                                       --------    --------    --------
Cash flows from operating activities:
  Net income / (loss)                                                $      508  $  (15,599) $   28,054
  Adjustments to reconcile net income / (loss) to
     net cash provided by (used in) operating activities:
    Equity in loss of affiliated company                                  3,183       3,543           -
    Depreciation expense                                                  4,904       5,391       4,277
    Amortization of trademark                                               222         222         222
    Amortization of goodwill                                                242         270          44
    Amortization of deferred financing costs                              1,781       2,085       1,781
    Provision for doubtful accounts                                       1,067       6,482       2,457
    Gain on sale of assets                                                 (940)        (71)       (238)
    Deferred tax provision/(benefit)                                        300     (11,795)    (14,360)
    Changes in assets and liabilities (net of effects
      from acquisitions):
       Decrease (increase) in accounts receivable                         9,515       9,355     (15,673)
       Decrease (increase) in inventory                                   9,967      20,697         (98)
       (Decrease) increase in accounts payable and accrued liabilities  (10,907)      2,377      (4,896)
       Increase in other assets                                          (1,132)     (7,095)       (239)
                                                                       --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                18,710      15,862       1,331
                                                                       --------    --------    --------
 Cash flows from investing activities:
  Purchases of property, plant and equipment                             (2,893)     (4,111)     (5,947)
  Payments for acquisitions                                                   -      (8,686)    (36,515)
  Proceeds from sales of property, plant and equipment                    5,303       2,520         685
                                                                       --------    --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       2,410     (10,277)    (41,777)
                                                                       --------    --------    --------

Cash flows from financing activities:
  Net (repayment) borrowing under revolving line of credit              (28,708)     (5,760)     43,462
  Reductions of notes payable                                              (428)     (2,357)       (556)
  Net proceeds from issuance of common stock                              9,862         582         274
  Payment of transaction costs of the
        Recapitalization Plan                                                 -           -        (700)
                                                                       --------    --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (19,274)     (7,535)     42,480
                                                                       --------    --------    --------
NET INCREASE (DECREASE) IN CASH                                           1,846      (1,950)      2,034
Cash at beginning of period                                                  87       2,037           3
                                                                       --------    --------    --------
CASH AT END OF PERIOD                                                $    1,933  $       87  $    2,037
                                                                       ========    ========    ========
Supplemental schedule of cash flow information:
  Interest paid                                                      $   20,372  $   22,823  $   18,777
  Income taxes paid                                                       1,518       1,987       1,536
Supplemental schedule of non-cash investing and financing activities:
  The Company purchased capital stock and assets in conjuction with acquisitions made during the period.  In connection with these acquitions, liabilties were assumed as follows:
      Fair value of assets acquired                                  $        -  $   12,387  $   41,736
      Cash paid                                                               -      (8,686)    (36,515)
                                                                       --------    --------    --------

      Liabilities assumed                                            $        -  $    3,700  $    5,221
                                                                       ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of Business
---------------------------
Wickes Lumber Company, through its building centers, markets lumber, building materials and services primarily to professional contractors, repair and remodelers and do-it-yourself home owners principally in the Midwest, Northeast and Southern United States. Wickes Lumber Company's wholly-owned and majority-owned subsidiaries are: Lumber Trademark Company ("LTC"), a holding company for the "Flying W" trademark and GLC Division, Inc. ("GLC"), which operates the Gerrity Lumber business.


2.  Accounting Policies
-----------------------
Principles  of Consolidation
----------------------------
The consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Lumber Company and all its
wholly-owned   and  majority-owned  subsidiaries  (the   "Company").    All
significant intercompany balances have been eliminated.

Fiscal Year
-----------
The Company's fiscal year ends on the last Saturday in December.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

Accounts Receivable
-------------------
The Company extends credit primarily to qualified contractors. The accounts receivable balance excludes consumer receivables as such receivables are sold on a nonrecourse basis. The remaining accounts and notes receivable represent credit extended to professional contractors and professional repair and remodelers, generally on a non-collateralized basis.

Inventory
---------
Inventory consists principally of finished goods. The Company utilizes the first-in, first-out (FIFO) cost flow assumption for valuing its inventory. Inventory is valued at the lower of cost or market, but not in excess of net realizable value.

Reclassifications
-----------------
Certain  reclassifications  have been made  to  the  1995  presentation  to conform with the 1996 presentation. A reclassification to more appropriately classify deferred tax assets between current and long term was made to the 1995 balance sheet.

Property, Plant, and Equipment
------------------------------
Property, plant, and equipment are stated at cost and are depreciated under the straight-line method. Estimated lives used range from 15 to 39 years for buildings and improvements and leasehold improvements. Machinery and equipment lives range from 3 to 6 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant, and equipment are included in the Company's results of operations as other operating income.

Other Assets
------------
Other assets consist primarily of deferred financing costs and goodwill which are being amortized on the straight line method, goodwill primarily over 35 years and deferred financing costs over the expected terms of the related debt agreements. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 28, 1996.

The Company's investment in an international operation is recorded under the equity method. The Company's share of losses is reflected as Equity in loss of affiliated company on the Consolidated Statements of Operations.

Amortization expense for deferred financing costs is reflected as interest expense on the Company's Consolidated Statements of Operations.

Trademark
---------
The Company's "Flying W" trademark is being amortized over a 40 year period.

Accounts Payable
----------------
The Company includes outstanding checks in excess of in-transit cash in accounts payable. There were no outstanding checks in excess of in-transit cash at December 28, 1996 and $1,672,000 at December 31, 1995.

Postretirement Benefits Other Than Pensions
-------------------------------------------
The Company provides certain health and life insurance benefits for eligible retirees and their dependents. The Company accounts for the costs of these postretirement benefits over the employees' working careers in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Postemployment Benefits
-----------------------
The Company provides certain other postemployment benefits to qualified former or inactive employees. The Company accounts for the costs of these postemployment benefits in the period when it is probable that a benefit will be provided in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".

Income Taxes
------------
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits will be realized in future years. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion of the related tax asset will be realized.

Computation of Earnings Per Common Share
----------------------------------------
Earnings per common share is based upon the weighted average number of shares of common stock outstanding and, where dilutive, common equivalent shares (using the treasury stock method). Common equivalent shares consist of common stock warrants and common stock options. Dilution relating to common stock options was not material.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates reported.

Significant estimates made by the Company include accrued compensation liability and medical claims, accrued postemployment and postretirement benefits, accrued restructuring charges, accrued environmental liabilities and valuation allowances for accounts receivable, inventory and deferred tax assets. Accrued compensation liability and medical claims involve the determination of reserves for incurred but not reported claims. Accrued postemployment and postretirement benefits involve the use of actuarial assumptions, including selection of discount rates (see Note 10). Accrued restructuring charges involve an estimation of what the market will bring and specific costs incurred relating to the liquidation of certain Company assets using actual historical results (see Note 3). Accrued environmental costs involve estimated remediation costs probable at facilities with underground storage tanks removed. Determination of the valuation allowances for accounts receivable and inventory involve assumptions related to current market conditions and historical market trends. While the valuation allowance for the deferred tax assets considers estimates of projected taxable income (see Note 11), it is reasonably possible that the company's estimates for such items could change in the near term.

Impairment of Long-Lived Assets
-------------------------------
In 1996 the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment of the Company's long-lived and intangible assets other than assets held for sale. The Company has historically reviewed excess property held for sale and when appropriate recorded these assets at the lower of their carrying amount or net realizable value (see Note 5).

Stock-Based Compensation
------------------------
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting to disclose the pro-forma net income and earnings per share under the new method. The company elected not to adopt Statement of Financial Accounting Standards No. 123, but to continue to apply APB Opinion 25. As required the Company has disclosed the pro forma net income and pro forma earnings per share as if the fair value based accounting methods in this Statement have been used to account for stock-based compensation cost (see Note 9).

Recently Issued Accounting Pronouncements
-----------------------------------------
Transfers and Servicing of Financial Assets. Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", addresses accounting for transactions including securitizations, transfers of securities with recourse, repurchase agreements, securities-lending arrangements, pledges of collateral, financial assets subject to prepayment risk, servicing of financial assets, and extinguishment of liabilities. The Company did not have any transaction during 1996 addressed by this statement.

Earnings Per Share. Statement of Financial Accounting Standards No. 128, "Earnings Per Share," revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement will require dual presentation of basic and diluted EPS on the Company's Statement of Operations and is effective for the Company's fiscal year ending December 27, 1997. The Company believes that adoption will not have a material impact on its financial statements.

Disclosure of Information About Capital Structure. Statement of Financial Accounting Standards No. 129, "Disclosures of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure. The new accounting principle is effective for the Company's fiscal year ending December 27, 1997. The Company believes that adoption will not have a material impact on its financial statements.


3.   Restructuring and Unusual Charges
--------------------------------------
During the fourth quarter of 1995, the Company committed to and began implementing a restructuring plan ("1995 Plan") to improve return on assets by closing or consolidating under-performing operating centers, decreasing the corresponding overhead to support these building centers, and initiating actions to strengthen its capital structure. The costs for closing these building centers were based on management estimates of costs to exit these markets and actual historical experience. Included in 1995 results of operations is a $17.8 million charge, including $12.6 million in anticipated losses on the disposition of closed center assets and liabilities and $2.2 million in severance and postemployment benefits, relating to the 1995 Plan and other one time costs.

The major components of this charge include the write-down of assets to their net realizable value, liabilities associated with closed building centers held for sale, postemployment benefits to qualified former employees as a result of the center closings, and other charges related to the strengthening of the Company's capital structure. Also included was a charge for unusual employment related claims expensed in the fourth quarter of 1995.

During 1996, the Company continued executing the 1995 Plan, through the consolidation and closing of 18 building centers and the improvement of its overall capital structure through the issuance of new shares and the modification of its bank revolving credit agreement (see Notes 7 and 9). Management anticipates completion of the 1995 Plan by the end of 1997.

After extensive review of the 1995 Plan, and changes in business conditions in certain markets in which the Company operates, the Company made adjustments to the 1995 Plan and incurred other one time costs resulting in a net $0.7 million charge to results of operations in the fourth quarter of 1996 for restructuring and unusual items. These adjustments included (i) the determination that three of the centers identified in the 1995 Plan for closure will remain open, resulting in a $1.5 million credit to restructuring expense, (ii) the extension of the 1995 plan to include the closing (substantially completed by the end of 1996) of two building centers not previously included, resulting in a $1.3 million charge for the write down of assets and liabilities to their net realizable value and a $0.1 million charge for severance and post-employment benefits, (iii) a $1.1 million charge for impairment in the carrying value of real estate held for sale at closed centers, and (iv) a $0.3 million credit with respect to the resolution of a claim at below the reserved amount.


4.  Acquisitions
----------------
All acquisitions have been accounted for as purchases; operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is included in goodwill. The fair market value of the assets acquired in 1995 was approximately $12.4 million. The Company had no acquisitions in 1996.

During 1995 the Company acquired five building material centers for a total cost of $11.8 million, $8.1 million in cash and $3.7 million in liabilities assumed. An additional $0.6 million was recorded for the 1994 Gerrity acquisition. The cost of the acquisitions have been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill for one of the acquired businesses which is being amortized over a 30 year period on a straight line basis.

In August 1994, the Company acquired all of the net assets of two building material centers for approximately the fair market value of the assets and liabilities assumed. In addition, the Company acquired all of the outstanding Class B common stock of Riverside International Corporation, from an affiliated entity. The cost of this acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. In October 1994, the Company acquired the Gerrity Lumber business from the Gerrity Company, Inc. The acquired business consisted of the operating assets of eight lumber and building material centers of which three include component manufacturing plants. The purchase price has been adjusted in accordance with a post-acquisition audit of the acquired assets, resulting in an increase in goodwill. Goodwill is being amortized over 35 years on a straight line basis.

5.  Property, Plant, and Equipment
----------------------------------
Property, plant, and equipment is summarized as follows:

                                           December 28,      December 30,
                                               1996              1995
                                              -----              -----
                                                   (in thousands)
     Land and improvements                  $12,391            $15,888
     Buildings                               25,169             32,242
     Machinery and equipment                 26,068             26,495
     Leasehold improvements                   2,701              2,715
     Construction in progress                    90                226
                                            -------            -------
     Gross property, plant, and equipment    66,419             77,566
     Less: accumulated depreciation          27,322             25,932
                                            -------            -------
     Property, plant, and equipment
        in use, net                          39,097             51,634
     Assets held for sale, net               11,074              4,911
                                            -------            -------
     Property, plant, and equipment, net    $50,171            $56,545
                                            =======            =======

The company reviews assets held for sale in accordance with Statement of Financial Accounting Standards No. 121. In 1996 the Company recorded a loss of $1.1 million to report land, land improvements and buildings held for sale at their net realizable value. This charge is reflected, under `Restructuring and unusual items' on the Consolidated Statement of Operations.


6.  Accrued Liabilities
-----------------------
Accrued liabilities consist of the following:

                                           December 28,      December 30,
                                               1996              1995
                                              -----             -----
                                                   (in thousands)
     Accrued payroll                        $ 6,564            $6,934
     Accrued interest                         1,142             1,546
     Accrued liability insurance              4,572             4,970
     Accrued restructuring charges            6,199            14,871
     Other                                    8,641             9,651
                                            -------           -------
     Total accrued liabilities              $27,118           $37,972
                                            =======           =======

In 1996 the Company received insurance premium adjustments from a former insurance carrier in the amount of $2.2 million and reversed an accrual of $1.5 million for other disputed insurance premiums with this carrier. Accordingly, Selling, general and administrative expenses were reduced by $1.0 million during the first three quarters of 1996 and by $2.7 million in the fourth quarter of 1996.

7.  Long-Term Debt
------------------
Long-term debt obligations are summarized as follows:

                                         December 28,        December 30,
                                             1996                1995
                                            -----               -----
                                                  (in thousands)
     Revolving line of credit, interest
     payable at 1.5% above prime or 3.0%
     over LIBOR, principal due
     January 22, 1998                     $76,313            $105,021

     Senior subordinated notes, interest
     payable at 11-5/8% semi-annually,
     principal due December 15, 2003      100,000             100,000

     Other                                    196                 624
                                         --------            --------
     Total long-term debt                 176,509             205,645
     Less current maturities                 (133)               (424)
                                         --------            --------
     Total long-term debt less current
     maturities                          $176,376            $205,221
                                         ========            ========

Revolving Line of Credit
------------------------
Under the revolving line of credit, which expires in January 1998, the Company may borrow against certain levels of accounts receivable and inventory, up to a maximum credit limit of $130,000,000. At December 28, 1996, the amount available for borrowing was $27,676,000. A commitment fee of 1/2 of 1% is payable on the unused portion of the commitment. The weighted-average interest rate for the years ending December 28, 1996 and December 30, 1995 was approximately 9.0% and 8.8%, respectively.

Substantially all of the Company's accounts receivable, inventory, general intangibles and certain machinery and equipment are pledged as collateral for the revolving line of credit. Covenants under the related debt agreements require, among other restrictions, that the Company maintain certain financial ratios and certain levels of consolidated net worth. In addition, the debt agreement restricts among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions.

The revolving credit agreement was amended and restated in its entirety on March 12, 1996. Among other things, the amendment and restatement (i) extended the term of the facility 15 months to January 1998, (ii) reduced the maximum borrowing limit $15 million to $130 million, (iii) modified certain covenants, including changes to accommodate the Company's fourth quarter 1995 restructuring charge, (iv) required the temporary addition of approximately $12 million of real estate collateral and (v) required the completion by July 31, 1996 of the receipt from Riverside Group, Inc. of $10 million from the sale of equity securities of the Company. The sale of securities to Riverside Group, Inc. was completed on June 20, 1996 and required real estate collateral was released.

Senior Subordinated Notes
-------------------------
On October 22, 1993, the Company issued $100,000,000 in principal amount of 10-year unsecured senior subordinated notes. Interest on the notes is 11-5/8%, payable semi-annually. Covenants under the related indenture restrict among other things, the payment of dividends, the prepayment of certain debt, the incurrence of additional debt if certain financial ratios are not met, and the sale of certain assets unless the proceeds are applied to the notes. In addition, the notes require that, upon a change in control of the Company, the Company must offer to purchase the notes at 101% of the principal thereof, plus accrued interest.

Aggregate Maturities
--------------------
The aggregate amounts of long-term debt maturities by fiscal year are as follows:

               Year                       Amount
               ----                       ------
                                      (in thousands)
               1997                    $    133
               1998                      76,360
               1999                          16
               2000                           0
               2001                           0
               Thereafter               100,000

8.  Commitments and Contingencies
---------------------------------
At  December 28, 1996, the Company had accrued approximately $1,003,000 for
remediation  of  certain  environmental  and  product  liability   matters,
principally underground storage tank removal.

Many of the building center facilities presently and formerly operated by the Company contained underground petroleum storage tanks. Other than tanks at one acquired facility, recently installed and in compliance with modern standards, all such tanks known to the Company located on facilities owned or operated by the Company have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $ 2.1 million of net costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.

The Company is one of many defendants in approximately 110 actions, each of which seeks unspecified damages, brought in 1993, 1994 and 1995 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

On November 3, 1995, a complaint was filed against the Company, its directors and Riverside Group, Inc. seeking to enjoin or to obtain damages with respect to the Company's agreement to issue 2,000,000 newly-issued shares of common stock to Riverside Group, Inc. for $10 million (see Note
9).

The Company is involved in various other legal proceedings which are incidental to the conduct of its business. The Company does not believe that any of these proceedings will have a material adverse effect on the Company.

The Company's assessment of the matters described in this note and other forward-looking statements ("Forward-Looking Statements") in these notes are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. The outcome of the matters in this note may differ from the Company's assessment of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company's experience, the Company's ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom the Company may be entitled to indemnity, and the unpredictability of matters in litigation.

Leases
------
The Company has entered into operating leases for retail space, equipment and other items. These leases provide for minimum rents. These leases generally include options to renew for additional periods. Total minimum rents under all operating leases were $10,076,000, $10,501,000, and $8,086,000 for the years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.

Future minimum commitments for noncancelable operating leases are as follows:

               Year                       Amount
               ----                      -------
                                      (in thousands)
               1997                     $  6,667
               1998                        3,975
               1999                        2,883
               2000                          992
               2001                          404
               Thereafter                  1,889
                                         -------
                 Subtotal                 16,810
               Less: Sublease income        (929)
                                         -------
               Total                     $15,881
                                         =======

9.   Stockholders' Equity
-------------------------
Preferred Stock
---------------
As of December 28, 1996 the Company had authorized 3,000,000 shares of preferred stock, none of which is issued or outstanding.

Common Stock
------------
The Company has two classes of common stock: Common Stock, par value $.01 per share, and Class B Non-Voting Common Stock, par value $.01 per share. At December 28, 1996 there were 20,000,000 shares of Common Stock authorized and 7,659,730 shares issued and outstanding, and there were 1,200,000 shares of Class B Non-Voting Common authorized and 499,768 shares issued and outstanding. In addition, at December 28, 1996, 910,000 shares of Common Stock were reserved for issuance under the Company's 1993 Long
Term  Incentive  Plan  and 1993 Director Incentive  Plan.   Another  10,750
shares  of  Common  Stock  were  reserved for  issuance  under  outstanding
warrants.   Class  B  Non-Voting Common Stock is  generally  equivalent  to
Common Stock, except that shares of Class B Non-Voting Common Stock may not be voted except on certain matters regarding merger, consolidation, recapitalization and reorganization, and as otherwise provided by law. Class B Non-Voting Common Stock is convertible into Common Stock on a share-for-share basis in certain circumstances.

Private Sale of Common Stock
----------------------------
On June 20, 1996, pursuant to a stock purchase agreement dated January 11, 1996, the Company sold 2,000,000 newly-issued shares of its Common Stock to Riverside Group, Inc., the Company's largest stockholder, for $10 million in cash. Prior to the sale the terms of the stock purchase agreement were reviewed and recommended to the boards of directors of both companies by committees comprised of the independent directors of each company.

Warrants
--------
The Company has outstanding warrants for 10,750 shares of Common Stock, exercisable through April 29, 1998, at a nominal exercise price.

Stock Compensation Plans
------------------------
As of December 28, 1996, the Company has two stock-based compensation plans (both fixed option plans), which are described below. Under the 1993 Long-Term Incentive plan, the Company may grant options and other awards to its employees for up to 835,000 shares of Common Stock. Under the 1993 Director Incentive plan, the Company may grant options and other awards to directors for up to 75,000 shares of Common Stock. For 1996 grants, the exercise price generally equals the market price at the date of grant. For grants prior to 1996, the exercise price generally equals the greater of $15 or the market price at the date of grant. The options have a maximum term of 10 years. For non-officers, the options generally become exercisable in equal installments over a three-year period from the date of grant. For officers, the vesting periods are based on graded calendar year schedules, which can vary by officer.

Since  the  Company  applies APB Opinion 25 and related interpretations  in accounting for its plans, no compensation cost has been recognized in conjunction with these plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                    December 28,   December 30,
                                        1996           1995
                                       -----           -----
     Net Income (loss)   As reported    $508        ($15,599)
                         Pro forma      $321        ($15,920)

     Earnings (loss)
     per share           As reported    $.07          ($2.54)
                         Pro forma      $.04          ($2.59)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 40% and 42%; risk-free interest rates of 7.7% and 6.2%; and expected lives of 6.1 and 6.5 years.

A summary of the status of the Company's fixed stock option plans as of December 28, 1996 and December 30, 1995 and changes during the years ended on those dates is presented below:

                              December 28,      December 30,
                                  1996              1995
                            ---------------    ---------------
                                   Weighted-          Weighted-
                                    Average            Average
                            Shares  Exercise   Shares  Exercise
    Fixed Options            (000)   Price     (000)   Price
    -------------          -------  --------  -------  -------
    Outstanding beginning
     of year                446,689  $15.32   281,049   $15.69
    Granted                 261,371   $4.59   193,167   $14.90
    Exercised                    0     n/a         0      n/a
    Forfeited-nonvested     (58,985) $13.29   (19,983)  $15.98
    Forfeited-exercisable   (36,815) $15.33    (7,547)  $16.50
    Expired                      0     n/a         0      n/a
                            -------           -------
    Outstanding end of
     year                   612,257  $10.93   446,686   $15.32
    Options exercisable at
     year-end               145,525  $15.60   106,662   $15.53

    Weighted-average fair
    value of options granted
    during the year where:
     Exercise price equals
      market price           $2.40             $6.94
     Exercise price exceeds
      market price            n/a              $6.26
     Exercise price is less
      than market price       n/a              n/a

The following table summarizes information about fixed stock options outstanding at December 28, 1996:

                            Options Outstanding          Options Exercisable
                    ---------------------------------    -------------------
                                 Weighted-
                     Number       Average    Weighted-   Number      Weighted-
      Range of     Outstanding   Remaining    Average   Exercisable   Average
      Exercise        at        Contractual  Exercise       at       Exercise
       Prices       12/28/96       Life       Price      12/28/96     Price
    -------------  -----------  -----------  ---------  -----------  ---------
    $4.52-$10.95     255,171     9.8 years     $4.69        1,333      $10.95
    $15-$23.25       357,086     7.8 years    $15.39      144,192      $15.65
    -------------  -----------  -----------  --------   -----------  ---------
    $4.52-$23.25     612,257     8.6 years    $10.93      145,525      $15.60

10.  Employee Benefit Plans
---------------------------
401(k) Plan
-----------
The Company sponsors a defined contribution 401(k) plan covering substantially all of its full-time employees. Additionally, the Company provides matching contributions up to a maximum of 2.5% of participating employees' salaries and wages. Total expenses under the plan for the years ended December 28, 1996, December 30, 1995, and December 31, 1994 were $1,392,000, $1,700,000, and $2,625,000, respectively.

Postretirement Benefits Other than Pensions
-------------------------------------------
The Company provides life and health care benefits to retired employees. Generally, employees who have attained an age of 60, have rendered 10 years of service and are currently enrolled in the medical benefit plan are eligible for postretirement benefits. The Company accrues the estimated cost of retiree benefit payments, other than pensions, during the employee's active service period.

The plan's funded status is as follows:

                                                     December 28,  December 30,
                                                         1996          1995
                                                         ----          ----
                                                           (in thousands)
  Accumulated postretirement benefit obligation-
    Retirees and their dependents                     $ 1,259       $   934
    Active employees fully eligible to retire
         and receive benefits                             682           531
    Active employees not fully eligible                 1,349         1,292
                                                       ------        ------
  Total accumulated postretirement benefit obligations  3,290         2,757
  Plan's assets at fair value                             -0-           -0-
                                                       ------        ------
  Accumulated postretirement benefit obligation in
      excess of plan's assets                           3,290         2,757
  Unrecognized net loss                                  (613)         (445)
                                                       ------        ------
  Accrued postretirement health care cost             $ 2,677        $2,312
                                                       ======        ======

Actuarial assumptions used were as follows:

                                                     December 28,  December 30,
                                                         1996          1995
                                                         ----          ----
                                                           (in thousands)
  Projected health care costs trend rate                 6.0%          6.0%
  Ultimate trend rate                                    6.0%          6.0%
  Year ultimate trend rate achieved                      n/a           n/a
  Effect of a 1% point increase in the health care
     cost trend rate on the postretirement benefit
     obligation                                     $     77      $     63
  Effect of a 1% point increase in the health care
     cost trend rate on the aggregate of service and
     interest cost                                  $     21      $     18
  Discount rate                                         7.75%         7.25%

Postemployment Benefits
-----------------------
The Company provides certain postemployment benefits to qualified former or inactive employees who are not retirees. These benefits include salary continuance, severance, and healthcare. Salary continuance and severance pay is based on normal straight-line compensation and is calculated based on years of service. Additional severance pay is granted to eligible employees who are 40 years of age or older and have been employed by the Company five or more years. The Company accrues the estimated cost of benefits provided to former or inactive employees who have not yet retired over the employees' service period or as an expense at the date of the event triggering the benefit. The Company incurred postemployment benefit income of $31,000 for the year ended December 28, 1996, and expense of $160,000 (exclusive of amounts included in its restructuring liability, see
Note 3) and $2,000,000 for the years ended December 30, 1995 and December 31, 1994, respectively.


11.  Income Taxes
-----------------
The Company and its subsidiaries file a consolidated Federal income tax return. As of December 28, 1996 the Company has U.S. net operating loss carryforwards available to offset income of approximately $41 million expiring in the years 2004 through 2011; and $.9 million of capital loss carryforwards which expire in 1997 unless utilized.

On October 22, 1993, the Company completed a recapitalization plan which created an ownership change as defined by Section 382 of the Internal
Revenue  Code  of  1996.   As  a  result  of  this,  certain  of  the  loss
carryforwards of the company are limited to an annual limitation of approximately $2.6 million a year.

An additional loss carryforward of $19.1 million was generated in 1996. This loss was largely due to the utilization of deferred tax assets set up in 1995. Major components included the use of the restructuring reserve, bad debt reserve, intangible asset amortization and utilization of prior year capital loss carryovers. The loss created in 1996 will be available without limitations, to offset taxable income in future periods and will expire in 2011.

Income tax provision for 1996 consists of both current and deferred amounts. The components of the income tax provision are as follows:

                                      December 28,  December 30,  December 31,
                                          1996          1995          1994
                                          ----          ----          ----
                                                  (in thousands)
   Taxes currently payable:
     State income tax                   $1,010      $  1,353        $1,350
     Federal income tax                      -             -           310
   Deferred expense/ (benefit)             300       (11,796)      (14,360)
                                        ------        ------        ------
   Total income tax expense/ (benefit)  $1,310      $(10,443)     $(12,700)
                                        ======        ======        ======

Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has determined, based on the Company's positive earnings growth from 1992 through 1994 and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully its net deferred tax assets. The components of the deferred tax assets and liabilities at December 28, 1996, December 30, 1995 and December 31, 1994, respectively, are as follows:

                                   December 28,  December 30,  December 31,
                                       1996          1995          1994
                                       ----          ----          ----
                                                (in thousands)
   Deferred income tax assets:
   Trade accounts receivable         $1,676        $3,193        $1,816
   Inventories                        1,954         2,446         3,252
   Accrued personnel cost             1,936         1,850         2,153
   Other accrued liabilities          6,911        12,042         8,718
   Net operating loss                16,556         9,856         5,640
   Other                              2,342         1,399         2,003
                                     ------        ------        ------
   Gross deferred income tax assets  31,375        30,786        23,582
   Less: valuation allowance         (1,493)       (1,350)       (3,421)
                                     ------        ------        ------
   Total deferred income tax assets  29,882        29,436        20,161
                                     ======        ======        ======
   Deferred income tax liabilities:
   Property, plant and equipment      1,962         1,906         5,094
   Goodwill and trademark             2,052         1,348           690
   Other accrued income items            13            26            17
                                     ------        ------        ------
   Total deferred income tax
    liabilities                       4,027         3,280         5,801
                                     ------        ------        ------

   Net deferred tax assets          $25,855       $26,156       $14,360
                                     ======        ======        ======

The deferred tax expense recorded in the current year results from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

                                   December 28,  December 30,  December 31,
                                       1996          1995          1994
                                       ----          ----          ----
                                                (in thousands)
   Change in bad debt reserve       $(1,517)        $1,377         $631
   Differences in tax and
    book inventory                     (491)          (806)         (47)
   Settlement of deferred
    compensation                         86           (303)         309
   Change in accrued liabilities     (5,130)         3,324        2,548
   (Utilization)/creation  of NOL     6,700          4,216       (7,474)
   AMT credit and capital loss
    carryover                           942           (604)         993
   Differences in tax and book
    asset basis                         (56)         3,188       (2,909)
   Differences in book and tax
    intangibles                        (704)          (658)        (690)
   Extinguishment of debt                 -              -            -
   Change in accrued income items        13             (9)          34
   (Increase)/decrease in valuation
    allowance                          (143)         2,071       20,965
                                     ------         ------       ------
   Deferred tax benefit/ (expense)    $(300)       $11,796      $14,360
                                     ======         ======       ======

The   following  table  summarizes  significant  differences  between   the
provision for income taxes and the amount computed by applying the statutory federal income tax rates to income before taxes:

                                   December 28,  December 30,  December 31,
                                       1996          1995          1994
                                       ----          ----          ----
                                                (in thousands)
   Taxes (benefit) computed at U.S.
    statutory tax rate                 $637       $(9,115)       $5,220
   State and local taxes                656           894           891
   Alternative minimum tax
    differential                          -             -           310
   Current and deferred benefit of
    capital loss utilized                 -             -            (2)
   Current benefit of deferred
    tax asset                             -             -       (14,360)
   Other                               (126)         (151)          148
   Change in valuation allowance        143        (2,071)            -
   Current and deferred benefit of
    NOL carried forward (utilized)        -             -        (4,907)
                                     ------         ------       ------
   Total tax provision               $1,310       $(10,443)    $(12,700)
                                     ======         ======       ======

12.   Fair Value of Financial Instruments
-----------------------------------------
In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," information has been provided about the fair value of certain financial instruments. The following methods and assumptions were used to estimate the fair value of each material class of financial instruments covered by the Statement for which it is practicable to estimate that value.

Long-Term Debt
--------------
The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's material financial instruments at December 28, 1996 and December 30, 1995 are as follows:

                                            Fair             Carrying
                                            Value             Value
                                            -----             -----
                                                 (in thousands)
   1996 Financial Liabilities:
   Long-term Debt
    Revolver                              $76,313           $76,313
    Senior Subordinated Notes              77,000           100,000

   1995 Financial Liabilities:
   Long-term Debt
    Revolver                             $105,021          $105,021
    Senior Subordinated Notes              68,000           100,000

13.   Related Party Transactions
--------------------------------
On July 31, 1994, the Company acquired Riverside International Corporation ("RIC"), from Riverside Group, Inc., the Company's largest stockholder, for $895,000. The acquisition was accounted for as a purchase. In December 1995, voting rights to 66 2/3% of RIC's voting stock were assigned to Riverside Group, Inc.

In 1996, the Company paid approximately $612,000 in reimbursements to an affiliate of the Company's chairman and to third parties for costs related to services provided to the Company during 1996 by certain employees of the affiliated company and use of a corporate aircraft. Total payments in 1995 and 1994 for similar services were approximately $613,000 and $810,000, respectively.

In June of 1996, the Company entered into a mortgage lending agreement with an affiliate of the Company's chairman. In exchange for providing home construction loans to the Company's customers the Company has committed to reimbursing this affiliate for certain start-up expenses. In 1996 this reimbursement amounted to approximately $365,000. This reimbursement will continue through 1997.

The Chairman and certain directors of the Company as well as an affiliated company, own in aggregate a majority of the voting securities of a private manufacturer of glass products, wooden stair parts and other building materials that supplies products, primarily through independent distributors, to the Company. The Chairman of the Company also is chairman of the board, president and chief executive officer, and one of the Company's directors is a director and officer, of this manufacturer. During 1995, the Company estimates that it purchased approximately $1,423,000 of this manufacturer's products at prices generally available from the third party distributors from which the products were obtained.
This compares with $2,086,000 of similar products purchased in 1994. During 1995 this manufacturer disposed of its glass products division.

A certain director and executive officer of the Company, is a shareholder of the law firm that is general counsel to the Company. The Company paid this firm $430,000, $394,000, and $623,000 for legal services provided to the Company during 1996, 1995, and 1994, respectively.

For a description of the sale of 2,000,000 newly-issued shares by the Company to Riverside Group, Inc., see Note 9.

                      WICKES LUMBER COMPANY AND SUBSIDIARIES
                   Schedule VIII-Valuation and Qualifying Accounts
               For the Years Ended December 28, 1996, December 30, 1995,
                                 and December 31, 1994
                                 (dollars in thousands)




           Col. A              Col. B             Col. C                    Col. D       Col. E
                                                 Additions
                                            (1)             (2)
                             Balance at  Charged to                                    Balance at
                             Beginning    Costs and      Charged to                      End of
        Description          of Period   Expenses(a)  Other accounts(b)  Deduction(c)    Period
        -----------          ---------   -----------  -----------------  ------------  ----------
1996:
Allowance for doubtful
accounts                       $8,208       $1,067              -           $4,986       $4,289

1995:
Allowance for doubtful
accounts                       $4,657       $6,482              -           $2,931       $8,208

1994:
Allowance for doubtful
accounts                       $3,039       $2,457            $634          $1,473       $4,657

(a)  Net of reserved and collected accounts.
(b) Bad debt allowance related to acquisitions and recorded as a reduction to the purchase price.
(c)  Reserved accounts written-off.

                               Exhibit Index
                               -------------

Exhibit
Number      Description
-------     -----------
3.1(a)*   Amended and Restated Certificate of Incorporation of the Registrant
          (incorporated  by  reference to Exhibit 3.1 to  the  Registrant's
          Registration Statement on Form S-1 (the "Form S-1"),  Commission
          File No. 2-67334).

   (b)*   First Amendment to Second Amended and Restated Certificate of
          Incorporation (incorporated by reference to Exhibit 3.01 to the Registrant's Quarterly Report on Form 10-Q (the "June 1994 Form
          10-Q") for the period ended June 25, 1994).

3.2*      By-laws of the   Registrant,  as  amended  and  restated
          (incorporated by reference  to  Exhibit 3.2 to the Registrant's
          Annual  Report  on Form 10-K (the "1993 Form 10-K") for the year ended December  25, 1993).

4.1* Credit Agreement dated March 12, 1996, among the Registrant, as borrower, each of the financial institutions signatory thereto
          (the  "Lenders"),  BT Commercial Corporation, as  Agent  for  the
          Lenders, and Bankers Trust Company, as issuing Bank (incorporated by reference to Exhibit 4.1 to the 1995 Form 10-K).

4.2*      Indenture dated  as  of October 15, 1993 between the Registrant and
          Marine Midland Bank, N.A. (incorporated by reference to Exhibit  4.2 to the 1993 Form 10-K).

10.1*     Trademark Agreement,  dated April 29, 1988, between Wickes Companies,
          Inc. and the Registrant (incorporated by reference to Exhibit 10.2 to the Form S-1).

10.2*     Stock Purchase Agreement, dated as of July 23, 1993, among FynSyn
          Capital Corp., W.  Lumber  Investment  Partnership, Riverside
          Group,  Inc.  and American  Financial  Acquisition  Corporation
          (incorporated by reference to Exhibit 10.11 to the Form S-1).

10.3*     Agreement, dated July 21, 1993, between Collins & Aikman Group,
          Inc. and the Registrant  (incorporated by reference to Exhibit
          10.12  to  the Form S-1).

10.4*     Form of Employee  Warrant  to  purchase Common Stock  of  the
          Registrant (incorporated by reference to Exhibit 10.16 to the Form
          S-1).


10.5*     Settlement Agreement,  dated  as  of August 11, 1993, among  FynSyn
          Capital Corp.,  W.  Lumber Investment Partnership, Riverside Group,
          Inc. and  Arthur  M.  Goldberg (incorporated by reference  to
          Exhibit 10.17 to the Form S-1).

10.7*     Agreement, dated  as  of September 20, 1993, among the Registrant,
          Riverside Group,  Inc.,  Bankers  Trust (Delaware) and  American
          Financial Acquisition  Corporation (incorporated by  reference  to
          Exhibit 10.19 to the Form S-1).

10.8(a)*  Amended and Restated   1993  Long-Term  Incentive  Plan  of  the
          Registrant (incorporated by reference to Exhibit 10.8 to the  1994
          Form  10-K).

    (b)** Amendment  No. 1.

    (c)*  Form  of Option  Agreement (incorporated by reference to Exhibit
          10.22  to the Form S-1).

    (d)*  Form  of Option  Agreement (incorporated by reference to Exhibit
          10.8  to the 1994 Form 10-K).

    (e)* Form of Long-Term Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the 1994 Form 10-K).

    (f)* Form of Long-Term Performance Bonus Agreement (incorporated by reference to Exhibit 10.8 to the 1994 Form 10-K).

10.9(a)*  Amended and Restated 1993 Director Incentive Plan of Registrant
          (incorporated by  reference  to  Exhibit  10.03 to the  Registrant's
          Quarterly Report on Form 10-Q (the "March 1994 Form 10-Q") for the period ended March 26, 1994).

     (b)* Form of Option Agreement (incorporated by reference to Exhibit 10.24 to the Form S-1).

10.12*    Employment Agreement between George A. Bajalia and the Registrant
          (incorporated  by reference to Exhibit 10.02 to  the  March  1994
          Form 10-Q).

10.14*    Marketing Agreement dated as of September 7, 1994 between the
          Registrant and Wickes Financial Services Center, Inc. (incorporated by reference to Exhibit 10.14 to the 1994 Form 10-K).

10.15*    Stock Purchase Agreement dated as of January 11, 1996 between
          Riverside Group, Inc. and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrants Current Report on Form 8-K dated
          January 11, 1996).


10.16*    Mortgage Lending Agreement between Wickes Lumber Company, Inc. and
          Wickes Mortgage Lending, Inc. dated as of June 30, 1996 (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 29, 1996).

11.1**    Statement regarding Computation of Per Share Earnings.

21.1**    List of Subsidiaries of the Registrant.

23.1**    Consent of Coopers & Lybrand L.L.P.

27.1**    Financial data schedule (SEC use only).

*  Incorporated by reference.

** Filed herewith.

There have been omitted certain instruments with respect to long-term debt not in excess of 10% of the consolidated total assets of the Company. The Company agrees to furnish copies of any such instruments to the Commission upon request.