Form 10-Q
period 1997-03-29
WICKES LUMBER CO /DE/
filed 1997-05-09
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                                                   Commission File
For the Quarterly Period Ended March 29, 1997      Number  0-22468


                        WICKES LUMBER COMPANY
        (Exact name of registrant as specified in its charter)


            Delaware                                36-3554758
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois          60061
(Address of principal executive offices)               (Zip Code)



                               847-367-3400
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X        No

As of May 1, 1997, the Registrant had 7,667,234 shares of Common Stock, par value $.01 per share, and 499,768 shares of Class B Non-Voting Common Stock, par value $.01 per share, outstanding.

<PAGE 2>

               WICKES LUMBER COMPANY AND SUBSIDIARIES

                               INDEX


                                                                  Page
                                                                 Number
                                                                 ------

PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets
                 March 29, 1997 (Unaudited) and
                December 28, 1996                                  3

               Condensed Consolidated Statements of Operations
                For the three months ended March 29, 1997 and
                March 30, 1996 (Unaudited)                         4

               Condensed Consolidated Statements of Cash Flows
                For the three months ended March 29, 1997 and
                March 30, 1996 (Unaudited)                         5

               Notes to Condensed Consolidated
                Financial Statements (Unaudited)                   6

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                9


PART II.       OTHER INFORMATION

     Item 2.        Changes in Securities                         15

     Item 5.        Other Information                             15

     Item 6.        Exhibits and Reports on Form 8-K              15

<PAGE 3>
                WICKES LUMBER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                   (in thousands except share data)

                                                                               March 29,        December 28,
                                ASSETS                                           1997               1996
                                                                                 ----               ----

Current assets:
    Cash                                                                 $           76       $      1,933
    Accounts receivable, less allowance for doubtful
      accounts of $4,613 in 1997 and $4,289 in 1996                              67,450             71,210
    Inventory                                                                   109,506            100,672
    Deferred tax asset                                                           13,431             10,331
    Prepaid expenses                                                              1,494                915
                                                                                -------            -------
        Total current assets                                                    191,957            185,061
                                                                                -------            -------
Property, plant and equipment, net                                               49,483             50,171
Trademark (net of accumulated amortization of
    $10,107 in 1997 and $10,052 in 1996)                                          6,893              6,948
Deferred tax asset                                                               15,525             15,525
Other assets (net of accumulated amortization of
    $6,989 in 1997 and $6,487 in 1996)                                           13,920             15,137
                                                                                -------            -------
                                                                                277,778            272,842
                                                                                =======            =======

                  LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                 $          107       $       133
    Accounts payable                                                             42,104            41,039
    Accrued liabilities                                                          26,081            27,118
                                                                                -------           -------
      Total current liabilities                                                  68,292            68,290
                                                                                -------           -------

Long-term debt, less current maturities                                         186,424           176,376
Other long-term liabilities                                                       2,737             2,677
Commitments and contingencies (Note 4)

Common stockholders' equity:
       Common stock (8,163,289 shares issued and outstanding in 1997
       and 8,159,498 shares issued and outstanding in 1996)                          82                82
    Additional paid-in capital                                                   86,629            86,613
    Accumulated deficit                                                         (66,386)          (61,196)
                                                                                -------           -------
     Total common stockholders' equity                                           20,325            25,499
                                                                                -------           -------
                                                                                277,778           272,842
                                                                                =======           =======

     The accompanying notes are an integral part of the condensed consolidated financial statements.

<PAGE 4>
                          WICKES LUMBER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands except share and per share data)

                                                                        Three Months Ended
                                                                    ---------------------------
                                                                     March 29,      December 30,
                                                                       1997             1996
                                                                    ---------        ----------

Net sales                                                        $    159,319    $     152,508
Cost of sales                                                         122,372          117,578
                                                                    ---------        ---------
    Gross profit                                                       36,947           34,930
                                                                    ---------        ---------

Selling, general and administrative expenses                           37,782           35,684
Depreciation, goodwill and trademark amortization                       1,188            1,432
Provision for doubtful accounts                                         1,046            1,365
Other operating income                                                   (844)            (888)
                                                                     ---------        ---------
                                                                       39,172           37,593
                                                                     ---------        ---------
    Loss from operations                                               (2,225)          (2,663)

Interest expense                                                        5,152            5,706
Equity in loss of affiliated company                                      553            1,058
                                                                    ---------        ---------
    Loss before income taxes                                           (7,930)          (9,427)

Provision  for income taxes                                            (2,740)          (3,253)
                                                                    ---------        ---------
    Net loss                                                     $     (5,190)   $      (6,174)                         $
                                                                    =========        =========

Loss per common share                                            $      (0.63)   $       (1.00)
                                                                     =========       =========
Weighted average common and common
  equivalent shares outstanding                                      8,173,582       6,159,261
                                                                     =========       =========

   The accompanying notes are an integral part of the the condensed consolidated financial statements.

<PAGE 5>
              WICKES LUMBER COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                          (in thousands)

                                                                         Three Months Ended
                                                                       ----------------------
                                                                       March 29,     March 30,
                                                                         1997          1996
                                                                       --------     ---------
Cash flows from operating activities:
  Net loss                                                          $   (5,190)  $    (6,174)
  Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
    Equity in loss of affiliated company                                   553         1,058
    Depreciation expense                                                 1,072         1,402
    Amortization of trademark                                               55            55
    Amortization of goodwill                                                61            57
    Amortization of deferred financing costs                               441           509
    Provision for doubtful accounts                                      1,046         1,365
    Gain on sale of assets                                                 (25)         (185)
    Deferred tax benefit                                                (3,100)       (3,629)
    Changes in assets and liabilities:
       Decrease in accounts receivable                                   2,714        19,569
       (Increase) decrease in inventory                                 (8,834)        7,610
       Increase (decrease) in accounts payable and accrued liabilities      88        (8,335)
       Increase in other assets                                           (417)         (635)
                                                                       -------       -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                    (11,536)       12,667
                                                                       -------       -------
 Cash flows from investing activities:
  Purchases of property, plant and equipment                              (502)         (139)
  Proceeds from sales of property, plant and equipment                     143         1,671
                                                                       -------       -------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (359)        1,532
                                                                       -------       -------

Cash flows from financing activities:
    Net borrowing (repayment) under revolving line of credit            10,063       (11,809)
    Reductions of notes payable                                            (41)         (170)
    Net proceeds from issuance of common stock                              16            14
                                                                        -------      -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     10,038       (11,965)
                                                                        -------      -------
NET (DECREASE) INCREASE IN CASH                                         (1,857)        2,234
Cash at beginning of period                                              1,933            87
                                                                        -------      -------
CASH AT END OF PERIOD                                               $       76   $     2,321
                                                                        =======      =======
Supplemental schedule of cash flow information:
     Interest paid                                                  $    1,854   $     2,564
     Income taxes paid                                                     322           122


     The accompanying notes are an integral part of the condensed consolidated financial statements.

<PAGE 6>

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    Basis of Financial Statement Presentation
    -----------------------------------------

      The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Lumber Company (the "Company").

      The condensed consolidated balance sheet as of March 29, 1997, the condensed consolidated statements of operations for the three-month periods ended March 29, 1997 and March 30, 1996, and the condensed consolidated statements of cash flows for the three-month periods ended March 29, 1997 and March 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 29, 1997 and for all periods presented have been made. The results for the three-month period ended March 29, 1997 is not necessarily indicative of the results to be expected for the full year or for any interim period.

      The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required
by  generally  accepted  accounting principles.   Certain  information  and
footnote disclosures normally included in financial statements prepared  in
accordance  with  generally  accepted  accounting  principles   have   been
condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996, filed with the Securities and Exchange Commission.

   Share Data
   ----------

     The Company issued 3,791 shares of Common Stock to members of its board of directors as compensation during the three-months ended March 29, 1997.


2.  LONG-TERM DEBT
    --------------

     Long-term debt is comprised of the following at March 29, 1997 (in thousands):

         Revolving line of credit               $  86,376
         Senior subordinated notes                100,000
         Other                                        155
         Less current maturities                     (107)
                                                 --------
         Total long-term debt                  $  186,424
                                                 --------
                                     6
<PAGE 7>

     A  second  amendment and restatement of the Company's revolving  credit
agreement  was  completed  on April 11, 1997.   Among  other  things,  this
amendment and restatement (i) extended the life of the facility to March 2001, (ii) reduced the interest rate premiums over LIBOR and over prime by 75 basis points, (iii) included provisions for further interest rate premium reductions if certain performance levels are achieved, (iv) modified certain covenants, and (v) provided for increases in the amount of capital expenditures allowed by the agreement equal to the proceeds received from the sale of certain excess real estate.

    Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing at March 29, 1997 was $28.9 million.


3.    INCOME TAXES
      ------------

    The provision for income taxes for the three-month period ended March 29, 1997 was a $2.7 million benefit, compared to a benefit of $3.3 million for the three-month period ended March 30, 1996. An effective federal income tax rate of 39.1% was used to calculate federal income taxes for the three months of 1997, compared with an effective rate of 38.5% for the first three months of 1996. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported.


4.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

    At March 29, 1997, the Company had accrued approximately $1.1 million (included in accrued liabilities at March 29, 1997) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

    Many of the building center facilities presently and formerly operated by the Company contained underground petroleum storage tanks. Other than tanks at one acquired facility, recently installed and in compliance with modern standards, all such tanks known to the Company located on facilities owned or operated by the Company have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $2.0 million of net costs, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.

                                   7
<PAGE 8>

   The Company is one of many defendants in approximately 120 actions, each of which seeks unspecified damages, brought since 1993, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

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

   The Company's assessment of the matters described in this note and other forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Information") and are inherently subject to uncertainty. The outcome of the matters described in this note may differ from the Company's assessment of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company's experience, the Company's ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom the Company may be entitled to indemnity, and the unpredictability of matters in litigation.


5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     -----------------------------------------

    Statement of Financial Accounting Standards No. 128, "Earnings Per Share," revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement will require the Company to present both basic and diluted EPS for net income on the face of the income statement and is effective for the Company's fiscal year ending December 27, 1997. The impact of adopting the pronouncement has not been determined, however the Company believes it will not have a material impact on its financial statements.

                                   8
<PAGE 9>

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  ---------------------------------------------------------------

                       RESULTS OF OPERATIONS
                       ---------------------


    The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

                           RESULTS OF OPERATIONS
                           ---------------------

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all building centers and component manufacturing facilities operated by the Company, including those subsequently closed or sold.

                                               Three Months Ended
                                             ----------------------
                                             March 29,     March 30,
                                               1997          1996
                                             ---------     --------

            Net sales                         100.0%       100.0%
            Gross profit                       23.2%        22.9%
            Selling, general and
              administrative expense           23.7%        23.4%
            Depreciation, goodwill and
            trademark amortization              0.7%         0.9%
            Provision for doubtful accounts     0.7%         0.9%
            Other operating income            (0.5)%       (0.6)%
            Loss from operations              (1.4)%       (1.7)%



Net Earnings
------------

    The Company's first quarter has historically been adversely affected by seasonal decreases in building construction activity in the Northeast and Midwest resulting from winter weather conditions. In the first quarter of 1996, the Northeast experienced record snowfalls which slowed construction in this area of the country. Weather conditions during the first quarter of 1997 were closer to historical seasonal averages.

    Net loss for the three months ended March 29, 1997 was $5,190,000 compared with $6,174,000 for the three months ended March 30, 1996. The decrease in loss for the three-month period primarily results from increased sales and gross profit margins, decreased depreciation expense, provision for doubtful accounts, interest expense, equity in loss of affiliated company, partially offset by an increase in selling, general and administrative expenses ("SG&A") and a reduced income tax benefit.

                                     9
<PAGE 10>

                Three Months Ended March 29, 1997 Compared
                ------------------------------------------
                with the Three Months Ended March 30, 1996
                ------------------------------------------

Net Sales
---------

   Net sales for the first quarter of 1997 increased 4.5% to $159.3 million from $152.5 million for the first quarter of 1996. Same store sales increased 3.5% compared with the same period last year. Same store sales to the Company's primary customers, residential and commercial builders, increased 5.5% when compared with the first quarter of 1996. As of May 1, 1997 the Company operated 112 building centers, two more than it operated during the first quarter of 1996. The Company estimates that inflation in lumber prices accounted for approximately $5.3 million of the sales increase for the quarter, compared with the 1996 comparable period. Also, weather conditions in the Northeast during the first quarter of 1997 were more favorable compared with the record snowfalls recorded in the first quarter of 1996.


Gross Profit
------------

    1997 first quarter gross profit increased to $36.9 million from $34.9 million for the first quarter of 1996, a 5.8% increase. Gross profit as a percent of sales increased to 23.2% for the first quarter of 1997 from 22.9% in 1996. The increase in gross profit as a percent of sales is primarily attributable to improved product costs and increased lumber prices. Sales to the professional builder, as a percent of total sales, increased to 89.7% for the first quarter of 1997 from 87.1% for the same period in 1996. Lumber and building materials accounted for 87.3% of the materials sold in the first quarter of 1997, compared with 85.3% of the materials sold in the first quarter of 1996.


Selling, General and Administrative Expense
-------------------------------------------

    SG&A expense increased to 23.7% of net sales in the first quarter of 1997 compared with 23.4% of net sales in the first quarter of 1996. Much of the increase is attributable to increased training, market expansion programs, and the Company's decision to invest in facilities and programs to support sales improvement. The Company expects to continue investing in these sales growth programs through the second quarter.

   Increases, as a percent of sales, in travel, professional fees, training costs, and marketing were partially offset by reductions in utilities, phone and salaries, wages, and employee benefits. Total salaries, wages and employee benefits decreased, as a percent of sales, by 0.1%. As of March 29, 1997, the Company had 3,546 full time and part time employees, up 1.0% from March 30, 1996.
                                     10
<PAGE 11>

Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

    Depreciation, goodwill and trademark amortization decreased to $1.2 million for the first quarter of 1997 compared with $1.4 million for the same period in 1996. This decrease is primarily due to the sale or disposal of excess facilities and equipment since June of 1995.


Provision for Doubtful Accounts
-------------------------------

    Provision for doubtful accounts decreased to $1.0 million or 0.7 % of sales for the first quarter of 1997 compared with $1.4 million or 0.9% of sales for the same period in 1996. This decrease is the result of a more selective customer base and improved credit policies at centers acquired since 1994, and increased efforts in collecting previously reserved accounts receivable.


Other Operating Income
----------------------

    Other operating income for the first quarter 1997 was $.8 million, or 0.5% of sales compared with $.9 million, or 0.6% of sales for the same period last year.


Interest Expense
----------------

    In the first quarter of 1997 interest expense decreased 9.7% to $5.2 million from $5.7 million in the first quarter of 1996. This reduction reflects a $20.9 million decrease in average borrowings on the Company's revolving credit facility resulting primarily from the closing of building centers since December 1995 and $9.8 million in net proceeds from the Company's issuance of 2 million shares of its common stock in June 1996. The effective borrowing rate on total long term debt for the first quarter increased 15 basis points from the first quarter of 1996. Approximately 89% of the Company's first quarter average borrowings on its revolving credit facility were LIBOR-based.


Equity in Loss of Affiliated Company
------------------------------------

    In the first quarter of 1997, the Company recorded a loss of $0.6 million, under the equity method, with respect to its investment in its affiliate engaged in operations in Russia. In the first quarter of 1996 the Company recorded a loss of $1.1 million.

                                    11
<PAGE 12>

Provision for Income Taxes
--------------------------

   The Company recorded an income tax benefit of $2.7 million for the first quarter of 1997 compared with a benefit of $3.3 million in the first quarter of 1996. An effective federal income tax rate of 39.1% was used to calculate federal income taxes for the first quarter of 1997, compared with an effective rate of 38.5% for the first quarter of 1996. In addition to the effective federal tax rate used, state income and franchise taxes were calculated separately and are included in the benefit reported for both years.

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

                                  12
<PAGE 13>

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------

    The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

    The first three months of the year historically have generated negative cash flows from operating activities, with first quarter 1996 being an exception. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its inventory levels during the first quarter to meet the anticipated increase in sales. In the first three months of 1997 net cash used in operating activities amounted to $11.5 million.

    The Company's accounts receivable balance at the end of the first quarter of 1997 increased $6.6 million when compared to the first quarter of 1996, an increase of 10.8%. Approximately $5.2 million of this increase is attributable to increased credit sales during March.

    Inventory at the end of the first quarter of 1997 was $6.5 million, or 6.3%, higher than at the end of the first quarter of 1996. This increase is largely attributable to inflation in lumber prices, special buys on commodity building materials in preparation for the spring selling season, and the start-up of four new building centers. Most of the special buys on commodity building materials included extended accounts payable terms resulting in the 8.6% increase in accounts payable.

   The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling of building centers and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems. In the first three months of 1997 the Company spent $.5 million on capital expenditures. The Company expects to spend approximately $6.0 million for all of 1997. Under the Company's bank revolving credit agreement, as amended, capital expenditures during 1997 are limited to $6.0 million plus the proceeds from the sale of certain excess real estate plus the portion of 1996's capital expenditures that were not spent. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

    In  January,  the  Company began distribution  operations  in  start-up building center facilities in Aurora, Illinois and Colorado Springs, Colorado. In April, the Company also began building center operations in Denton, North Carolina and a second facility in Pensacola, Florida. The Pensacola facility is owned by the Company and the remaining three
facilities are  leased.   The following  table  reconciles the number of
building centers and component manufacturing facilities operated by the Company:

                                  13
<PAGE 14>

                                                Component
                                   Building   Manufacturing
                                   Centers      Facilities
                                  -------------------------
As of December 28, 1996              108            12
   Expansion                           2             -
                                  --------       ---------
As of March 29, 1997                 110            12
   Expansion                           2             -
   Consolidation                       -            (1)
                                  --------       ---------
As of May 1, 1997                    112            11

    For a description of the April 11, 1997 amendment to the Company's revolving line of credit agreement, that, among other things, reduces the Company's effective interest rate, provides for additional reductions should certain goals be achieved, extends the length of the agreement, and modifies or eliminates certain covenants, see "Note 2. Long-Term Debt" of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

    The Company maintained excess availability under its revolving line of credit throughout the first three months of 1997. At the end of the first quarter of 1997 total borrowings under the revolving line of credit were $6.8 million lower than at the end of the first quarter of 1996. Net cash provided by operating activities during the first nine months of 1995 amounted to $12.1 million Under the current terms of the Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At May 3, 1997, $97.2 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $32.8 million. The Company's assessment of its future funds availability constitutes Forward-Looking Information and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Taxes".

                                   14

<PAGE 15>

                              PART II
                              -------
                         OTHER INFORMATION
                         -----------------

Item 2.   Changes in Securities
-------------------------------

      For a description of the amendment to the Company's revolving line of credit agreement that, among other things, reduces the Company's effective interest rate, provides for additional reductions should certain goals be achieved, extends the length of the agreement, and modifies or eliminates certain covenants, see "Note 2. Long-Term Debt" of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

Item 5.   Other Information
---------------------------

      On April 9, 1997, the Board of Directors of the Company approved a proposal to amend the Company's Second Amended and Restated Certificate of Incorporation to change the Company's name to "Wickes Inc." This proposal will be submitted for approval of the Company's shareholders at the Annual Meeting scheduled for May 20, 1997. If the proposal is approved by the shareholders, the name change will be effective upon filing of a certificate of amendment with the Secretary of State of the State of Delaware. Until such certificate of amendment is filed, the name change may be abandoned by the Board of Directors in its sole discretion.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     (a)  Exhibits

          4.1  Second Amended and Restated Credit Agreement dated
               April 11 1997, among the Registrant, as Borrower, each of the financial institutions signatory thereto, BT Commercial Corporation, as Agent, Nations Bank of Georgia N.A. as Syndication Agent, and Bankers Trust Company, as Issuing Bank.

          11.1 Statement regarding computation of earnings per share.

          27.1 Financial data schedule (SEC use only).

     (b)  Reports on Form 8-K

               None

                                    15
<PAGE 16>


                           SIGNATURES
                           ----------

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WICKES LUMBER COMPANY




                         By:  /s/ J. Steven Wilson
                              -------------------------
                              J. Steven Wilson
                              Chairman and Chief Executive
                              Officer



                         By:  /s/ George A. Bajalia
                              -------------------------
                              George A. Bajalia
                              Senior Vice President and Chief
                              Financial Officer


Date:  May 9, 1997
                                   16