Form 10-Q/A
period 1997-03-29
WICKES LUMBER CO /DE/
filed 1997-06-10
CIK 910620

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

                                                                Three Months Ended
                                                                ------------------
                                                              March 29,     March 30,
                                                                1997          1996
                                                              ---------     ---------

Net sales                                                 $     159,319  $    152,508
Cost of sales                                                   122,372       117,578
                                                              ---------     ---------
    Gross profit                                                 36,947        34,930
                                                              ---------     ---------

Selling, general and administrative expenses                     37,782        35,684
Depreciation, goodwill and trademark amortization                 1,188         1,432
Provision for doubtful accounts                                   1,046         1,365
Other operating income                                            (844)         (888)
                                                              ---------     ---------
                                                                 39,172        37,593
                                                              ---------     ---------
    Loss from operations                                        (2,225)       (2,663)

Interest expense                                                  5,152         5,706
Equity in loss of affiliated company                                553         1,058
                                                              ---------     ---------
    Loss before income taxes                                    (7,930)       (9,427)

Provision for income taxes                                      (2,740)       (3,253)
                                                              ---------     ---------
    Net loss                                              $     (5,190)  $    (6,174)
                                                              =========     =========

Loss per common share                                     $      (0.63)  $     (1.00)
                                                              =========     =========

Weighted average common and common
  equivalent shares outstanding                               8,173,582     6,159,261
                                                              =========     =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             EXPLANATORY NOTE

    This Amendment No. 1 is being filed for the purpose of correcting the prior year period heading reported in the Company's Condensed Consolidated Statements of Operations.

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


Date:  June 10, 1997