Form 10-Q
period 1997-06-28
WICKES INC
filed 1997-08-08
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                                                  Commission File
For the Quarterly Period Ended June 28, 1997      Number  0-22468
                               -------------              -------


                         WICKES INC.
                         -----------
     (Exact name of registrant as specified in its charter)


               Delaware                           36-3554758
               --------                           ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois         60061
------------------------------------------------         -----
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

                                   Yes   X        No
                                       -----          -----
As of August 1, 1997, the Registrant had 7,670,078 shares of Common Stock, par value $.01 per share, and 499,768 shares of Class B Non-Voting Common Stock, par value $.01 per share, outstanding.



<Page 2>
                       WICKES INC. AND SUBSIDIARIES


                                   INDEX
                                   -----


                                                                 Page
                                                                Number
                                                                ------

PART  I.    FINANCIAL INFORMATION

   Item 1.    Financial Statements

      Condensed Consolidated Balance Sheets
       June 28, 1997 (Unaudited) and
       December 28, 1996                                           3

      Condensed Consolidated Statements of Operations
       For the three months and six months ended
       June 28, 1997 and June 29, 1996 (Unaudited)                 4

      Condensed Consolidated Statements of Cash Flows
       For the six months ended June 28, 1997 and
       June 29, 1996 (Unaudited)                                   5

      Notes to Condensed Consolidated
       Financial Statements (Unaudited)                            6

   Item  2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 11


PART II.    OTHER INFORMATION

   Item  5.   Other Information                                   20

   Item  6.   Exhibits and Reports on Form 8-K                    20




<PAGE 3>
                                  WICKES INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                               (in thousands except share data)

                                                                 June 28,       December 28,
                    ASSETS                                         1997            1996
                                                                -----------     -------------
Current assets:
    Cash                                                       $        78       $     1,933
     Accounts receivable, less allowance for doubtful
      accounts of $3,360 in 1997 and $4,289 in 1996                 95,654            71,210
    Inventory                                                      129,571           100,672
    Deferred tax asset                                              12,338            10,331
    Prepaid expenses                                                 1,875               915
                                                                 ----------       -----------
        Total current assets                                       239,516           185,061
                                                                 ----------       -----------
Property, plant and equipment, net                                  45,375            50,171
Trademark (net of accumulated amortization of
    $10,163 in 1997 and $10,052 in 1996)                             6,837             6,948
Deferred tax asset                                                  15,525            15,525
Other assets (net of accumulated amortization of
    $7,339 in 1997 and $6,487 in 1996)                              14,100            15,137
                                                                 ----------       -----------
                                                               $   321,353       $   272,842
                                                                 ==========       ===========

      LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                       $        80       $       133
    Accounts payable                                                67,713            41,039
    Accrued liabilities                                             25,057            27,118
                                                                -----------       -----------
      Total current liabilities                                     92,850            68,290
                                                                -----------       -----------

Long-term debt, less current maturities                            204,024           176,376
Other long-term liabilities                                          2,797             2,677
Commitments and contingencies (Note 4)

Common stockholders' equity:
    Common stock (8,167,002 shares issued and outstanding in 1997
     and 8,159,498 shares issued and outstanding in 1996)               82                82
    Additional paid-in capital                                      86,644            86,613
    Accumulated deficit                                            (65,044)          (61,196)
                                                                -----------       -----------
     Total common stockholders' equity                              21,682            25,499
                                                                -----------       -----------
                                                                   321,353           272,842
                                                                ===========       ===========

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.




<PAGE 4>
                                       WICKES INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                              (in thousands except share and per share data)


                                                     Three Months Ended                Six Months Ended
                                                     ------------------              --------------------
                                                   June 28,       June 29,          June 28,       June 29,
                                                     1997           1996              1997           1996
                                                  ----------     ----------        ----------     ----------
Net sales                                        $  237,335     $  228,773        $  396,654     $  381,281
Cost of sales                                       183,028        177,564           305,400        295,142
                                                  ----------     ----------        ----------     ----------
    Gross profit                                     54,307         51,209            91,254         86,139
                                                  ----------     ----------        ----------     ----------

Selling, general and administrative expenses         46,907         41,986            84,689         77,670
Depreciation, goodwill and trademark amortization     1,229          1,338             2,417          2,770
Provision for doubtful accounts                        (463)          (474)              583            891
Other operating income                               (1,634)        (1,647)           (2,478)        (2,535)
                                                  ----------     ----------        ----------     ----------
                                                     46,039         41,203            85,211         78,796
                                                  ----------     ----------        ----------     ----------
  Income from operations                              8,268         10,006             6,043          7,343

Interest expense                                      5,259          5,466            10,411         11,172
Equity in loss of affiliated company                    213            872               766          1,930
                                                  ----------     ----------        ----------     ----------
  Income/(Loss) before income taxes                   2,796          3,668            (5,134)        (5,759)

Provision for income taxes                            1,454          1,787            (1,286)        (1,466)
                                                  ----------     ----------        ----------     ----------
                                                       -
   Net income/(loss)                             $    1,342     $    1,881        $   (3,848)    $   (4,293)
                                                  ==========     ==========        ==========     ==========

Income/(Loss) per common share                   $     0.16     $     0.29        $    (0.47)    $    (0.68)
                                                  ==========     ==========        ==========     ==========

Weighted average common and common
  equivalent shares outstanding                   8,176,694      6,383,352         8,175,138      6,271,307
                                                  ==========     ==========        ==========     ==========

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.


<PAGE 5>
                         WICKES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                               (in thousands)

                                                                     Six Months Ended
                                                                     ----------------
                                                               June 28,            June 29,
                                                                 1997                1996
                                                             ------------        ------------
Cash flows from operating activities:
  Net loss                                                  $     (3,848)       $     (4,294)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
    Equity in loss of affiliated company                             766               1,930
    Depreciation expense                                           2,183               2,622
    Amortization of trademark                                        111                 111
    Amortization of goodwill                                         123                 119
    Amortization of deferred financing costs                         729                 899
    Provision for doubtful accounts                                  583                 891
    Gain on sale of assets                                          (569)               (235)
    Deferred tax benefit                                          (2,007)             (2,217)
    Changes in assets and liabilities:
     Increase in accounts receivable                             (25,027)             (6,666)
     Increase in inventory                                       (28,899)                (33)
     Increase in accounts payable and accrued liabilities         24,155               7,504
     Increase in other assets                                     (1,541)             (3,059)
                                                             ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES                            (33,241)             (2,428)
                                                             ------------        ------------
 Cash flows from investing activities:
  Purchases of property, plant and equipment                      (2,679)             (1,997)
  Proceeds from sales of property, plant and equipment             6,439               3,190
                                                             ------------        ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                          3,760               1,193
                                                             ------------        ------------

Cash flows from financing activities:
    Net borrowing (repayment) under revolving line of credit      27,668              (5,780)
    Reductions of notes payable                                      (73)               (324)
    Net proceeds from issuance of common stock                        31               9,834
                                                             ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         27,626               3,730
                                                             ------------        ------------
NET (DECREASE) INCREASE IN CASH                                   (1,855)              2,495
Cash at beginning of period                                        1,933                  87
                                                             ------------        ------------
CASH AT END OF PERIOD                                       $         78        $      2,582
                                                             ============        ============
Supplemental schedule of cash flow information:
     Interest paid                                          $      9,869        $     10,345
     Income taxes paid                                               832                 498


The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.


<PAGE 6>
                      WICKES INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    Basis of Financial Statement Presentation
    -----------------------------------------

    The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Inc. and its consolidated subsidiaries (the "Company").

    The condensed consolidated balance sheet as of June 28, 1997, the condensed consolidated statements of operations for the three-month and six-month periods ended June 28, 1997 and June 29, 1996, and the condensed consolidated statements of cash flows for the six-month periods ended June 28, 1997 and June 29, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 28, 1997 and for all periods presented have been made. The results for the six-month period ended June 28, 1997 is not necessarily indicative of the results to be expected for the full year or for any interim period.

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

    Share Data
    ----------

    The Company issued 6,737 shares of Common Stock to members of its board of directors as compensation, and employee warrants for 767 shares of Common Stock were also exercised, during the six-months ended June 28, 1997.



<PAGE 7>


2.  LONG-TERM DEBT
    --------------

    Long-term debt is comprised of the following at June 28, 1997 (in thousands):

         Revolving line of credit...............$ 103,981
         Senior subordinated notes..............  100,000
         Other..................................      123
         Less current maturities................      (80)
                                                 ---------
         Total long-term debt...................$ 204,024
                                                 =========

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

    Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing at June 28, 1997 was $25.7 million.

    On June 16, 1997 the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 8.11% (subject to reduction in certain circumstances), for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. This interest rate swap is operative while the LIBOR borrowing rate remains below 6.7%.


3.  INCOME TAXES
    ------------

    The provision for income taxes for the six-month period ended June 28, 1997 was a $1.3 million benefit, compared to a benefit of $1.5 million for the six-month period ended June 29, 1996. An effective federal income tax rate of 39.1% was used to calculate federal income taxes for the first six months of 1997, compared with an effective rate of 38.5% for the first six months of 1996. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported.

<PAGE 8>

4.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

    On June 30, 1997 the Company completed the sale leaseback of its 72,000 square foot corporate headquarters in Vernon Hills, Illinois. The sale price was approximately $7.3 million (which was utilized to reduce debt), and a gain of approximately $600,000 will be amortized over the life of the lease. The Company will be master leasing the entire building, for a 15 year term (with options to extend), at market rates and has subleased over 20,000 square feet. Based on the Company's current borrowing rate, this transaction is expected to have a favorable impact on the Company's future net earnings with the increase in rent expense (selling, general and administrative expenses) more than offset by reduced interest expense.

    At June 28, 1997, the Company had accrued approximately $1.0 million (included in accrued liabilities at June 28, 1997) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

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

   The Company is one of many defendants in approximately 110 actions, each of which seeks unspecified damages, brought since 1993, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

<PAGE 9>


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


5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    -----------------------------------------

    Statement of Financial Accounting Standards No. 128, "Earnings Per Share," revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement will require the Company to present both basic and diluted EPS for net income on the face of the income statement and is effective for the Company's fiscal year ending December 27, 1997. The Company has reviewed the calculation and determined the disclosure to be immaterial for the three and six month periods ending June 28, 1997 and June 29, 1996.

    Statement of Financial Accounting Standards No. 129, "Disclosures of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure. The new accounting principle is effective for the Company's fiscal year ending December 27, 1997. The Company believes that adoption will not have a material impact on its financial statements.

<PAGE 10>


    In June of 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under the new reporting and disclosure requirements promulgated in these statements, the Company is required to, and will adopt the provisions beginning in fiscal 1998.

<PAGE 11>

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


                                  Three Months Ended         Six Months Ended
                                  ------------------         ----------------
                                 June 28,    June 29,      June 28,    June 29,
                                   1997        1996          1997        1996
                                 --------    --------     --------    --------

Net sales                         100.0%      100.0%       100.0%      100.0%
Gross profit                       22.9%       22.4%        23.0%       22.6%
Selling, general and
 administrative expense            19.8%       18.3%        21.4%       20.4%
Depreciation, goodwill and
 trademark amortization             0.5%        0.6%         0.6%        0.7%
Provision for doubtful accounts    (0.2)%      (0.2)%        0.1%        0.2%
Other operating income             (0.7)%      (0.7)%       (0.6)%      (0.6)%
Income from operations              3.5%        4.4%         1.5%        1.9%



Net Earnings
------------

    Net income for the three months ended June 28, 1997 was $1,342,000 compared with $1,881,000 for the three months ended June 29, 1996. The net loss for the six months ended June 28, 1997 was $3,848,000 compared with a loss of $4,293,000 for the six months ended June 29, 1996. The decrease in net income for the three-month period primarily results from by an increase in selling, general and administrative expenses ("SG&A") partially offset by increased sales and gross profit, decreases in interest expense, equity in loss of affiliated company and provision for income taxes. The decrease in net income for the six-month period primarily results from by an increase in selling, general and administrative expenses ("SG&A") and reduced income tax benefit partially offset by increased sales and gross profit, and decreases in interest expense, equity in loss of affiliated company and depreciation, goodwill and trademark amortization.


<PAGE 12>

                 Three Months Ended June 28, 1997 Compared with the Three Months Ended June 29, 1996


Net Sales
---------

    Net sales for the second quarter of 1997 increased 3.7% to $237.3 million from $228.8 million for the second quarter of 1996. Same store sales increased 3.3% compared with the same period last year. Same store sales to the Company's primary customers, residential and commercial builders, increased 4.4% when compared with the second quarter of 1996. Consumer same store sales were down 4.8% for the quarter. As of June 28, 1997 the Company operated 112 building centers, two more than it operated at the end of the second quarter of 1996. The Company estimates that inflation in lumber prices accounted for approximately $5.1 million of the sales increase for the quarter, compared with the 1996 comparable period. The Company believes that showroom remerchandising, sales training, and big builder initiatives also contributed to the overall and same store sales increases.


Gross Profit
------------

    1997 second quarter gross profit increased to $54.3 million from $51.2 million for the second quarter of 1996, a 6.0% increase. Gross profit as a percent of sales increased to 22.9% for the second quarter of 1997 from 22.4% in 1996. The increase in gross profit as a percent of sales is primarily attributable to improved product costs and increased lumber prices. Sales to the professional builder, as a percent of total sales, increased to 85.5% for the second quarter of 1997 from 84.1% for the same period in 1996. Lumber and building materials accounted for 89.4% of the materials sold in the second quarter of 1997, compared with 88.4% of the materials sold in the second quarter of 1996.


Selling, General and Administrative Expense
-------------------------------------------

    SG&A expense increased to 19.8% of net sales in the second quarter of 1997 compared with 18.3% of net sales in the second quarter of 1996. Much of the increase is attributable to increased training, market expansion programs, and the Company's decision to remerchandise facilities and invest in programs to support sales improvement. The Company expects to continue investing in these long-term sales growth initiatives through the end of 1997.

<PAGE 13>


    Increases, as a percent of sales, in salaries and wages, travel, professional fees, training costs, and marketing were partially offset by reductions in health and casualty insurance costs and delivery expense. Salaries, wages and employee benefits increased, as a percent of sales, by 0.9%. As of June 28, 1997, the Company had 4,083 full time and part time employees, up 229 from June 29, 1996.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

    Depreciation, goodwill and trademark amortization decreased to $1.2 million for the second quarter of 1997 compared with $1.3 million for the same period in 1996. This decrease is primarily due to the sale or disposal of excess facilities, vehicles and equipment during 1996 and the first half of 1997, and the replacement of owned delivery vehicles with new, leased equipment.


Provision for Doubtful Accounts
-------------------------------

    Provision for doubtful accounts remained relatively the same for the second quarters of 1997 and 1996, income of $0.5 million. Increased construction activity in the Northeast and Midwest, during the second quarter, results in improved collections on previously reserved accounts and lower delinquency levels.


Other Operating Income
----------------------

    Other operating income for the second quarter of 1997 was $1.6 million, or 0.7% of sales. This was approximately the same as the second quarter of 1996. During the second quarter of 1997 the Company recorded a gain of approximately $500,000 on the sale of a previously closed building center. In the second quarter of 1996 the Company recorded a gain of approximately $500,000 on the difference between insured replacement cost and book value, as a result of a fire at one of its building centers.


Interest Expense
----------------

    In the second quarter of 1997 interest expense decreased 3.8% to $5.3 million compared with $5.5 million in the second quarter of 1996. This reduction reflects a decrease in the effective borrowing rate on total long term debt for the second quarter of 21 basis points from the second quarter of 1996, primarily due to a reduction in interest rate on the Company's revolving line of credit, effective April 11, 1997, see "Note 2. Long-Term Debt" of Notes to Condensed Consolidated Financial Statements included elsewhere herein. Approximately 85% of the Company's second quarter average borrowings on its revolving credit facility were LIBOR-based.

<PAGE 14>
Equity in Loss of Affiliated Company
------------------------------------

    In the second quarter of 1997, the Company recorded a loss of $0.2 million, under the equity method, with respect to its investment in its affiliate engaged in operations in Russia. In the second quarter of 1996 the Company recorded a loss of $0.9 million. In May of 1997, additional third party equity was invested and the Company's ownership decreased from 46% to 38%.


Provision for Income Taxes
--------------------------

    The Company recorded income tax expense of $1.5 million for the second quarter of 1997 compared with expense of $1.8 million in the second quarter of 1996. An effective federal income tax rate of 39.1% was used to calculate federal income taxes for the second quarter of 1997, compared with an effective rate of 38.5% for the second quarter of 1996. In addition to the effective federal tax rate used, state income and franchise taxes were calculated separately and are included in the provision reported for both years.

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






<PAGE 15>




                  Six Months Ended June 28, 1997 Compared
                  with the Six Months Ended June 29, 1996

Net Sales
---------

    Net sales for the first half of 1997 increased 4.0% to $396.7 million from $381.3 million for the first half of 1996. Same store sales increased 3.8% compared with the same period last year. Same store sales to the Company's primary customers, residential and commercial builders, increased 5.2% when compared with the first half of 1996. Consumer same store sales were down 6.8% for the first half. As of June 28, 1997 the Company operated 112 building centers, two more than it operated at the end of the first half of 1996. The Company estimates that inflation in lumber prices accounted for approximately $10.4 million of the sales increase for the first half of 1997, compared with the 1996 comparable period. The Company believes that showroom remerchandising, sales training, and big builder initiatives also contributed to the overall and same store sales increases. Also, weather conditions in the Northeast during the first quarter of 1997 were more favorable compared with the record snowfalls recorded in the first quarter of 1996.


Gross Profit
------------

    Gross profit for the first half of 1997 increased to $91.3 million from $86.1 million for the first half of 1996, a 5.9% increase. Gross profit as a percent of sales increased to 23.0% for the first half of 1997 from 22.6% in 1996. The increase in gross profit as a percent of sales is primarily attributable to improved product costs and increased lumber prices. Sales to the professional builder, as a percent of total sales, increased to 87.2% for the first half of 1997 from 85.3% for the same period in 1996. Lumber and building materials accounted for 88.6% of the materials sold in the first half of 1997, compared with 87.2% of the materials sold in the first half of 1996.


Selling, General and Administrative Expense
-------------------------------------------

    SG&A expense increased to 21.4% of net sales in the first half of 1997 compared with 20.4% of net sales in the first half of 1996. Much of the increase is attributable to increased training, market expansion programs, and the Company's decision to remerchandise facilities and invest in programs to support sales improvement. The Company expects to continue investing in these long-term sales growth initiatives through the end of 1997.

     Increases, as a percent of sales, in salaries and wages, travel, professional fees, training costs, and marketing were partially offset by reductions in health and casualty insurance costs and delivery expense. Total salaries and wages increased, as a percent of sales, by 0.7%.

<PAGE 16>

Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

    Depreciation, goodwill and trademark amortization decreased to $2.4 million for the first half of 1997 compared with $2.8 million for the same period in 1996. This decrease is primarily due to the sale or disposal of excess facilities, vehicles and equipment during 1996 and the first half of 1997, and the replacement of owned delivery vehicles with new, leased equipment.


Provision for Doubtful Accounts
-------------------------------

    Provision for doubtful accounts decreased to $0.6 million or 0.1 % of sales for the first half of 1997 compared with $0.9 million or 0.2% of sales for the same period in 1996. This decrease is the result of a more selective customer base and improved credit policies at centers acquired since 1994, and increased efforts in collecting previously reserved accounts receivable.


Other Operating Income
----------------------

    Other operating income for the first half of 1997 was $2.5 million, or 0.6% of sales. This was approximately the same as the first half of 1996. During the first half of 1997 the Company recorded a gain of approximately $500,000 on the sale of a previously closed building center. In the first half of 1996 the Company recorded a gain of approximately $500,000 on the difference between insured replacement cost and book value, as a result of a fire at one of its building centers.


Interest Expense
----------------

    In  the  first  half of 1997 interest expense decreased 6.8%  to  $10.4
million  compared  with  $11.2 million in the first  half  of  1996.   This
reduction reflects a $10.4 million decrease in average borrowings on the Company's revolving credit facility resulting primarily from the closing of building centers since December 1995 and the $9.8 million in net proceeds from the Company's issuance of 2 million shares of its common stock in June
1996.   The effective borrowing rate on total long term debt for the  first half in 1997 was relatively the same as the first half of 1996. Approximately 87% of the Company's first half average borrowings on its revolving credit facility were LIBOR-based.

<PAGE 17>

Equity in Loss of Affiliated Company
------------------------------------

    In the first half of 1997, the Company recorded a loss of $0.8 million, under the equity method, with respect to its investment in its affiliate engaged in operations in Russia. In the first half of 1996 the Company recorded a loss of $1.9 million. In May of 1997, additional third party equity was invested and the Company's ownership decreased from 46% to 38%.


Provision for Income Taxes
--------------------------

   The Company recorded an income tax benefit of $1.3 million for the first half of 1997 compared with a benefit of $1.5 million in the first half of 1996. An effective federal income tax rate of 39.1% was used to calculate federal income taxes for the first half of 1997, compared with an effective rate of 38.5% for the first half of 1996. In addition to the effective federal tax rate used, state income and franchise taxes were calculated separately and are included in the benefit reported for both years.

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

<PAGE 18>

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------


    The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

    The first half of the year historically generates negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its accounts receivable and inventory levels during the first quarter to meet the anticipated increase in sales in the second quarter as a result of increased sales activity. In the first half of 1997 net cash used in operating activities amounted to $33.2 million.

    The Company's accounts receivable balance at the end of the second quarter of 1997 increased $8.1 million when compared to the end of the second quarter of 1996, an increase of 9.2%. Approximately $7.4 million of this increase is attributable to increased credit sales during June of 1997, when compared with June of 1996.

    Inventory at the end of the first half of 1997 was $18.9 million, or 17.1%, higher than at the end of the first half of 1996. This increase is largely attributable to special buys on commodity building materials to support new programs and the start-up of five new building centers. Most of the special buys on commodity building materials included extended accounts payable terms and the Company has also negotiated extended terms on many of its regular purchases. These efforts are the primary reason for the 27.1% increase in accounts payable.

   For information concerning the sale leaseback of the Company's 72,000 square foot corporate headquarters in Vernon Hills, Illinois, completed June 30, 1997, see "Note 4. Commitments and Contingencies" of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

   The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of building centers and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems. In the first half of 1997 the Company spent $2.7 million on capital expenditures. The Company expects to spend approximately $6.0 million to $8.0 million for all of 1997. Under the Company's bank revolving credit agreement, as amended, capital expenditures during 1997 are limited to $6.0 million plus the proceeds from the sale of certain excess real estate plus the portion of 1996's capital expenditures that were not spent. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

<PAGE 19>

    In  January,  the  Company began distribution  operations  in  start-up building center facilities in Aurora, Illinois and Colorado Springs, Colorado. In April, the Company also began building center operations in Denton, North Carolina and a second facility in Pensacola, Florida. In June the Company opened a door and wall panel manufacturing facility in Denver, Colorado. A new building center will be opened in early August, also in Denver, Colorado. The Pensacola facility is located in a previously closed facility which is owned by the Company. The remaining five facilities are leased. The following table reconciles the number of building centers and component manufacturing facilities operated by the Company, through June 28, 1997:

                                                Component
                                   Building   Manufacturing
                                   Centers      Facilities
                                   --------   -------------
As of December 28, 1996              108            12
   Expansion                           4             1
   Consolidation                       -            (1)
                                     ---            ---
As of June 28, 1997                  112            12


    The Company maintained excess availability under its revolving line of credit throughout the first half of 1997. At the end of the first half of 1997 total borrowings under the revolving line of credit were $4.7 million higher than at the end of the first half of 1996. Net cash provided by operating activities during the first nine months of 1995 amounted to $12.1 million Under the current terms of the Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At June 28, 1997, $104.0 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $25.7 million. The Company's assessment of its future funds availability constitutes Forward-Looking Information and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Taxes".

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

<PAGE 20>

                            PART II
                            -------
                       OTHER INFORMATION
                       -----------------


Item 5.   Other Information

      On April 9, 1997, the Board of Directors of the Company approved a proposal to amend the Company's Second Amended and Restated Certificate of Incorporation to change the Company's name to "Wickes Inc." This proposal was submitted and approved by the Company's shareholders at the Annual Meeting held on May 20, 1997. The name change was effective on June 9, 1997 upon the filing of a certificate of amendment with the Secretary of State of the State of Delaware.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1  Second Amendment to Second Amended and  Restated
               Certificate of Incorporation of Wickes Lumber Company.

          4.1  First  Amendment to Second Amended and  Restated
               Credit Agreement dated July 14, 1997, among the Registrant, as Borrower, each of the financial institutions signatory thereto, BT Commercial Corporation, as Agent, Nations Bank of Georgia N.A. as Syndication Agent, and Bankers Trust Company, as Issuing Bank.

          11.1 Statement regarding computation of earnings per share.

          27.1 Financial data schedule (SEC use only).

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated June 19, 1997 reporting the Company's name change under Item 5. Other Events.

<PAGE 21>

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WICKES INC.




                         By:  /s/ J. Steven Wilson
                              --------------------
                              J. Steven Wilson
                              Chairman and Chief Executive
                              Officer



                         By:  /s/ George A. Bajalia
                              ---------------------
                              George A. Bajalia
                              Senior Vice President and Chief
                              Financial Officer


Date:  August 8, 1997




              SECOND AMENDMENT TO SECOND AMENDED AND RESTATED
           CERTIFICATE OF INCORPORATION OF WICKES LUMBER COMPANY


      Wickes Lumber Company, a corporation organized and existing under and by virtue of the Delaware General Corporation Law (the "Corporation"), DOES HEREBY CERTIFY:

     FIRST: That by Unanimous Written Consent of the Board of Directors of the Corporation dated and effective April 9, 1997, a resolution was duly adopted proposing amendment of the Certificate of Incorporation of the Corporation, declaring such amendment advisable and directing that such amendment be submitted for approval by the stockholders of the Corporation pursuant to Section 242 of the Delaware General Corporation Law.

     SECOND: That such amendment is set forth below:

     "ARTICLE FIRST of the Second Amended and Restated Certificate of Incorporation of the Corporation is hereby amended by striking the current ARTICLE FIRST in its entirety and by substituting in lieu of said Article the following new Article:

                                   FIRST

          The name of the Corporation is Wickes Inc."

      THIRD: That said amendment was duly adopted by the stockholders and directors of the Corporation in accordance with the provisions of Section 242 of the Delaware General Corporation Law.

      IN WITNESS WHEREOF, the Corporation has caused this certificate to be signed by Kenneth M. Kirschner, its Vice Chairman, this 9th day of June, 1997.




                              By:  /s/  Kenneth M. Kirschner
                                   -------------------------
                                   Kenneth M. Kirschner
                                   Vice Chairman







              FIRST AMENDMENT TO CREDIT AGREEMENT
              -----------------------------------

          FIRST AMENDMENT TO CREDIT AGREEMENT (this "Agreement"), dated as of July 14, 1997, among WICKES LUMBER COMPANY (the "Borrower"), the financial institutions executing this Agreement on the signature pages hereto (the "Majority Lenders") and BT COMMERCIAL CORPORATION, as agent (the "Agent") under the Credit Agreement (defined below). Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Credit Agreement.

                      W I T N E S S E T H
                      - - - - - - - - - -

          WHEREAS, the Borrower, the Majority Lenders (and any other Lenders), NATIONSBANK OF GEORGIA, N.A., as Syndication Agent, the Agent and Bankers Trust Company, as Issuing Bank, are parties to that certain Second Amended and Restated Credit Agreement dated as of April 11, 1997, as amended (the "Credit Agreement");

          WHEREAS, the Borrower desires to enter into Interest Rate Agreements with certain Lenders and/or Affiliates of certain Lenders (such Affiliates, the "IRA Lenders") in order to protect itself against fluctuations in interest rates and to secure its obligations under such Interest Rate Agreements with the Collateral (such agreements, "Secured Interest Rate Agreements"); and

          WHEREAS, the Majority Lenders and the Agent are willing to amend the Credit Agreement to allow for Secured Interest Rate Agreements, subject to the terms and conditions set forth herein.

          NOW, THEREFORE, the parties hereto do hereby agree as follows:

          1.  Amendments.  The Credit Agreement is hereby amended as
              ----------
follows:

          (a) The definition of "Obligations" in Section 1.1 of the Credit Agreement is hereby amended by adding the phrase ", any repayment obligation of the Borrower to any Lender in connection with any Secured Interest Rate Agreement (whether such obligation arises under
     Section 7.16 hereof, the agreement governing such Secured Interest Rate Agreement or otherwise)" immediately following the word "Expenses" on the twelfth line thereof.

          (b) The following definition is hereby inserted in Section 1.1 of the Credit Agreement in the appropriate alphabetical order:

               "Secured Interest Rate Agreement shall mean an Interest
                -------------------------------
          Rate Agreement (i) between the Borrower and (A) any Lender or (B) any Affiliate of a Lender; provided that, in the case of this clause (B), the applicable Lender has agreed to indemnify such Affiliate from any losses incurred due to the failure of the Borrower to pay any amounts owed to such Affiliate in connection with such Interest Rate Agreement, and (ii) that, in the Permitted Discretion of the Agent, is intended to protect the Borrower from fluctuations in interest rates and is otherwise satisfactory to the Agent. In no event shall the Borrower's aggregate potential exposure, as determined by the Agent in its sole discretion, to its counterparties under all Secured Interest Rate Agreements be greater than $5,000,000 at any time."

          (c) Section 2.1 of the Credit Agreement is hereby amended by (i) adding the phrase "(including, without limitation, with respect to Secured Interest Rate Agreements as provided in this Section 2.1)" immediately following the phrase "the aggregate amount of reserves" in paragraph (C) thereof and (ii) adding the following sentence as the last sentence thereof:

               "The Agent shall establish reserves against the Borrower's potential exposure, as determined in the Permitted Discretion of the Agent, to its counterparties under all Secured Interest Rate Agreements."

          (d) Section 2.10 of the Credit Agreement is hereby amended by adding the phrase "Secured Interest Rate Agreement or any" immediately following the phrase "Syndication Agent or the Lenders under any" on the thirteenth line thereof.

          (e) Article 7 of the Credit Agreement is hereby amended by adding the following Section 7.16:

               "7.16  Secured Interest Rate Agreements.  To the extent any
                      --------------------------------
          Lender reimburses any of its Affiliates for the failure of the Borrower to pay any amounts owed to such Affiliate in connection with any Secured Interest Rate Agreement, the Borrower shall promptly pay to such Lender such reimbursed amount and such reimbursed amount shall be an "Obligation" of the Borrower hereunder until paid in full.

          (f) Section 8.8(a) of the Credit Agreement is hereby amended by replacing the word "Lenders" with the word "Agent".

          (g) Article 10 of the Credit Agreement is hereby amended by adding the following Section 10.14:

               "10.14  No Liability for Interest Rate Agreements or Lumber
                       ---------------------------------------------------
          Hedging Agreements.  In no event shall the Agent have any
          ------------------
          liability to the Borrower or any Lender for any losses incurred under or in connection with any Interest Rate Agreement or Lumber Hedging Agreement."

          (h) Article 11 of the Credit Agreement is hereby amended by adding the following Section 11.20:

               "11.20  Secured Interest Rate Agreements.  Each Lender
                       --------------------------------
          agrees that, to the extent that the Borrower's potential exposure, as determined by the Agent in its sole discretion, to its counterparties under all Secured Interest Rate Agreements at any time exceeds $5,000,000, (a) it will either (i) unwind or modify its Secured Interest Rate Agreements with the Borrower, if any (or, if applicable, cause its Affiliates to do so), so as to reduce the Borrower's potential exposure under all such Secured Interest Rate Agreements to not more than $5,000,000 or (ii) declare to the Agent in writing that such Secured Interest Rate Agreement is no longer a "Secured Interest Rate Agreement" hereunder and, thus, not entitled to the benefits of the Collateral, and (b) until such time as the Borrower's potential exposure has been so reduced, the Obligations of the Borrower to the Lenders under such Secured Interest Rate Agreements that are secured under the Collateral Documents shall be limited in the aggregate to a maximum of $5,000,000, allocated pro rata among
                                                          --------
          such Secured Interest Rate Agreements.

          2.   Conditions Precedent.  The amendments contained in Section 1
               --------------------
     above is subject to, and contingent upon, satisfaction of each of the following conditions:

          (a) the Agent shall have received duly executed counterparts hereof signed by the Borrower, the Agent and the Majority Lenders;

          (b) all representations and warranties of the Borrower contained herein shall be true and correct in all material respects as of the date hereof; and

          (c) the Agent shall have received a certificate of an officer of the Borrower satisfactory to the Agent certifying that attached to the certificate is a true and correct copy of the resolutions adopted by the board of directors of the Borrower authorizing the Borrower to enter into Secured Interest Rate Agreements from time to time in the discretion of the officers of the Borrower set forth therein.

          3.   Representations and Warranties.  (a) The Borrower hereby
               ------------------------------
     represents and warrants to the Agent, the Syndication Agent and the Lenders as follows:

               (i) As of the date hereof, the representations and warranties contained in the Credit Agreement and the other Credit Documents are true and correct in all material respects after giving effect to this Agreement as though made on and as of such date, except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties shall have been true and correct on and as of such earlier date);

               (ii) after giving effect to this Agreement, no event has occurred and is continuing, or would result from this Agreement, which constitutes a Default or an Event of Default;

               (iii) the Borrower has the corporate power and authority to execute, deliver and perform the terms and provisions of this Agreement and the transactions contemplated hereby, and has taken or caused to be taken all necessary actions to authorize the execution, delivery and performance of this Agreement and the transactions contemplated hereby;

               (iv) except for those that have been obtained, no consent of any other Person and no action of or filing with any Governmental Authority is required to authorize, or is otherwise required in connection with, the execution, delivery and performance of the transactions contemplated hereby;

               (v) this Agreement has been duly executed and delivered on behalf of the Borrower and constitutes the legal, valid and binding obligation of the Borrower, enforceable in accordance with its terms; and

               (vi) the execution, delivery and performance of this Agreement will not violate any law, statute or regulation, or any order or decree of any Governmental Authority, or conflict with, or result in the breach of, or constitute a default under, any Material Contract (including, without limitation, the Indenture (including
     Section 4.12 thereof)).

          4.   Effect of Agreement.  Except as specifically provided
               -------------------
     herein, this Agreement does not in any way affect or impair the terms, conditions and other provisions of the Credit Agreement or the other Credit Documents, and all terms, conditions and other provisions of such documents shall remain in full force and effect. Any waivers herein are limited to the specific provisions described and shall not be deemed to (i) be a waiver of any other term or condition of the Credit Agreement or any other Credit Document or (ii) prejudice any rights not specifically waived herein which the Agent or any Lender may now have or may have in the future under the Credit Agreement or any Credit Document. This Agreement is a "Credit Document," as such term is defined in the Credit Agreement.

          5.   Counterparts.  This Agreement may be executed in any number
               ------------
     of counterparts, each of which shall be deemed an original, and all of which taken together shall be deemed to constitute one and the same instrument.

          6.   Governing Law.  THIS AGREEMENT SHALL BE GOVERNED BY AND
               -------------
     CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO THE CHOICE OF LAW PRINCIPLES THEREOF.

          7.   Headings.  Section headings are included herein for
               --------
     convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

                    [SIGNATURE PAGES FOLLOW]



          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered by their proper and authorized officers as of the date first set forth above.

                         BORROWER:
                         --------

                         WICKES LUMBER COMPANY,
                           a Delaware corporation


                         By: /s/ Kenneth M. Kirschner
                            -----------------------------------------
                            Title:  Vice Chairman



                         AGENT:
                         -----

                         BT COMMERCIAL CORPORATION,
                          As Agent


                         By: /s/ Bruce W. Addison
                            -----------------------------------------
                            Title:  Vice President


                         MAJORITY LENDERS:
                         ----------------

                         BT COMMERCIAL CORPORATION


                         By: /s/ Bruce W. Addison
                            -----------------------------------------
                            Title:  Vice President


                         NATIONSBANK OF GEORGIA, N.A.


                         By: /s/ Robert Walker
                            -----------------------------------------
                              Title:  Vice President


                         LASALLE NATIONAL BANK


                         By: /s/ Christopher G. Clifford
                            -----------------------------------------
                              Title:  Senior Vice President


                         BANKAMERICA BUSINESS CREDIT, INC.


                         By: /s/ Patrick J. Wilson
                            -----------------------------------------
                              Title:  Vice President


                         THE FIRST NATIONAL BANK OF BOSTON


                         By: /s/ Mark J. Forti
                            -----------------------------------------
                              Title:  Vice President


                         BTM CAPITAL CORPORATION


                         By: /s/ William R. York, Jr.
                            -----------------------------------------
                              Title:  Senior Vice President


                         THE CIT GROUP/BUSINESS CREDIT, INC.


                         By: /s/ Uri Tooch
                            -----------------------------------------
                              Title:  Assistant Vice President









EXHIBIT 11.1
                                      COMPUTATION OF EARNINGS PER SHARE
                                    AND EQUIVALENT SHARES OF COMMON STOCK
                                                 (Unaudited)
                               (thousands except share and per share amounts)



                                                            Three Months Ended            Six Months Ended
                                                            ------------------            ----------------
                                                          June 28,      June 29,       June 28,      June 29,
                                                            1997          1996           1997          1996
                                                        -----------   -----------    -----------   -----------
Average Shares Outstanding
1.  Weighted average number of shares of
   common stock outstanding during the
   period.............................................   8,166,500     6,371,310      8,164,665     6,258,265

2.  Net additional common equivalent shares
   assuming exercise of common stock
   warrants as computed under the treasury
   stock method.......................................      10,194        12,042         10,473        13,042
                                                        -----------   -----------    -----------   -----------

3.  Weighted average number of shares and
   equivalent shares of common stock
   outstanding during the period......................   8,176,694     6,383,352      8,175,138     6,271,307
                                                        ===========   ===========    ===========   ===========
Income (Loss)
4.  Net income (loss) available for common stock...... $     1,342   $     1,881    $    (3,848)  $    (4,293)

                                                        ===========   ===========    ===========   ===========
Per Share Amounts
5.  Earnings (loss)................................... $      0.16   $      0.29    $     (0.47)  $     (0.68)
                                                        ===========   ===========    ===========   ===========







Earnings (loss) per share is computed by dividing net income (loss) available for common stock, by weighted average number of shares of common stock and common stock equivalents (warrants), unless anti-dilutive, outstanding during the periods.