Form 10-Q
period 1997-09-27
WICKES INC
filed 1997-11-12
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                                                  Commission File
For the Quarterly Period Ended September 27, 1997 Number  0-22468
                               ------------------         -------

                         WICKES INC.
                         -----------
     (Exact name of registrant as specified in its charter)


               Delaware                           36-3554758
               --------                           ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois         60061
------------------------------------------------         -----
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

As  of  October 31, 1997, the Registrant had 8,183,120 shares  of
Common Stock, par value $.01 per share, and 499,768 shares of Class B Non-Voting Common Stock, par value $.01 per share, outstanding.


<PAGE 2>
                  WICKES INC. AND SUBSIDIARIES


                              INDEX
                              -----


                                                            Page
                                                           Number
                                                           ------

PART  I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets
       September 27, 1997 (Unaudited) and
       December 28, 1996                                      3

      Condensed Consolidated Statements of Operations
       For the three months and nine months ended
       September  27, 1997 and September 28, 1996 (Unaudited) 4

      Condensed Consolidated Statements of Cash Flows
       For the nine months ended September 27, 1997 and
       September 28, 1996 (Unaudited)                         5

      Notes to Condensed Consolidated
       Financial Statements (Unaudited)                       6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations              11


PART II.   OTHER INFORMATION

   Item 5. Other Information                                 22

   Item 6. Exhibits and Reports on Form 8-K                  22



<PAGE 3>
                  WICKES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)
               (in thousands except share data)

                                                     September 27,  December 28,
                     ASSETS                               1997        1996
                                                     -------------- ------------
Current assets:
    Cash                                              $         78 $     1,933
     Accounts receivable, less allowance for doubtful
       accounts of $3,335 in 1997 and $4,289 in 1996       103,808      71,210
    Inventory                                              117,970     100,672
    Deferred tax asset                                      10,910      10,331
    Prepaid expenses                                         2,169         915
                                                         ---------- -----------
        Total current assets                               234,935     185,061
                                                         ---------- -----------
Property, plant and equipment, net                          46,026      50,171
Trademark (net of accumulated amortization of
    $10,218 in 1997 and $10,052 in 1996)                     6,801       6,948
Deferred tax asset                                          15,525      15,525
Other assets (net of accumulated amortization of
    $7,697 in 1997 and $6,487 in 1996)                      13,021      15,137
                                                         ---------- -----------
                                                           316,308     272,842
                                                         ========== ===========

         LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt              $         57 $       133
    Accounts payable                                        51,070      41,039
    Accrued liabilities                                     28,582      27,118
                                                         ---------- -----------
      Total current liabilities                             79,709      68,290
                                                         ---------- -----------

Long-term debt, less current maturities                    210,311     176,376
Other long-term liabilities                                  2,757       2,677
Commitments and contingencies (Note 4)

Common stockholders' equity:
    Common stock (8,170,613 shares issued and outstanding in 1997
     and 8,159,498 shares issued and outstanding in 1996)       82          82
    Additional paid-in capital                              86,660      86,613
    Accumulated deficit                                    (63,211)    (61,196)
                                                         ---------- -----------
     Total common stockholders' equity                      23,531      25,499
                                                         ---------- ----------
                                                           316,308     272,842
                                                         ========== ===========

   The accompanying notes are an integral part of the the condensed consolidated financial statements.



<PAGE 4>
                       WICKES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
              (in thousands except share and per share data)



                                         Three Months Ended      Nine Months Ended
                                         ------------------      -----------------
                                        Sept. 27,   Sept. 28,   Sept. 27,   Sept. 28,
                                          1997        1996        1997        1996
                                        -------     -------     -------     -------
Net sales                             $ 266,324   $ 255,575   $ 662,978   $ 636,856
Cost of sales                           206,048     200,118     511,448     495,260
                                        -------     -------     -------     -------
    Gross profit                         60,276      55,457     151,530     141,596
                                        -------     -------     -------     -------

Selling, general and administrative
 expenses                                51,063      44,181     135,752     121,984
Depreciation, goodwill and trademark
 amortization                             1,123       1,296       3,540       4,066
Provision for doubtful accounts             301         339         884       1,097
Other operating income                   (2,056)     (1,364)     (4,534)     (3,899)
                                        -------     -------     -------     -------
                                         50,431      44,452     135,642     123,248
                                        -------     -------     -------     -------
Income from operations                    9,845      11,005      15,888      18,348

Interest expense                          5,491       5,475      15,902      16,647
Equity in loss of affiliated company        704         322       1,470       2,252
                                        -------     -------     -------     -------
Income/(Loss) before income taxes         3,650       5,208      (1,484)       (551)

Provision for income taxes                1,817       2,365         531         899
                                        -------     -------     -------     -------
Net income/(loss)                     $   1,833   $   2,843   $  (2,015)  $  (1,450)
                                        =======     =======     =======     =======
Income/(Loss) per common share        $   0.22    $    0.35   $   (0.25)  $   (0.21)
                                        =======     =======     =======     =======
Weighted average common and common
 equivalent shares outstanding        8,179,517   8,166,529   8,176,598   6,903,047
                                      =========   =========   =========   =========

The accompanying notes are an integral part of the the condensed consolidated financial statements.


<PAGE 5>
                     WICKES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                          (in thousands)

                                                      Nine Months Ended
                                                      -----------------
                                                     Sept. 27, Sept. 28,
                                                        1997     1996
                                                       ------   ------
Cash flows from operating activities:
  Net loss                                           $ (2,015) $ (1,450)
  Adjustments to reconcile net loss to
       net cash used in operating activities:
    Equity in loss of affiliated company                1,470     2,252
    Depreciation expense                                3,190     3,720
    Amortization of trademark                             167       166
    Amortization of goodwill                              184       180
    Amortization of deferred financing costs            1,026     1,340
    Provision for doubtful accounts                       884     1,097
    Gain on sale of assets                             (1,354)     (418)
    Deferred tax benefit                                 (579)        0
    Changes in assets and liabilities:
     Increase in accounts receivable                  (33,482)  (10,472)
     (Increase) decrease in inventory                 (17,298)    2,164
     Increase in accounts payable and accrued          10,904    10,444
      liabilities
     Increase in other assets                          (1,838)   (2,240)
                                                       ------   -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES   (38,741)    6,783
                                                       ------   -------

 Cash flows from investing activities:
  Purchases of property, plant and equipment           (4,966)   (2,550)
  Proceeds from sales of property, plant and            7,946     4,125
   equipment
                                                       ------   -------
NET CASH PROVIDED BY INVESTING ACTIVITIES               2,980     1,575
                                                       ------   -------

Cash flows from financing activities:
  Net borrowing (repayment) under revolving line       33,974   (15,752)
   of credit
  Reductions of notes payable                            (115)     (268)
  Net proceeds from issuance of common stock               47     9,849
                                                       ------   -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    33,906    (6,171)
                                                       ------   -------
NET (DECREASE) INCREASE IN CASH
                                                       (1,855)    2,187
Cash at beginning of period                             1,933        87
                                                       ------   -------
CASH AT END OF PERIOD                                $     78 $   2,274
                                                       ======   =======
Supplemental schedule of cash flow information:
   Interest paid                                     $ 12,137 $  12,549
   Income taxes paid                                    1,052       661


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

    The condensed consolidated balance sheet as of September 27, 1997, the condensed consolidated statements of operations for the three-month and nine-month periods ended September 27, 1997 and September 28, 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 27, 1997 and September 28, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 27, 1997 and for all periods presented have been made. The results for the nine-month period ended September 27, 1997 is not necessarily indicative of the results to be expected for the full year or for any interim period.

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

    Reclassifications
    -----------------

  Reclassifications have been made to the third quarter condensed consolidated balance sheet and condensed consolidated statement of cash flows to more appropriately reflect purchase rebates receivable as a reduction of accounts payable rather as accounts receivable. The amounts previously recorded as accounts receivable in the first and second quarters of 1997 were $1.5 million and $2.1 million respectively. Prior year amounts were immaterial.



    Share Data
    ----------

    The Company issued 9,581 shares of Common Stock to members of its board of directors as compensation, and employee warrants for 1,534 shares of Common Stock were also exercised, during the nine-months ended September 27, 1997.


<PAGE 7>

2.  LONG-TERM DEBT
    --------------

    Long-term debt is comprised of the following at September 27, 1997 (in thousands):

         Revolving line of credit               $ 110,287
         Senior subordinated notes                100,000
         Other                                         81
         Less current maturities                      (57)
         Total long-term debt                   $ 210,311

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

    Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing at September 27, 1997 was $19.4 million.

    On June 16, 1997 the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 8.11% (subject to adjustments in certain circumstances), for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. This interest rate swap is operative while the 30 day LIBOR borrowing rate remains below 6.7%. At November 3, 1997 the 30 day LIBOR borrowing rate was 5.65%.


<PAGE 8>

3.   INCOME TAXES
     ------------

   The provision for income taxes for the nine-month period ended September 27, 1997 was $.5 million compared to $.9 million for the nine-month period ended September 27, 1996. An effective federal income tax rate of 39.1% was used to calculate federal income taxes for the first nine months of 1997, compared with an effective rate of 38.5% for the first nine months of 1996. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported.



4. COMMITMENTS AND CONTINGENCIES
   -----------------------------

    On June 30, 1997 the Company completed the sale leaseback of its 72,000 square foot corporate headquarters in Vernon Hills, Illinois. The sale price was approximately $7.3 million (which was utilized to reduce debt), and a gain of approximately $600,000 will be amortized over the life of the lease. The Company will be master leasing the entire building, for a 15 year term (with options to extend), at market rates and has subleased over 20,000 square feet. Based on the Company's current borrowing rate, this transaction is expected to have a favorable impact on the Company's future net earnings with the increase in net rent expense (selling, general and administrative expenses) more than offset by reduced interest expense.

    At September 27, 1997, the Company had accrued approximately $1.0 million (included in accrued liabilities at September 27, 1997) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

    Many of the building center facilities presently and formerly operated by the Company contained underground petroleum storage tanks. Other than tanks at one acquired facility, recently installed and in compliance with modern standards, all such tanks known to the Company located on facilities owned or operated by the Company have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $2.0 million of net costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.

<PAGE 9>

    The Company is one of many defendants in approximately 114 actions, each of which seeks unspecified damages, brought since 1993, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.


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


5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     -----------------------------------------

   Statement of Financial Accounting Standards No. 128, "Earnings Per Share," revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement will require the Company to present both basic and diluted EPS for net income on the face of the income statement and is effective for the Company's fiscal year ending December 27, 1997. The Company has reviewed the calculation and determined the disclosure to be immaterial for the three and nine month periods ending September 27, 1997 and September 28, 1996.

<PAGE 10>

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


                         Three Months Ended   Nine Months Ended
                         ------------------   -----------------
                         Sept. 27, Sept. 28,  Sept. 27, Sept. 28,
                           1997     1996        1997      1996
                         --------  --------   --------  --------
Net sales               100.0%    100.0%       100.0%   100.0%

Gross profit             22.6%     21.7%        22.8%    22.2%
Selling, general and
  administrative expense 19.2%     17.3%        20.5%    19.1%
Depreciation, goodwill and
  trademark amortization  0.4%      0.5%         0.5%     0.6%
Provision for doubtful
  accounts                0.1%      0.1%         0.1%     0.2%
Other operating income   (0.8)%    (0.5)%       (0.7)%   (0.6)%
Income from operations    3.7%      4.3%         2.4%     2.9%


Net Earnings
------------

    Net income for the three months ended September 27, 1997 was $1,833,000 compared with $2,843,000 for the three months ended
September  28,  1996.   The net loss for the  nine  months  ended
September 27, 1997 was $2,015,000 compared with a loss of $1,450,000 for the nine months ended September 28, 1996. The decrease in net income for the three-month period primarily results from increases in selling, general and administrative expenses ("SG&A") and equity in loss of affiliated company partially offset by increased sales and gross profit, increased other operating income, and decreases in depreciation, goodwill and trademark amortization, and provision for income taxes. The decrease in net income for the nine-month period primarily results from an increase in selling, general and administrative expenses ("SG&A") partially offset by increased sales and gross profit, increased other operating income, and decreases in provision for doubtful accounts, interest expense, equity in loss of affiliated company, depreciation, goodwill and trademark amortization, and provision for income taxes.

<PAGE 12>

Operational Restructuring
-------------------------

   For information concerning an operational restructuring, announced by the Company on October 17, 1997, that involves segmentation of the Company's core business, the closing of several building material centers, the sale of several non-core programs and the reduction of staffing levels, see "Item 5. Other Events" and the
Company's press release included herein as Exhibit 99.1 and incorporated herein by this reference.


         Three Months Ended September 27, 1997 Compared with the Three Months Ended September 28, 1996

Net Sales
--------- -

    Net sales for the third quarter of 1997 increased 4.2% to $266.3 million from $255.6 million for the third quarter of 1996. Same store sales increased 4.9% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, increased 5.9% when compared with the third quarter of 1996. Consumer same store sales were down 5.9% for the quarter. As of September 27, 1997 the Company operated 111 building centers, one more than it operated at the end of the third quarter of 1996. The Company estimates that deflation in lumber prices reduced total sales for the quarter by approximately $1.9 million, compared with the 1996 comparable period.


Gross Profit
------------

    1997 third quarter gross profit increased to $60.3 million from $55.5 million for the third quarter of 1996, a 8.6% increase. Gross profit as a percent of sales increased to 22.6% for the third quarter of 1997 from 21.7% in 1996. The increase in gross profit as a percent of sales is primarily attributable to improved product costs. Sales to building professionals, as a percent of total sales, increased to 84.7% for the third quarter of 1997 from 83.1% for the same period in 1996. Lumber and building materials accounted for 89.0% of the materials sold in the third quarter of 1997, compared with 89.6% of the materials sold in the third quarter of 1996.

<PAGE 13>

Selling, General and Administrative Expense
-------------------------------------------

    SG&A  expense increased to 19.2% of net sales  in  the  third quarter of 1997 compared with 17.3% of net sales in the third quarter of 1996. Much of the increase is attributable to market expansion programs and the Company's decision to remerchandise certain facilities and invest in programs to support sales improvement. The showrooms in four facilities were remerchandised and the Company opened two new building centers and one component manufacturing facility during the third quarter. Costs associated with pre-opening expenses for new facilities and remerchandising of existing showrooms amounted to $500,000 for the quarter. Another four building centers and one component facility were also opened during the first half of the year. Total SG&A expense attributable to these start-up operations amounted to $3.0 million during the third quarter of 1997.

   The discontinued programs and staffing reductions discussed in the operational restructuring, announced by the Company on October 17, 1997, account for approximately $2.1 million in third quarter SG&A expense. See Item. 5 "Other Information" for a more detailed description of this plan.


    Increases, as a percent of sales, in salaries and wages, maintenance, travel, professional fees, supplies, employee relocation, casualty insurance, rental expense and marketing were partially offset by reductions in health insurance costs. Salaries, wages and employee benefits increased, as a percent of sales, by 0.9%. As of September 27, 1997, the Company had 4,168 full time and part time employees, up 292 from September 28, 1996.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

   Depreciation, goodwill and trademark amortization decreased to $1.1 million for the third quarter of 1997 compared with $1.3 million for the same period in 1996. This decrease is primarily due to the sale or disposal of excess facilities, vehicles and equipment during 1996 and the first half of 1997, and the replacement of owned delivery vehicles with new, leased equipment.


Provision for Doubtful Accounts
-------------------------------

    The provision for doubtful accounts remained relatively the same for the third quarters of 1997 and 1996, an expense of $0.3 million.

<PAGE 14>


Other Operating Income
----------------------

    Other operating income for the third quarter of 1997 was $2.1 million, or 0.8% of sales. During the third quarter of 1996, other operating income was $1.4 million or 0.5% of sales. The Company recorded a gain of approximately $700,000 on the sale of previously closed building centers during the third quarter of 1997. There were no significant gains on the sale of excess real estate recorded in the third quarter of 1996.


Interest Expense
----------------

    In the third quarter of 1997 interest expense was relatively unchanged when compared with the third quarter of 1996, at approximately $5.5 million. The Company did experience an increase in average total long term debt of approximately $17.9 million which was offset by a decrease in the effective borrowing rate on total long term debt for the third quarter of 57 basis points, when compared with the third quarter of 1996. The decrease in the effective borrowing rate is primarily due to a reduction in interest rate on the Company's revolving line of credit, effective April 11, 1997. See "Note 2. Long-Term Debt" of Notes to Condensed Consolidated Financial Statements included elsewhere herein. Approximately 94% of the Company's third quarter average borrowings on its revolving credit facility were LIBOR-based.


Equity in Loss of Affiliated Company
------------------------------------

    In the third quarter of 1997, the Company recorded a loss of $0.7 million, under the equity method, with respect to its investment in its affiliate engaged in operations in Russia. In the third quarter of 1996 the Company recorded a loss of $0.3 million.


Provision for Income Taxes
--------------------------

    The Company recorded income tax expense of $1.8 million for the third quarter of 1997 compared with expense of $2.4 million in the third quarter of 1996. An effective federal income tax rate of 39.1% was used to calculate federal income taxes for the third quarter of 1997, compared with an effective rate of 38.5% for the third quarter of 1996. In addition to the effective federal tax rate used, state income and franchise taxes were calculated separately and are included in the provision reported for both years.

   The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995, management believes that it is more likely than not that the Company will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of the Company's operational efforts, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage and competition.

<PAGE 15>


          Nine Months Ended September 27, 1997 Compared with the Nine Months Ended September 28, 1996


Net Sales
---------

    Net sales for the first nine months of 1997 increased 4.1% to $663.0 million from $636.9 million for the first nine months of 1996. Same store sales increased 4.6% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, increased 5.8% when compared with the first nine months of 1996. Consumer same store sales were down 6.4% for the first nine months. As of September 27, 1997 the Company operated 111 building centers, one more than it operated at the end of the first nine months of 1996. The Company estimates that inflation in lumber prices accounted for approximately $8.5 million of the sales increase for the first nine months of 1997, compared with the 1996 comparable period. Also, weather conditions in the Northeast during the first quarter of 1997 were more favorable compared with the record snowfalls recorded in the first quarter of 1996.


Gross Profit
------------

    Gross profit for the first nine months of 1997 increased to $151.5 million from $141.6 million for the first nine months of 1996, a 7.0% increase. Gross profit as a percent of sales increased to 22.8% for the first nine months of 1997 from 22.2% in 1996. The increase in gross profit as a percent of sales is primarily attributable to improved product costs and increased lumber prices. Sales to building professionals, as a percent of total sales, increased to 86.2% for the first nine months of 1997 from 84.4% for the same period in 1996. Lumber and building materials accounted for 88.8% of the materials sold in the first nine months of 1997, compared with 88.1% of the materials sold in the first nine months of 1996.

<PAGE 16>

Selling, General and Administrative Expense
-------------------------------------------

   SG&A expense increased to 20.5% of net sales in the first nine months of 1997 compared with 19.1% of net sales in the first nine months of 1996. Much of the increase is attributable to market expansion programs and the Company's decision to remerchandise certain facilities and invest in programs to support sales improvement. The showrooms in four facilities were remerchandised and the Company opened six new building centers and two component manufacturing facilities in the first nine months of 1997. Costs associated with pre-opening expenses for new facilities and remerchandising of existing showrooms amounted to $1.1 million during the first nine months of 1997. Total SG&A expense attributable to these new start-up operations amounted to approximately $4.7 million during the first nine months of 1997. The Company has also expended $500,000 on new sales training programs through the first nine months of 1997.

   The discontinued programs and staffing reductions discussed in the operational restructuring, announced by the Company on October 17, 1997, account for approximately $6.4 million of SG&A expense through the first nine months of 1997. See Item. 5 "Other Information" for a more detailed description of this plan.

    Increases, as a percent of sales, in salaries and wages, maintenance, travel, professional fees, training costs, office supplies and marketing were partially offset by reductions in health and casualty insurance costs, utilities and delivery expense. Total salaries and wages increased, as a percent of sales, by 0.7%. As of September 27, 1997, the Company had 4,168 full time and part time employees, up 292 from September 28, 1996.



Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

   Depreciation, goodwill and trademark amortization decreased to $3.5 million for the first nine months of 1997 compared with $4.1 million for the same period in 1996. This decrease is primarily due to the sale or disposal of excess facilities, vehicles and equipment during 1996 and the first half of 1997, and the replacement of owned delivery vehicles with new, leased equipment.


Provision for Doubtful Accounts
-------------------------------

    Provision for doubtful accounts decreased to $0.9 million  or
0.1 % of sales for the first nine months of 1997 compared with $1.1 million or 0.2% of sales for the same period in 1996. This decrease is the result of a more selective customer base and improved credit policies at centers acquired since 1994, and increased efforts in collecting previously reserved accounts receivable.

<PAGE 17>

Other Operating Income
----------------------

    Other operating income for the first nine months of 1997 was $4.5 million, or 0.7% of sales. Other operating income for the first nine months of 1996 was $3.9 million or 0.6% of sales. During 1997 the Company recorded gains of approximately $1.3 million on the sale of previously closed building centers. In the first nine months of 1996 the Company did not experience any significant gains on the sale of excess real estate but did record a gain of approximately $500,000 on the difference between insured replacement cost and book value, as a result of a fire at one of its building centers.


Interest Expense
----------------

    In the first nine months of 1997 interest expense decreased 4.5% to $15.9 million compared with $16.6 million in the first nine months of 1996. This reduction reflects a decrease in the Company's effective borrowing rate on total long-term debt of 23 basis points. Average borrowings on the Company's revolving credit facility were relatively unchanged for the first nine months of 1997 from the first nine months of 1996. Approximately 90% of the Company's first nine months average borrowings on its revolving credit facility were LIBOR-based.



Equity in Loss of Affiliated Company
------------------------------------

    In the first nine months of 1997, the Company recorded a loss of $1.5 million, under the equity method, with respect to its investment in its affiliate engaged in operations in Russia. In the first nine months of 1996 the Company recorded a loss of $2.3 million. In May of 1997, additional third party equity was invested and the Company's ownership decreased from 46% to 38%.


Provision for Income Taxes
--------------------------

    The Company recorded a provision for income taxes of $0.5 million for the first nine months of 1997 compared with a provision of $0.9 million in the first nine months of 1996. An effective federal income tax rate of 39.1% was used to calculate federal income taxes for the first nine months of 1997, compared with an effective rate of 38.5% for the first nine months of 1996. In addition to the effective federal tax rate used, state income and franchise taxes were calculated separately and are included in the benefit reported for both years.

<PAGE 18>

   The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995, management believes that it is more likely than not that the Company will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to the uncertainties discussed under the heading "Provision for Income Taxes" in the comparative discussion of third quarter operations.

<PAGE 19>


                 LIQUIDITY AND CAPITAL RESOURCES
                 -------------------------------

    The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

    During the first nine months of 1997 the Company generated negative cash flows from operating activities of $38.7 million. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its accounts receivable and inventory levels during the first quarter to meet the anticipated increase in sales and in the second quarter as a result of increased sales activity. The third quarter traditionally provides cash through operating income and reductions in inventory as the Company begins its seasonal adjustments. The Company did experience positive cash flow from both activities during the third quarter of 1997, but an increase in accounts receivable and reductions in accounts payable resulted in negative cash flow of $5.5 million for the quarter.

    The Company's accounts receivable balance at the end of the third quarter of 1997 increased $12.6 million when compared to the end of the third quarter of 1996, an increase of 13.9%. Approximately $8.2 million of this increase is attributable to increased credit sales during September of 1997, when compared with September of 1996.

    Inventory at the end of the third quarter of 1997 was $9.5 million, or 8.8%, higher than at the end of the third quarter of 1996. This increase is largely attributable to special buys on commodity building materials to support new programs and remerchandised showrooms as well as the start-up of six new building centers and two component manufacturing facilities. Roofing, drywall, insulation and vinyl siding account for $9.3 million of the inventory increase. Accounts payable at the end of the third quarter of 1997 were down approximately $3.1 million from the third quarter of 1996, primarily from an increase in accrued purchase rebates from inventory suppliers of approximately $3.3 million, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.

   For information concerning the sale leaseback of the Company's
72,000 square foot corporate headquarters in Vernon Hills, Illinois, completed June 30, 1997, see "Note 4. Commitments and
Contingencies" of Notes to Condensed Consolidated Financial
Statements included elsewhere herein.

   The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of building centers and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. In the first nine months of 1997 the Company spent $5.0 million on capital expenditures as compared to $2.6 million for the same period in 1996. The Company expects to spend approximately $8.0 million for all of 1997. Under the Company's bank revolving credit agreement, as amended, capital expenditures during 1997 are limited to $6.0 million plus the proceeds from the sale of certain excess real estate plus the portion of 1996's capital expenditures that were not spent. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

<PAGE 20>


    Through the first nine months of 1997, the Company has begun operations in six start-up building center facilities located in Aurora, Illinois, Colorado Springs, Colorado, Denton, North Carolina, Denver, Colorado, Niles, Michigan, and a second facility in Pensacola, Florida. The Company has also opened a new door and wall panel manufacturing facility in Denver, Colorado and a wall panel manufacturing facility in Denton, North Carolina. The Pensacola and Niles facilities are located in previously closed facilities owned by the Company. The remaining facilities are
leased.   Since  the beginning of the year the Company  has  also
closed or consolidated three building centers and two component manufacturing facilities. The following table reconciles the number of building centers and component manufacturing facilities operated by the Company, through October 30, 1997:

                                                Component
                                   Building   Manufacturing
                                   Centers      Facilities
                                   -------    -------------
As of December 28, 1996               108            12
   Expansion                            4             1
   Consolidation                       -             (1)
                                      ---            ---
As of June 28, 1997                   112            12

   Expansion                            2             1
   Consolidation                       (1)           (1)
   Closing                             (2)           -
                                      ---            ---
As of September 27,1997               111            12

   The Company maintained excess availability under its revolving line of credit throughout the first nine months of 1997. At the end of the first nine months of 1997 total borrowings under the revolving line of credit were $20.9 million higher than at the end of the first nine months of 1996. Under the current terms of the
Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At September 27, 1997, $110.3 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $19.4 million. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Taxes".

<PAGE 22>

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



                            PART II
                            -------
                       OTHER INFORMATION
                       -----------------

Item 5.   Other Information

      On October 17, 1997 the Company announced a plan to streamline operations, reduce SG&A expense, and focus on its core professional builder business. In addition to the closing of several building material centers, the Company expects to sell or close several non-core programs, such as its mortgage lending program and its Internet and utilities marketing operations, and to write-off its remaining investment in its Russian affiliate by the end of 1997. The Company has entered into an agreement with Riverside Group, Inc., its majority stockholder, pursuant to which Riverside proposes, subject to obtaining adequate financing, to acquire certain of these non-core operations from the Company. This agreement was approved by a committee comprised of the independent members of the Company's Board of Directors. The Company also announced it was reducing its headquarters staffing by approximately 15%. These programs and eliminated positions accounted for approximately $8.5 million in SG&A expense and net losses of approximately $4.4 million, over the most recent 12 month period. It is expected that most of these reductions will be completed by the end of 1997.

     For further information, see the press release issued by the Company on October 17, 1997 included herein as Exhibit 99.1 and incorporated herein by this reference.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1  Agreement dated November 4,1997, between the
                Company and Riverside Group, Inc.

          11.1  Statement regarding computation of earnings per share.

          27.1 Financial data schedule (SEC use only).

          99.1 Press Release Issued by the Company on October 17, 1997

     (b)  Reports on Form 8-K

               None.


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


Date:  November 10, 1997