Form 10-K
period 1997-12-27
WICKES INC
filed 1998-03-25
CIK 910620

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 27, 1997
                                       or
[   ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the Transition Period From ______ To ______

                           Commission File No. 0-22468

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

   As of February 28, 1998, the Registrant had 7,682,666 shares of Common Stock, par value $.01 per share, and 499,768 shares of Class B Non-Voting Common Stock, par value $.01 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the NASDAQ National Market System of Common Stock on that date) held by nonaffiliates was approximately $16,500,000 (includes the market value of all such stock other than shares beneficially owned by 10% stockholders, executive officers and directors).

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

   Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders tentatively scheduled to be held on May 18, 1998, are incorporated by reference into Part III hereof, as more specifically described herein.

                                 TABLE OF CONTENTS
                                                            Page No.
                                     PART I

Item 1.    Business                                             3
Item 2.    Properties                                          19
Item 3.    Legal Proceedings                                   20
Item 4.    Submission of Matters To a Vote
            of Security Holders                                21


                                     PART II

Item 5.    Market For Registrant's Common Equity
            and Related Stockholder Matters                    22
Item 6.    Selected Financial Data                             22
Item 7.    Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                      26
Item 7A.   Quantitative and Qualitative Disclosures
            about Market Risk                                  40
Item 8.    Financial Statements and Supplementary Data         40
Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure             40


                                    PART III

Item 10.   Directors and Executive Officers
            of the Registrant                                  41
Item 11.   Executive Compensation                              41
Item 12.   Security Ownership of Certain
           Beneficial Owners and Management                    41
Item 13.   Certain Relationships and Related Transactions      41


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                            42

SIGNATURES                                                     43

                                        2

                                     PART I


Item 1.  BUSINESS
-----------------

  Wickes Inc. ("Wickes" or the "Company") is a major supplier and distributor of building materials. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling ("R&R") contractors and, to a lesser extent, project do-it-yourselfers ("DIYers") involved in major home improvement projects. At March 24, 1998, the Company operated 101 sales and distribution facilities in 23 states in the Midwest, Northeast, and South and 10 component manufacturing facilities that produce and distribute pre-hung door units, roof and floor trusses, and framed wall panels.


Background
----------

   The Company was formed in 1987 as a Delaware corporation named "Wickes Lumber Company." In June 1997, the Company changed its corporate name to "Wickes Inc." The Company continues to conduct its primary operations under the "Wickes Lumber" name.

   In April 1988 the Company completed the acquisition (the "1988 Acquisition") of operations that had commenced in 1952. These operations consisted of 223 building centers and 10 component manufacturing facilities. From 1988 through 1993, the Company reduced the number of its building centers to 124 and the number of its component manufacturing facilities to six.

  On October 22, 1993, the Company completed a plan of recapitalization pursuant to which the Company retired all outstanding indebtedness incurred in connection with the 1988 Acquisition, restructured its previously existing classes of capital stock, and completed the initial public offering of 2,800,000 shares of its common stock.

   In 1994 and 1995, the Company acquired 15 building centers and five component manufacturing facilities. For further information, see Note 4 of Notes to Consolidated Financial Statements included elsewhere herein.

   During the fourth quarter of 1995 the Company committed to and began implementing a plan (the "1995 Plan") to reduce the number of under-performing building centers, the corresponding overhead to support these building centers, and to strengthen its capital structure. Pursuant to the 1995 Plan, the Company consolidated or closed 21 building centers and three component manufacturing facilities. The 1995 Plan also included the modification and extension of the Company's bank revolving credit agreement, which was completed on March 12, 1996, and the private sale of 2 million newly-issued shares of the Company's

Common Stock for $10 million, which occurred on June 20, 1996. In connection with the 1995 Plan, and other unusual items, the Company recorded a $17.8 million charge in the fourth quarter of 1995. See Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

   In the fourth quarter of 1997, the Company announced and began to implement a plan to streamline operations, to focus on the Company's core professional builder business, and to eliminate overhead costs and programs not directly supporting this core business. For further information, see "Business Strategy."

   On February 23, 1998, the Company announced that, in addition to the actions begun in the fourth quarter of 1997, it had closed eight additional building centers and two component manufacturing facilities, planned to sell two building centers located in Eastern Iowa, and had implemented further headquarters staffing and expense reductions. The Company expects to record a $5.4 million restructuring charge in the first quarter of 1998 with respect to these activities (the "1998 Plan"). For further information see "Business Strategy" and Note 14 of Notes to Consolidated Financial Statements included elsewhere herein.


Industry Overview
-----------------

   According to the Home Improvement Research Institute ("HIRI"), sales of home improvement products (defined as lumber, building materials, hardware, paint, plumbing, electrical, tools, floor coverings, glass, wallpaper, and lawn and garden products) associated with the maintenance and repair of residential housing and new home construction were estimated to be $212.7 billion in 1997. Despite some consolidation over the last ten years, particularly in metropolitan areas, the building material industry remains highly fragmented. The Company believes that no building material supplier accounted for more than 12% of the total market in 1997.

   In general, building material suppliers concentrate their marketing efforts either on building professionals or consumers. Professional-oriented building material suppliers, such as the Company, tend to focus on single-family residential contractors, repair and remodeling ("R&R") contractors, project
DIYers and to some extent commercial contractors. These suppliers compete principally on the basis of service, product assortment, price, scheduled job-site delivery and trade credit availability. In contrast, consumer-oriented building material retailers target the mass consumer market, where competition is based principally on price, merchandising, location and advertising. Consumer-oriented warehouse and home center retailers typically do not offer as wide a range of services, such as specialist advice, trade credit, manufactured components, and scheduled job-site delivery, as do professional-oriented building material suppliers.

   Industry sales are linked to a significant degree to the level of activity in the residential building industry, which tends to be cyclical and seasonal. New residential construction is determined largely by household formations, interest rates, housing affordability, availability of mortgage financing, regional demographics, consumer confidence, job growth, and general economic conditions. According to the U.S. Bureau of the Census, U.S. housing starts totaled 1.29 million in 1993, 1.46 million in 1994, 1.35 million in 1995, and 1.48 million in 1996. In 1997, housing starts were relatively unchanged at 1.47 million. There was a decrease, however, in 1997 housing starts in the Company's primary geographical market, the Midwest, of approximately 5.5%. The Company's two other geographical markets, the Northeast and South, experienced increases in 1997 housing starts of 3.5% and 1.3%, respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, experienced a decrease of 2.4% from 1.16 million starts in 1996 to 1.13 million starts in 1997. The Blue Chip Economic Indicators Consensus Forecast dated March 10, 1998, projects 1998 housing starts to be 1.48 million, relatively unchanged from 1997 and 1996.

   Repair and remodeling expenditures tend to be less cyclical than new residential construction. These expenditures are generally undertaken with less regard to economic conditions, but both repair and remodeling projects (including projects undertaken by DIYers) tend to increase with increasing sales of both existing and newly-constructed residences. The HIRI estimates the sales of home improvement products to repair and remodeling professionals represented $40.7 billion, or approximately 19% of total 1997 sales of the building material supply industry, while direct sales to DIYers amounted to $101.7 billion.


Business Strategy
-----------------

  General
  -------

   The Company's mission is to be the premier provider of building materials and
specialized   services  to  the  professional  segments  of  the  building   and
construction industry.

   In order to better serve its customers and markets, the Company has organized and streamlined its operations into three channels of distribution: Major Markets, Conventional Markets, and Wickes Direct/Wickes International. These
channels are supported by the Company's Manufacturing operations. In Major Markets the Company serves the national, regional, and large local builder in larger markets with specialized services and a total solutions approach. In Conventional Markets the Company provides the smaller building professional in less-populous markets with tailored products and services. Wickes Direct/Wickes International provides another distribution alternative to supply the needs of its commercial customers. The Company's Manufacturing operations produce value-added products (such as pre-hung interior and exterior doors, framed wall panels, and roof and floor trusses) for the Company's customers in both Major Markets and Conventional Markets and for its Wickes Direct customers.

  Major Markets
  -------------

   The Company operates in 20 Major Markets, which are served by 31 sales and distribution facilities. These facilities are designed, stocked and staffed to meet the needs of the particular markets in which they are located and vary from facilities similar to the Company's Conventional Market building centers to facilities that only stock specific types of products, for instance lumber and wood related products. In addition, two of these facilities are Wickes Contractor Supply ("WCS") facilities which stock a wide variety of building materials (no lumber or hardlines) designed to meet the demands of home builder and R&R customers for roofing, drywall, insulation and related accessories. Major Markets are also served by seven of the Company's manufacturing facilities and two other manufacturing facilities operated by third parties exclusively or primarily for the Company.

   These Major Markets are generally large metropolitan areas with favorable growth projections and are characterized by the active presence of national, regional and large local builders. The Company believes that the building supply industry in these Major Markets remains heavily fragmented.

   Beginning in 1997, the Company initiated Major Markets programs in four markets: Pensacola, Denver, Louisville, and Raleigh/Charlotte. Other programs are being commenced in five other Major Markets. The Company plans additional Major Markets Programs as opportunities and resources permit.

   The Company's Major Markets programs seek to provide the large builder with specialized programs and services that integrate various methods of distribution. The Company provides these programs and services on a "virtual store" basis; that is, products and services may be provided from multiple facilities serving the Major Market on a coordinated basis with centralized customer contact and support. The Company devotes significant efforts to redefine and improve the customer's and its own supply chain management, material flow and logistics.

   The Company's Manufacturing operations constitute an integral part of the Major Markets programs. These operations provide the Company with the capability to provide its customers with custom engineered, value-added products such as manufactured framing component systems. For instance, in two Major Markets the Company has begun its "Frame a Home in a Day" concept. This program, which allows a large builder to complete the entire process of framing and sheathing an average two-story residence in as little as one day, rather than the substantially longer period involved in traditional stick framing methods, is now being expanded to two other Major Markets.

   The Company's operations in Major Markets contributed approximately 35.0% of the Company's sales in 1997, compared to 32.2% in 1996, and the Company anticipates that this percentage will continue to increase in 1998. For the four Major Market programs initiated in 1997, total 1997 sales increased 34.0% over 1996 total sales.

  Conventional Markets
  --------------------

   In addition to Major Markets, the Company operates 70 building centers in smaller, or Conventional Markets. The Company's Conventional Markets are generally less populous and the majority of customers are generally the smaller single-family residential contractor, the R&R contractor and the project DIYer. The Company believes that competition in the building supply industry is more limited in Conventional Markets compared to Major Markets but that there is generally less opportunity for growth within a given Conventional Market.

   Since the beginning of 1997, the Company has completed remerchandising and remarketing programs ("Resets") in 13 building centers located in Conventional Markets. The Company has also completed Resets in six sales and distribution facilities in Major Markets. These programs include upgrading of the showroom layout and product presentation, expansion of product assortment (typically adding a significant number of stock keeping units, or "SKUs") with the view towards achieving category dominance in the market, and increasing service offerings such as installed sales, tool rental, specialized delivery services and additional in-store sales specialists. The Company is currently evaluating the results of these Resets and if favorable the Company will expand the program to additional Conventional Markets as resources permit. The Company's Manufacturing operations also provide significant support for the Company's Conventional Market sales activities, particularly through the manufacture of pre-hung interior and exterior doors.

  Wickes Direct/Wickes International
  ----------------------------------

  In an effort to increase its business to non-traditional customers and out-of-market trade areas, the Company formed the Commercial Sales Division in 1993 and added a national builder accounts sales team in 1996. In late 1996, these two groups were combined to form "Wickes Direct," the Company's wholesale distribution channel, which is also operated internationally as "Wickes International." Through Wickes Direct, the Company focuses on large volume orders from both commercial and residential builders, much of which is to be shipped directly from the manufacturer to the customer's job-site. In addition to lumber and building materials, Wickes Direct provides estimating, logistics, and material delivery services to large customers anywhere in the world, all accomplished without the need for a physical facility close to the customer. Wickes Direct also provides leads and sales support to the Company's sales and distribution facilities.

  Manufacturing Operations
  ------------------------

    The Company owns and operates ten component manufacturing facilities (including seven located in Major Markets) that supply the Company's customers with higher-margin, value-added products such as pre-hung interior and exterior doors, framed wall panels, and roof and floor trusses. These operations supplied approximately 48% of the pre-hung interior doors, 65% of the metal exterior doors, 38% of the roof and floor truss systems and 56% of the wall panel systems sold by the Company in 1997.

   The Company also has agreements with two third party manufacturers to provide manufactured housing components in two Major Markets exclusively or primarily for the Company.

   The Company believes that these pre-assembled products improve customer service and provide an attractive alternative to job-site construction as labor costs rise. As resources permit, the Company also plans to expand its manufacturing facilities to supply a greater number of its sales and distribution facilities with these value added products.

  Recent Restructurings and Operational Efforts
  ---------------------------------------------

  Beginning with the formulation and adoption of the 1995 Plan in late 1995, the Company has continuously reviewed its assets and operations in the effort to eliminate under-performing facilities and the corresponding overhead, to reduce other costs, and to focus its efforts on its target customers.

   At the time the 1995 Plan was adopted, the Company operated 126 building centers and 12 component manufacturing facilities. From that time through the end of 1997, the Company closed or consolidated 21 building centers and consolidated three component manufacturing facilities. During this time, the Company also devoted substantial efforts to control costs. Beginning in early 1997, the Company made a determination to increase expenditures related to sales efforts and to initiate the Major Market programs and Conventional Market remerchandising programs discussed above. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   In the fourth quarter of 1997, the Company announced and began to implement a plan to streamline operations further and to focus on the Company's core professional builder business. The principal feature of this plan was to eliminate costs and programs not directly related to the Company's core operations. In furtherance of this plan, the Company has, among other things, ceased its involvement in utilities marketing and internet operations (other than those directly related to its building supply business) through the transfer of these programs to an affiliate. Also, the Company transferred its mortgage and construction lending program to an unrelated financial institution that intends to expand this program on a no-cost basis to the Company. In addition, in the fourth quarter of 1997, the Company wrote-off its remaining investment in Russian logging and sawmill operations. For the twelve months ended December 27, 1997, the Company's results of operations included more than $1.5 million in selling, general and administrative ("SG&A") costs related to these discontinued non-core programs and $1.5 million in losses on its investment in the Russian operations.

   Also in the fourth quarter of 1997, the Company completed a further review of its administrative structure and reorganized certain functions for increased efficiency, resulting in an estimated $2.0 million in future annual SG&A savings.

   On February 23, 1998, the Company announced that, in addition to the actions begun in the fourth quarter of 1997, it had closed eight additional building centers and two component manufacturing facilities, planned to sell two building centers located in Eastern Iowa, and had implemented further headquarters staffing and expense reductions. The Company anticipates that the headquarters reductions, together with those implemented in the fourth quarter of 1997, will result in overall reduction in administrative staffing levels of 25% and approximately $6.0 million of future annual SG&A savings. The Company expects to record a $5.4 million restructuring charge in the first quarter of 1998 with respect to the 1998 Plan.


Markets
-------

   The  Company operates in 20 Major Markets, which are served by 31  sales  and
distribution  facilities  and seven manufacturing facilities.       The  Company
also operates 70 building centers in less populous areas, or Conventional Markets. For a further discussion of Major Markets and Conventional Markets see "Business Strategy".

   The following table sets forth the distribution of the Company's sales and distribution facilities located in Conventional and Major Markets by size of the local market:


                                     Number of Sales and
             Owner-Occupied        Distribution Facilities
              Households in     Conventional       Major
           Thirty Mile Radius      Markets        Markets
           ------------------   ------------      -------
           Under 50,000              21              0
           50,000-100,000            19              7
           100,000-250,000           25              9
           250,000-500,000            3             10
           500,000 and over           2              5
                                     --             --
           Total                     70             31


  Geographical Distribution
  -------------------------

   The Company's 101 sales and distribution facilities are located in 23 states in the Midwest, Northeast and South. The Company believes that its geographic diversity generally lessens the impact of economic downturns and adverse weather conditions in any one of the Company's geographic markets. The following table sets forth certain information with respect to the locations of the Company's sales and distribution facilities as of March 24, 1998:


       Midwest                        Northeast                         South
       -------                        ---------                         -----
             Number of                       Number of                       Number of
             Sales and                       Sales and                       Sales and
            Distribution                    Distribution                    Distribution
State        Facilities         State        Facilities         State        Facilities
-----       ------------        -----       ------------        -----       ------------
Michigan         30             Pennsylvania      6             Alabama           3
Wisconsin        14             New York          3             Kentucky          3
Indiana          11             Maine             2             Texas             2
Ohio              5             New Hampshire     2             Florida           2
Illinois          4             Connecticut       1             Mississippi       2
Colorado          3             New Jersey        1             North Carolina    2
                 --             Massachusetts     1             Georgia           1
                                Maryland          1             Louisiana         1
                                                 --             Tennessee         1
                                                                                 --
Total            67             Total            17             Total            17
                 ==                              ==                              ==


  Facilities Opened, Closed and Consolidated
  ------------------------------------------

   During 1997, the Company opened six new sales and distribution facilities. Five new facilities were in Major Markets: Aurora, Illinois; Colorado Springs and Denver, Colorado; Denton, North Carolina (Raleigh/Charlotte area); and a second facility in Pensacola, Florida. The new Niles, Michigan building center is in a Conventional market. A new component manufacturing facility was also opened in Denver, Colorado. During 1997, the Company also closed or consolidated three sales and distribution facilities and two component manufacturing facilities, all but one sales and distribution facility were located in Conventional Markets.

   During the first two months of 1998, as part of the 1998 Plan, the Company closed or consolidated eight building centers and two component manufacturing facilities, all in Conventional Markets. For a further description of the 1998 Plan see "Business Strategy" and Note 14 of Notes to Consolidated Financial Statements included elsewhere herein.

  The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by the Company at December 31, 1994, December 30, 1995, December 28, 1996, December 27, 1997, and March 24, 1998.

                                    Sales and          Component
                                   Distribution      Manufacturing
                                    Facilities         Facilities
                                   ------------       ------------
As of December 31, 1994                130                 10

  Acquisitions                           5                  2
  Expansion                              2                 --
  Closings                             (10)                --
  Consolidations                       (17)                (1)
                                       ----               ----
As of December 30, 1995                110                 11

  Expansion                             --                  1
  Consolidations                        (2)                --
                                       ----               ----
As of December 28, 1996                108                 12

  Expansion                              6                  1
  Closings                              (2)                --
  Consolidations                        (1)                (2)
                                       ----               ----
As of December 27, 1997                111                 11

  Expansion                             --                  1
  Sold                                  (2)                --
  Closings                              (7)                (2)
  Consolidations                        (1)                --
                                       ----               ----
As of March 24, 1998                   101                 10


Customers
---------

   The Company has a broad base of customers, with no single customer accounting for more than 1.0% of net sales in 1997. In 1997, 87% (the same percent as in 1996) of the Company's sales were on trade credit, with the remaining 13% as cash and credit card transactions.

  Home Builders
  -------------

  The Company's primary customers are single-family home builders. In 1997, all home builder customers accounted for 57% of the Company's sales, the same as in 1996. The majority of the Company's sales to these customers are of high-volume commodity items, such as lumber, building materials, and manufactured housing components. The Company will continue its intense focus on this customer segment, offering new products and developing additional services to meet their needs.

  Commercial / Multi-family  Contractors
  --------------------------------------

   Wickes Direct and Wickes International concentrate on sales to commercial contractors (primarily those engaged in constructing motels, restaurants, nursing homes and extended stay facilities, and similar projects) and multi-family residential contractors. Sales to these customers are made on a direct ship basis as well as through the Company's sales and distribution facilities. In 1997, sales to these customers accounted for more than 18% of the Company's sales, compared with 16% of the Company's sales in 1996. As part of the 1998 Plan, the Company has integrated the Wickes Direct domestic program more closely with its other operations.

  Repair & Remodelers
  -------------------

  In 1997, R&R customers accounted for approximately 12% of the Company's sales, the same as in 1996. The R&R segment consists of a broad spectrum of customers, from part-time handymen to large, sophisticated business enterprises. Some contractors are involved exclusively with single product application, such as roofing, siding, or insulation, while some specialize in remodeling jobs, such as kitchen or bathroom remodeling or the construction of decks, garages, or full room additions. The Company offers the product and project expertise, special order capability, design assistance, and credit terms to serve the widely varying needs of this diverse market.

  DIYers
  ------

   Sales to DIYers (both project and convenience) represented about 13% of the Company's sales in 1997, compared with 15% in 1996. The percentage of sales to DIYers varies widely from one sales and distribution facility to another, based primarily on the degree of local competition from warehouse and home center retailers. The Company's sales and distribution facilities do not have the large showrooms or broad product assortments of the major warehouse or home center retailers. For small purchases, the showrooms serve as a convenience rather than a destination store. Consequently, the Company's focus on consumer business is toward project DIYers -- customers who are involved in major projects such as building decks or storage buildings or remodeling kitchens or baths.


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

    The Company provides a wide range of customer services to building professionals, including expert assistance, technical support, trade credit, scheduled job-site delivery, manufacture of customized components, installed sales, specialized equipment, logistical and material flow design and support, and other special services. Building professionals generally select building material suppliers based on price, job-site delivery, quality and breadth of product lines, reliability of inventory levels, and the availability of credit.

   For a description of the programs designed for and the emphasis being applied to professional customers in Major Markets, see " Business Strategy - Major Markets."

   In both Conventional and Major Markets, the Company's primary link to the building professional market is its experienced sales staff. The Company's approximately 400 outside sales representatives ("OSR's") are commissioned sales persons who work with professional customers on an on-going basis at the contractors' job sites and offices. Typically, a sale to a contractor is made through a competitive bid prepared by the OSR from plans made available by the contractor. From these plans, the OSR or sales support associate prepares and provides to the contractor a bid and a complete list, or "take-off," of the materials required to complete the project. Preparation of a take-off requires significant time and effort by trained and experienced sales representatives and support associates. The Company has equipped most of its sales and distribution facilities with a computerized system which significantly reduces the time required to prepare take-offs. In addition, this system instantly recalculates changes and automatically includes add-on products needed to complete the project, which generally improves productivity, sales and margins. The ability of the sales representative to provide prompt and accurate take-offs, to arrange timely deliveries, and to provide additional products or services as necessary is an important element of the Company's marketing strategy and distinguishes the Company from many of its competitors.

   The Company currently employs 148 specialty salespeople in its sales and distribution facilities who provide expert advice to customers in project design, product selection and applications. A staff of 60 trained R&R sales specialists offer special services to R&R contractors equivalent to that accorded home builders. In many of its sales and distribution facilities, the Company maintains separate R&R offices. The Company currently has kitchen and bath departments in most of its sales and distribution facilities and has a staff of 80 kitchen and bath specialists. The Company also employs 8 specialists in other departments.

   The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Approximately 87% of the Company's sales during 1997 were on credit, with the remaining 13% consisting of cash or credit card sales, including approximately 1% of sales on the Company's private label credit card. Overall credit policy is established at the corporate level, with each sales and distribution facility manager and a district credit manager responsible for the administration and collection of accounts. The accounts are generally not collateralized, except to the extent the Company is able to take advantage of the favorable materialmen's lien laws of most states applicable in the case of delinquent accounts. The Company's credit practices have resulted in a bad debt expense of .2% of total credit sales in 1997, compared with .1% in 1996, .8% in 1995 and .3% in both 1994 and 1993. Much of the increase in 1995 was attributable to the conversion of accounts at the Gerrity Lumber facilities, acquired in 1994, to the Company's credit practices.

   The Company owns and leases a fleet of 770 delivery vehicles as of February 28, 1998, to provide job-site deliveries of building materials scheduled to coordinate with project progress, including 68 specialized delivery trucks equipped for roof-top or second story delivery, 90 specialized millwork delivery vehicles, and 28 vehicles designed for installation of blown insulation. The Company will continue to add these specialized vehicles to other markets where there is sufficient demand for such services.

   Over the past several years, the Company has installed and will continue to increase its base of computer-aided design hardware and software. These systems include design and take-off software for kitchens, decks, outbuildings, additions and houses. With these tools, sales representatives and specialists are able to provide customers with professional-quality plans more efficiently.

  In 1997, the Company rolled out an equipment rental program at 25 of its sales and distribution facilities. This program rents specialized, professional quality tools and equipment to customers in need of equipment for unique or short term projects.

   The Company's internet site on the world wide web provides information about Wickes' services and products, facilitates doing business with customers, allows customers to look up their own transactional information, and features extensive links to suppliers and other industry references. The home page can be found at the internet address: http://www.wickes.com/.

   The Company advertises in trade journals and produces specialized direct mail promotional materials designed to attract specific target customers. The Company does some select newspaper advertising, which may include circulars and run-of-press advertisements. It also has numerous product displays in its sales and distribution facilities to highlight special products and services.

   To increase customer loyalty and strengthen customer relationships, the Company, in many cases with vendor support, sponsors or participates in numerous special marketing activities, such as trade show events, informational product seminars, various outings, and professional builder trips.

  DIYers
  ------

   Most sales and distribution facilities, primarily building centers located in Conventional Markets, also pursue sales to project DIYers through their staff of specially-trained inside sales representatives and specialists. These representatives provide professional advice to consumers for home improvement projects and assist these customers in designing specific projects with sophisticated computer design software. The sales representatives can also provide a comprehensive list of materials and detailed drawings to assist customers in completing their projects. The Company believes that project DIYers are attracted to its sales and distribution facilities by this high level of service.

   The Company's showrooms generally feature product presentations such as kitchen and bath and door and window displays. The showrooms are regularly re-merchandised to reflect product trends, service improvements and market requirements. During 1997, the Company made significant investments to improve the appearance and merchandising of 19 of its sales and distribution facilities' showrooms. For the first six Resets, completed prior to the end of the third quarter of 1997, the average sales increase over 1996 has exceeded 15%. While the Company has no current Resets in progress, additional showroom improvements are scheduled for 1998 and future years.

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


Products
--------

  The Company stocks a wide variety of building products, totaling approximately 63,000 SKUs Company-wide, to provide its customers with the quality products needed to build, remodel and repair residential and commercial properties. Each of the Company's sales and distribution facilities tailors its product mix to meet the demands of its local market. Approximately 5,500 SKUs is typically stocked in each sales and distribution facility.

   The Company separates its products into four groups: Commodity Wood Products -- lumber, plywood, treated lumber, sheathing, wood siding and specialty lumber; Building Products -- roofing, vinyl siding, doors, windows, mouldings, drywall and insulation; Hardlines -- hardware products, paint, tools, kitchen and bathroom cabinets, plumbing products, electrical products, light fixtures and floor coverings; and Manufactured Housing Components -- roof and floor trusses, and interior and exterior wall panels. Commodity Wood Products, Building Products, Hardlines, and Manufactured Housing Components represented 45%, 35%, 11% and 9% of the Company's sales for 1997 and 45%, 36%, 12% and 7%, respectively, of sales for 1996.

  In addition to stock items, the Company also fills special orders, either from its own manufacturing facilities or through outside suppliers. The Company believes that these special order services are extremely important to its customers, particularly the building professional. In 1997, approximately 31% of the Company's sales were of special order items, compared with 30% in 1996.


Manufacturing
-------------

   The  Company  owns and operates ten component manufacturing  facilities  that supply the Company's sales and distribution facilities with certain higher-margin, value-added products such as pre-hung doors, framed wall panels, and roof and floor trusses. These manufacturing facilities enable the Company to serve the needs of its professional customers for such quality, custom-made products. In 1997 the door manufacturing operations supply approximately 48% of the pre-hung interior doors and 65% of the metal exterior doors sold by the
Company. The truss manufacturing operations supplied approximately 38% of the total roof and floor truss systems and 56% of the total wall panel systems sold by the Company in 1997. The Company believes that these pre-assembled products improve customer service and provide an attractive alternative to job-site construction as labor costs rise. The Company has also entered into arrangements with two manufacturers that exclusively or primarily serve the Company and as resources permit the Company plans to expand its manufacturing facilities to take advantage of these increased opportunities and to supply a greater number of its sales and distribution facilities with these products.


Suppliers and Purchasing
------------------------

   The Company purchases its products from numerous vendors. The great majority of commodity items are purchased directly from manufacturers, while the remaining products are purchased from a combination of manufacturers, wholesalers and other intermediaries. No single vendor accounted for 5% of the Company's purchases in 1997, and the Company is not dependent upon any single vendor for any material product. The Company believes that alternative sources of supply are readily available for substantially all of the products it offers.

   The great majority of the Company's commodity purchases are made on the basis of individual purchase orders rather than supply contracts. In certain product lines, though, the Company has negotiated some advantageous volume pricing agreements for a portion of the product line's purchases. Because approximately 32% of the Company's average inventory consists of commodity wood products and manufactured housing components, which are subject to price volatility, the Company attempts to match its inventory levels to short-term demand in order to minimize its exposure to price fluctuations. The Company has developed an effective coordinated purchasing program that allows it to minimize costs through volume purchases, and the Company believes that it has greater purchasing power than many of its smaller, local independent competitors. The Company seeks to develop close relationships with its suppliers in order to obtain favorable pricing and service arrangements.

   The Company's computerized inventory tracking and forecasting system, as part of its inventory replenishment system, is designed to track and maintain appropriate levels of products at each sales and distribution facility. These systems have increased the Company's operating efficiencies by providing an automated inventory replenishment system.

   The Company has active rail sidings at 47 of its sales and distribution facilities enabling suppliers to ship products purchased by the Company directly to these facilities by rail. The Company also utilizes two distribution centers owned by third parties, located in Chicago, Illinois and Allentown, Pennsylvania, through which approximately 4% of the Company's wood products inventory is delivered.


Seasonality
-----------

   Historically, the Company's first quarter and, occasionally, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


Competition
-----------

   The building material industry is highly competitive. Due to the fragmented nature of this industry, the Company's competitive environment varies by location and by customer segment. Reduced levels of construction activity have, in the past, resulted in intense price competition among building material suppliers that has at times adversely affected the Company's gross margins.

   Within the professional market, the Company competes primarily with local independent lumber yards and regional and local building material chains. Building professionals generally select building material suppliers based on price, job-site delivery, quality and breadth of product lines, reliability of inventory levels, and the availability of credit. The Company believes that it competes favorably on each of these bases. The Company believes that it has a significant competitive advantage in rural markets and small communities, where it competes primarily with local independent lumber yards, regional building material chains, and, to a lesser extent, with national building center chains and warehouse and home center retailers, which generally locate their units in more densely populated areas. In Major Markets the Company believes that its total package of services and ability to serve the large builder provides it with a competitive advantage.


Environmental and Product Liability Matters
-------------------------------------------

   Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. Other than tanks at one acquired facility, recently installed and in compliance with modern standards, all such tanks known to the Company located on facilities owned or operated by the Company have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company the remediation of which the Company could, under certain circumstances, be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions, and the Company has reserved $0.5 million towards the cost of these and other environmental and product liability matters. Sales of excess properties over the past three years have resulted in only minimal findings.

   Although the Company has not expended material amounts in the past nine years with respect to the foregoing, and expenditures in the most recent three years have been significantly reduced, there can be no assurances that these matters will not give rise to additional compliance and other costs that could have a material adverse effect on the Company.

   For information concerning certain litigation concerning products containing asbestos, see "Item 3. Legal Proceedings."

Employees
---------

   As of February 28, 1998, the Company had approximately 3,766 employees, of whom 3,270 were employed on a full-time basis. The Company believes that it has maintained favorable relations with its employees. None of the Company's employees are covered by a collective bargaining agreement.


Trademarks and Patents
----------------------

   The Company has no material patents, trademarks, licenses, franchises, or concessions other than the name "Wickes Lumber" and the "Flying W" trademark.


Item 2.  PROPERTIES.
--------------------

   The Company's 101 sales and distribution facilities are located in 23 states, with 67 in the Midwest, 17 in the Northeast and 17 in the South. See "Item 1. Business - Markets." The Company believes that its facilities generally are in good condition and will meet the Company's needs in the foreseeable future.

   The Company's Conventional Market building centers generally consist of a showroom averaging 9,600 square feet and covered storage averaging 38,500 square feet. The Company's sales and distribution facilities located in Major Markets tend to be more specialized. Included among these facilities are two WCS facilities, which stock little or no commodity wood products and therefore have no traditional lumber storage yard, as well as facilities that stock primarily commodity wood products and therefore have no showroom, as well as facilities similar to the Company's Conventional Market building centers. The Company upgraded or Reset 19 of its showrooms in 1997. The Company's sales and distribution facilities are situated on properties ranging from 1.0 to 28.2 acres and averaging 9.4 acres. The Company also operates ten component manufacturing facilities which have an average of 40,000 square feet under roof on 7.1 acres.

   The Company owns 84 of its sales and distribution facilities and 82 of the sites on which such facilities are located. The remaining 17 sales and distribution facilities and 19 sites are leased. As of December 27, 1997, the Company also held for sale the assets of nine closed facilities and one other property with an aggregate book value of $3.5 million. In addition to its sales and distribution facilities, the Company operates ten component manufacturing plants. Four of these plants are located on sales and distribution facility sites. Of the remaining six plants, four are on owned sites and two are on leased properties.

   The Company also owns or leases a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of the Company's products. As of February 28, 1998, the fleet included approximately 129 heavy duty trucks, 68 of which provide roof-top or second story delivery, 523 medium duty trucks, 516 light duty trucks and automobiles, 571 forklifts, 90 specialized millwork delivery vehicles, and 28 vehicles equipped to install blown insulation.

   The Company leases its corporate headquarters, a portion of which is subleased, located at 706 North Deerpath Drive in Vernon Hills, Illinois.


Item 3.  LEGAL PROCEEDINGS.
---------------------------

   On  November 3, 1995, a complaint styled Morris Wolfson v. J. Steven  Wilson,
                                            ------------------------------------
Kenneth  M.  Kirschner, Albert Ernest, Jr., Claudia B. Slacik,  Jon  F.  Hanson,
--------------------------------------------------------------------------------
Robert  E.  Mulcahy, Frederick H. Schultz, Wickes Lumber Company  and  Riverside
--------------------------------------------------------------------------------
Group,  Inc. was filed in the Court of Chancery of the State of Delaware in  and
------------
for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the sale by the Company in 1996 of 2 million newly-issued shares of the Company's Common Stock to Riverside Group, Inc., the Company's largest stockholder, was unfair and constituted a waste of assets and that the Company's directors in connection with the transaction breached their fiduciary duties. The amended complaint, among other things, seeks on behalf of a purported class of the Company's shareholders equitable relief or to obtain damages with respect to, the transaction. See "Item 1. Business - Background" and Note 9 of Notes to Consolidated Financial Statements included elsewhere herein. There was no activity in this suit in 1997.

   The Company is one of many defendants in approximately 100 actions, each of which seeks unspecified damages, brought since 1993 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
-------------------------------------------------------------

  None.
                                       21

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
----------------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------

   The Company's Common Stock is authorized for trading on the NASDAQ National Market System under the trading symbol "WIKS." As of February 28, 1998, there were 7,682,666 shares outstanding held by approximately 153 shareholders of record. There was also outstanding 499,768 shares of Class B Non-Voting Common Stock, which are not publicly traded.

  The following table sets forth for the periods indicated the high and low last sale prices for the Company's Common Stock as reported on the NASDAQ National Market System. Prices do not include retail markups, markdowns or commissions.


          Three Months Ended              High           Low
          ------------------              ----           ---
          Fiscal 1997
          -----------
          March 29                       $6.50         $3.125
          June 28                         6.25          3.00
          September 27                    6.25          4.00
          December 27                     5.125         3.00

          Fiscal 1996
          -----------
          March 30                       $6.625        $4.00
          June 29                         5.50          4.75
          September 28                    5.25          4.00
          December 28                     4.875         3.375


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


Item 6.  SELECTED FINANCIAL DATA.
---------------------------------

   The following table presents selected financial data derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 27, 1997. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

                                          WICKES INC. AND SUBSIDIARIES
                                      SELECTED CONSOLIDATED FINANCIAL DATA
                                (in thousands, except ratios and per share data)


                                                     Dec. 27,        Dec. 28,        Dec. 30,        Dec.  31,      Dec. 25,
                                                       1997            1996            1995            1994           1993
                                                       ----            ----            ----            ----           ----

Income Statement Data:
 Net sales                                           $884,082        $848,535        $972,612         $986,872      $846,842
 Gross profit                                         203,026         189,463         220,812          233,831       206,558
 Selling, general and administrative expense          185,385         162,329         194,629          194,586       174,889
 Depreciation, goodwill and trademark amortization      4,863           5,367           5,882            4,543         5,782
 Provision for doubtful accounts                        1,707           1,067           6,482            2,457         1,942
 Other operating income                                10,689           6,796           5,831            6,772         4,575
 Income from operations before restructuring
  and unusual items                                    21,760          27,496          19,650           39,017        28,520
 Restructuring and unusual items (1)                     (559)            745          17,798            2,000            53
 Income from operations                                22,319          26,751           1,852           37,017        28,467
 Interest expense (2)                                  21,417          21,750          24,351           21,663        20,298
 Equity in loss of affiliated company                   1,516           3,183           3,543               --            --
 (Loss) income before income taxes, and
  extraordinary gain                                     (614)          1,818         (26,042)          15,354         8,169
 Income taxes                                           1,099           1,010           1,353            1,660         1,227
 Deferred tax (benefit)/expense(3)                       (153)            300         (11,796)         (14,360)           --
 (Loss) income before extraordinary gain               (1,560)            508         (15,599)          28,054         6,942
 Extraordinary gain (4)                                    --              --              --               --         1,241
 Net (loss) income                                     (1,560)            508         (15,599)          28,054         8,183
 Dividends applicable to redeemable
  preferred stock                                          --              --              --               --          (872)
 (Loss) income applicable to common shares             (1,560)            508         (15,599)          28,054         7,311
 Ratio of earnings to fixed charges (5)                  0.98            1.07              --             1.63          1.37
 Interest coverage (6)                                   1.36            1.61            0.35             2.09          2.08
 Adjusted interest coverage (7)                          1.33            1.65            1.15             2.19          2.09

Per Share Data: (8)
 Basic and diluted (loss) earnings per common
  share (per pro forma share in 1993) (9)              ($0.19)          $0.07          ($2.54)           $4.57         $1.34
 Weighted average common shares outstanding
  (pro forma in 1993) (9)                           8,188,420       7,221,082       6,150,619        6,154,770     6,099,985

Operating and Other Data:
 EBITDA (10)                                          $27,182         $32,118         $ 7,734          $41,560       $34,249
 Adjusted EBITDA (11)                                  26,623          32,863          25,532           43,560        34,302
 Cash interest expense (12)                            19,791          19,969          22,266           19,882        16,435
 Depreciation and amortization                          4,863           5,367           5,882            4,543         5,782
 Deferred financing cost amortization                   1,401           1,781           2,085            1,781         1,840
 Capital expenditures                                   7,758           2,893           7,538            9,760         4,289
 Same store sales growth (13)                             4.7%           (6.4%)          (3.8%)           14.1%         14.3%
 Sales and distribution facilities open
  at end of period                                        111             108             110              130           124
 Net cash (used in) provided by operating activities  (24,554)         18,710          15,862            1,331       (21,269)
 Net cash provided by (used in) investing activities    6,040           2,410         (10,277)         (41,777)        5,323
 Net cash provided by (used in) financing activities   16,660         (19,274)         (7,535)          42,480        15,944

Balance Sheet data (at period end):
 Working capital                                     $134,459        $116,771        $139,622         $163,511      $104,089
 Total assets                                         283,352         272,842         302,515          319,573       248,015
 Total long-term debt, less current maturities        193,061         176,376         205,221          211,139       167,883
 Total stockholders' equity                            24,001          25,499          15,129           30,146         1,818

                                       23

                  Notes to Selected Consolidated Financial Data

  (1) In 1997, the Company recorded a $0.6 million credit as a result of finalizing the 1995 Restructuring Plan. In 1995, the Company recorded a $17.8 million charge relating to a plan to reduce the number of operating building centers, the corresponding overhead to support those centers identified, strengthen its capital structure, and other unusual items. The 1995 restructuring plan was adjusted in 1996 by an additional charge of $0.7 million. In 1994, the Company recorded a $2.0 million charge primarily as a result of its headquarters cost reduction plan.

  (2) Interest expense includes cash interest expense, amortization of deferred financing costs and accretion of note discount (See note 12 below).

  (3) The deferred tax benefit recorded in 1994 includes a $21.0 million reduction of the Company's valuation allowance for deferred tax assets.

  (4) During the year ended December 25, 1993, the Company completed a recapitalization plan (the "Recapitalization Plan"). As a result of the Recapitalization Plan, the early extinguishment of debt, the retirement of supplemental retirement benefits and the expensing of unamortized 1988
     Acquisition costs, the Company recorded an extraordinary gain of $1.2 million, net of income taxes of $0.2 million.

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

  (6) For purposes of computing this ratio, earnings consists of EBITDA (as defined in Note 10 below), which is divided by cash interest expense (as defined in Note 12 below).

  (7) For purposes of computing this ratio, earnings consists of Adjusted EBITDA (as defined in Note 11 below), which is divided by cash interest expense (as defined in Note 12 below).

  (8) All per share data reflect a 21.73-for-1 stock split declared October 1993, immediately prior to the consummation of the Recapitalization Plan.

  (9) For 1993, earnings per share is based upon the pro forma 6,099,985 weighted average number of common shares outstanding giving effect to the Recapitalization Plan. 1993 historical earnings per common share were $2.55, based on 2,871,091 weighted average common shares outstanding. Both historical and weighted average common shares have been adjusted per SFAS 128 requirements.

(10) EBITDA represents income (loss) before income taxes, extraordinary gain, equity in loss of affiliated company, interest expense, depreciation and amortization. EBITDA is not presented herein as an alternative measure of operating results but rather to provide additional information related to debt service capability, and does not represent cash flow from operations, as defined by GAAP.

(11) Adjusted EBITDA represents EBITDA (as defined in Note 10 above) adjusted to exclude restructuring and unusual items.

(12) Cash interest expense consists of interest expense less amortization of deferred financing costs and accretion of subordinated note discount. The following table details interest expense, cash interest expense, and interest paid for each of the five years ended December 27, 1997.

                                   1997     1996     1995     1994     1993
                                 -------  -------  -------  -------  -------
Interest expense                 $21,417  $21,750  $24,351  $21,663  $20,298
Less:
 Amortization of deferred
     financing costs               1,401    1,781    2,085    1,781    1,840
 Accretion of note discount           --       --       --       --    2,023
                                 -------  -------  -------  -------  -------
Cash interest expense             20,016   19,969   22,266   19,882   16,435

Decrease (increase) in
  accrued interest                  (225)     403      557   (1,105)   8,863
                                 -------  -------  -------  -------  -------
Interest paid                    $19,791  $20,372  $22,823  $18,777  $25,298
                                 -------  -------  -------  -------  -------

13)  For  1997,  same  store  data reflects average sales  from  107  sales  and distribution  facilities and other facilities that  were  operated  by  the company  throughout  1997  and 1996.  In 1996,  the  company  includes  101
     building  centers and other facilities in same store data  averages.   Same
     store  data  for 1995 reflects average sales from 101 building centers  and other  facilities.  The sixteen lumber centers closed on December 29,  1995 were  excluded from the 1995 same store figures, and two centers that  were consolidated  with another Wickes center, in early 1995, were  included  in
     1995  same store results.  For 1994 same store data reflects average  sales from  the  122 building centers and other facilities that were operated  by the  Company  throughout 1994 and 1993.  1993 data  reflects  124  building centers  and  other facilities operated throughout the period 1992  through
     1993.




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

General
-------

   The  following  table sets forth, for the periods indicated,  the  percentage relationship  to net sales of certain expense and income items.  The  table  and
subsequent  discussion  should  be  read  in  conjunction  with  the   financial
statements and notes thereto appearing elsewhere herein.


                                                      Years Ended
                                                      -----------

                                              Dec. 27,  Dec. 28,  Dec. 30,
                                                1997      1996      1995
                                              --------  --------  --------
     Net sales                                 100.0%    100.0%    100.0%
     Gross profit                               23.0      22.3      22.7
     Selling, general and administrative
       expense                                  21.0      19.1      20.0
     Depreciation, goodwill and trademark
       amortization                               .6        .6        .6
     Provision for doubtful accounts              .2        .1        .7
     Restructuring and unusual items             (.1)       .1       1.8
     Other operating income                     (1.2)      (.8)      (.6)
     Income from operations                      2.5       3.2        .2


   The Company's operations, as well as those of the building material industry generally, have reflected substantial fluctuations from period to period as a consequence of various factors, including levels of construction activity, general regional and local economic conditions, weather, prices of commodity wood products, interest rates and the availability of credit, all of which are cyclical in nature. The Company anticipates that fluctuations from period to period will continue in the future. Because a substantial percentage of the Company's sales are attributable to building professionals, certain of these factors may have a more significant impact on the Company than on companies more heavily focused on consumers.

   The Company's first quarter and, occasionally, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter conditions. While the Company experienced relatively mild weather during the first quarter of 1995, record setting snow falls throughout the Midwest and Northeast in January of 1996, adversely affected construction activity in the first quarter of 1996. Weather conditions in 1997 were relatively normal throughout the year.

   The following table contains selected unaudited quarterly financial data for the years ended December 27, 1997, December 28, 1996, and December 30, 1995.

                            QUARTERLY FINANCIAL DATA
                            ------------------------
                               Three Months Ended
              (in millions, except per share data and percentages)

                                                           Basic and Diluted
                        Net Sales as a                       Net Earnings/
                         % of Annual    Gross    Net Income   (Loss) per
              Net Sales   Net Sales     Profit    /(Loss)    Common Share
              ---------   ---------   ---------   ---------   ------------
1997
  March 29      $159.3       18.0%      $36.9       $(5.2)       $(.63)
  June 28        237.3       26.9        54.3         1.3          .16
  September 27   266.3       30.1        60.3         1.8          .22
  December 27    221.1       25.0        51.5         0.5          .06

1996
  March 30      $152.5       18.0%      $34.9       $(6.2)      $(1.00)
  June 29        228.8       27.0        51.2         1.9          .29
  September 28   255.6       30.1        55.5         2.8          .35
  December 28    211.7       24.9        47.9         2.0          .24

1995
  April 1       $191.7       19.7%      $45.6       $(4.6)       $(.75)
  July 1         272.8       28.0        63.9         2.5          .40
  September 30   284.5       29.3        62.9         1.9          .31
  December 30    223.6       23.0        48.4       (15.4)       (2.50)

   Net income/(loss) in the fourth quarter of 1995 was negatively affected by a $17.8 million charge for restructuring and unusual items. In 1997 and 1996 the Company recorded a benefit of $0.6 million and a charge of $0.7 million, respectively, as restructuring and unusual items. For additional information on the restructuring and unusual items charge see Note 3 of Notes to Consolidated Financial Statements included elsewhere herein. In addition, in 1996 the Company received insurance premium adjustments from a former insurance carrier in the amount of $2.2 million and reversed an accrual of $1.5 million for other disputed insurance premiums with this carrier. Accordingly selling, general and administrative expenses were reduced by $1.0 million during the first three quarters of 1996 and by $2.7 million in the fourth quarter of 1996. In the fourth quarter of 1997, the Company recorded a gain of $4.5 million on the sale of six pieces of real estate. In the fourth quarter of 1996, only three pieces of real estate were sold with a net gain of $0.6 million. Gains or losses on the sale of real estate are recorded under other operating income.

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

   This Item 7 contains statements which, to the extent that they are not recitations of historical fact, constitute Forward Looking Statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. A number of important factors could cause the Company's business and financial results and financial condition to be materially different from those stated in the Forward Looking Statements. Those factors include but are not limited to the seasonal and cyclical factors discussed above in this Item 7 and elsewhere in this report, the effects of the Company's substantial leverage and competition, the success of the Company's operational efforts, and the matters discussed in Note 8 of the Notes to Consolidated Financial Statement included elsewhere herein.


1997 Compared with 1996
-----------------------

  Net Sales
  ---------

   Net sales for 1997 increased $35.5 million, or 4.2%, to $884.1 million from $848.5 million in 1996. Sales for all facilities operated throughout both years ("same store") increased 4.7%. During 1997, the Company experienced a 4.1% increase in same store sales to its primary customer segment, the professional home builder, and a 16.4% increase in same store sales to commercial builders. Consumer same store sales were down 6.8% for the year.

   The Company believes that the following matters contributed to the 1997 sales increase. Throughout most of 1997, the Company operated three more sales and distribution facilities than it operated during 1996. Also, the Company believes that showroom Resets at 19 of its sales and distribution facilities in 1997, sales training, and big builder initiatives also had a positive effect on sales. Finally, weather conditions in the Northeast during the first quarter of 1997 were more favorable compared with the record snowfalls recorded in the first quarter of 1996. The Company believes that inflation/deflation in lumber prices had negligible impact on total sales.

  In February 1998, the Company announced that it had closed an additional eight facilities and intended to sell its two locations in Iowa. See "Item 1. Business - Business Strategy". These facilities contributed an aggregate of $46.5 million to 1997 sales.

   Total housing starts in the United States were relatively unchanged in 1997 compared with 1996. Starts in the Company's primary geographical market, the
Midwest, decreased approximately 5.5%. The Company's two other geographical markets, the Northeast and South, experienced increases in 1997 housing starts of 3.5% and 1.3%, respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, experienced a decrease of 2.4%, from 1.16 million starts in 1996 to 1.13 million starts in 1997.

  Gross Profit
  ------------

   Gross profit increased $13.6 million to 23.0% of net sales for 1997 compared with 22.3% of net sales for 1996. The increase in gross profit is primarily due to increases in sales, reductions in product costs, and increases in sales of manufactured products.

   The increase in gross profit as a percent of sales is primarily attributable to reduced cost of sales as a result of a concerted effort to obtain the best pricing available. The Company also expanded its sales of higher margin internally manufactured products by approximately 27% from 1996 to 1997, and experienced a reduction in costs associated with physical inventory count adjustments. These increases were partially offset by increased percent of sales  attributable to professional builders and an increase in the  percent  of sales attributable to lower margin commodity lumber products. The percent of Company sales attributable to professional builders increased to 86.5% for 1997 compared with 84.7% in 1996. The Company anticipates that its continued focus on the professional builder will create additional pressure on gross profit margins.

  Selling, General, and Administrative Expense
  --------------------------------------------

   In 1997, selling, general, and administrative expense ("SG&A") increased as a percent of net sales to 21.0% compared with 19.1% of net sales in 1996, primarily as a result of the Company's increase in sales and distribution facility employees in an effort to increase sales and market share, expenses associated with showroom remerchandisings in 19 facilities in 1997, expenses associated with expansion of the Company's Major Market program in 1997, and insurance recoveries recorded in 1996 with respect to prior years.

   Compared to 1996, on a same store basis, the average number of employees at the Company's sales and distribution facilities in 1997 increased by approximately 5%. The Company also experienced an increase in salaries and wages in its non-core operations. Both were major factors in the 1.0% increase, as a percentage of sales, of the Company's salaries, wages and employee benefits. The Company also experienced increases as a percentage of sales in travel, office supplies, professional and marketing expenses.

   During 1997, the Company Reset the showrooms of 13 Conventional Market building centers and six Major Market sales and distribution facilities. Also during 1997, the Company continued its efforts to expand its Major Markets program. See "Item 1. Business - Business Strategy". Expenses associated with these Resets and expansion of the Major Markets program totaled approximately $1.8 million in 1997 and accounted for approximately $1.3 million of the SG&A increase.

   In 1996, the Company recorded $3.7 million of insurance recoveries for prior years' casualty insurance programs. During 1997, the Company recorded $0.3 million in prior year insurance recoveries.

   In October 1997, the Company announced plans to streamline operations and to focus on core operations. In accordance with these plans, the Company discontinued or sold non-core operations that contributed approximately $1.5 million of SG&A during 1997. In addition, the Company effected headquarters staffing reductions beginning in October 1997, and increased the amount of these reductions pursuant to a determination announced in February 1998. The Company expects these headquarters reductions to result in approximately $6 million annually in future SG&A savings. Also, the Company announced in February 1998 that it had closed eight additional underperforming building centers and planned to sell its two Iowa building centers. For further information, including the charge expected to be taken by the Company in the first quarter of 1998, see "Item 1. Business - Business Strategy" and Note 14 of the Notes to Consolidated Financial Statement included elsewhere herein.

  Depreciation, Goodwill and Trademark Amortization
  -------------------------------------------------

  Depreciation, goodwill and trademark amortization costs decreased $0.5 million in 1997 compared with 1996. The primary reason for this decrease is that most of the Company-owned delivery vehicles were fully depreciated in 1997. Since 1993 the Company's new vehicles have been obtained primarily through operating leases.

  Provision for Doubtful Accounts
  -------------------------------

   The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Provision for doubtful accounts increased to $1.7 million or 0.2% of sales for 1997 from $1.1 million or 0.1% of sales for 1996. Historically the Company's provision for doubtful accounts averages approximately 0.3% of sales. The results achieved in 1996 were a result of increased efforts to collect previously reserved accounts receivable, especially those attributable to the Gerrity Lumber acquisition centers.

  Restructuring and Unusual Items
  -------------------------------

   During 1997 the Company completed its 1995 Plan. As a result, it recorded a reduction in accrued costs and a benefit to restructuring and unusual charges of approximately $2.1 million. This benefit was partially offset by a $1.5 million restructuring charge for severance and postemployment benefits and anticipated losses on the disposal of discontinued non-core programs and related reductions in headquarters staffing which was announced by the Company in October of 1997. The non-core programs affected by these reductions included the sale or closing of the Company's mortgage lending, utilities marketing, and internet service programs not directly related to the building supply business. See "Item 1. Business - Business Strategy". The company expects to record a $5.4 million restructuring charge in the first quarter of 1998 with respect to facilities closings and staffing reductions announced in February 1998. See Note 14 of the Notes to Consolidated Financial Statement included elsewhere herein.

  Other Operating Income
  ----------------------

   Other operating income increased to $10.7 million in 1997, compared with $6.8 million in 1996. The increase resulted from gains reported on the sale of facilities and excess equipment of approximately $6.3 million, an increase of $4.3 million from the $2.0 million recorded in 1996. The approximately $0.7 million gain on the sale of the Company's headquarters in Vernon Hills, Illinois, is being amortized over a 15-year period consistent with the Company's lease of the facility. This increase was partially offset by a $0.6 million gain recorded in 1996 as a result of the difference between insured replacement cost and book value as a result of a fire and storm damage at several of the Company's building centers.

  Interest Expense
  ----------------

   Interest expense decreased to $21.4 million in 1997 from $21.8 million in 1996, as a result of a decrease in Company's overall effective borrowing rate of 21 basis points, partially offset by an increase in average outstanding debt under the Company's revolving line of credit of $4.5 million. The increase in average outstanding debt was due primarily to reduced net cash flow from operating activities and increased investment in property, plant and equipment.

  Equity in Loss of Affiliated Company
  ------------------------------------

  During 1997, the Company's equity in the losses of Riverside International LLC was $1.5 million compared with $3.2 million during 1996. The $1.5 million loss in 1997 reduced the Company's net investment to zero. See Notes 2 and 13 of Notes to Consolidated Financial Statements included elsewhere herein.

  Provision for Income Taxes
  --------------------------

   In 1997 the Company recorded current income tax expense of $1.1 million compared with $1.0 million in 1996. Current income tax provisions for both years consist of state and local tax liabilities.

   A deferred tax benefit of $0.2 million was also recorded for 1997. This compares with a deferred tax expense of $0.3 million in 1996. The 1997 benefit results from the loss before income taxes and the establishment of a deferred tax asset, in accordance with FAS 109. Management has determined (based on the Company's positive earnings growth from 1992 through 1994 and its expectations for the future) that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

  Net Income
  ----------

   The Company experienced a net loss of $1.6 million in 1997 compared with net income of $0.5 million in 1996, a change of $2.1 million. The primary components of this change consist of an increase in SG&A expense of $23.1 million and an increase in provision for doubtful accounts of $0.6 million. These unfavorable changes were partially offset by increases in gross profit of $13.6 million and other operating income of $3.9 million, as well as decreases in losses attributable to Riverside International LLC of $1.7 million, restructuring and unusual items of $1.3 million, and depreciation, goodwill and trademark amortization of $0.5 million.

   Had the program eliminations, facilities closings and expense reductions announced in October 1997 and February 1998 been implemented prior to the beginning of 1997, the Company estimates that 1997 pro forma net income would have been $6.0 million, before the $6.9 million estimated charge with respect to these restructuring activities. See "Item 1. Business - Business Strategy" and
Note 14 of Notes to Consolidated Financial Statements included elsewhere herein.


1996 Compared with 1995
-----------------------

  Net Sales
  ---------
   Net sales for 1996 decreased $124.1 million, or 12.8%, to $848.5 million from $972.6 million in 1995. Same store sales decreased 6.4%. During 1996, the Company experienced a 2.1% decrease in same store sales to its primary customer segment, the professional home builder, and a 3.2% increase in same store sales to commercial builders.

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

   Total housing starts in the United States increased 9.6% in 1996, and starts in the Company's primary markets, the Midwest and Northeast, increased approximately 10.6% and 11.2%, respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, experienced an increase of 7.8% in 1996, from 1.07 million starts in 1995 to 1.16 million starts in 1996. In 1996 inflation in lumber prices had a negligible effect on sales.

  Gross Profit
  ------------

   Gross profit decreased $31.3 million to 22.3% of net sales for 1996 compared with 22.7% of net sales for 1995. The primary reason for the decrease in gross profit was the reduction in total sales as a result of the Company's program to reduce the number of under-performing building centers.

   The decline in gross profit as a percent of sales was primarily attributable to the Company's continued emphasis on sales to the professional builder, resulting in an increase in the portion of the Company's sales comprised of lower margin commodity products, and to a lesser extent a program to reduce the amount of excess and slow moving inventory. The percent of Company sales attributable to professional builders increased to 84.7% for 1996 compared with 81.6% in 1995, and sales attributable to commodity lumber products and manufactured housing components increased from 50.6% in 1995 to 52.7% in 1996. The decline in gross profit as a percent of sales was partially offset by a decrease in the cost associated with physical inventory count adjustments.

  Selling, General, and Administrative Expense
  --------------------------------------------

  In 1996, SG&A decreased as a percent of net sales to 19.1% compared with 20.0% of net sales in 1995. In 1996, the Company focused substantial efforts on better aligning its SG&A expenses to sales volumes and improving the productivity of its existing sales staff in order to improve profitability. As a result of the Company's 1995 Plan and several cost reduction initiatives implemented in the second half of 1995 and early 1996 the Company was able to reduce its total SG&A expense by 16.6%, which is proportionately greater than the 12.8% total sales decline for the year.

  The Company experienced a decrease in salaries, wages and employee benefits as a percent of sales by 0.5% from 1995 to 1996. On a same store basis, the number of total employees at the average building center during 1996 was reduced approximately 13% from 1995. In 1996 the Company successfully recovered $3.7 million in previous years' insurance costs. The recoveries associated with workers compensation insurance reduced salaries, wages and employee benefits by 0.2% of sales, and the balance of the recoveries reduced property and casualty insurance, as a percent of sales, by 0.2%. The Company also experienced decreases from 1995 to 1996 as a percent of sales in postage, communications, office supplies, and marketing expenses which were partially offset by increased delivery costs.

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

  Provision for Doubtful Accounts
  -------------------------------

  Provision for doubtful accounts decreased to $1.1 million or 0.1% of sales for 1996 from $6.5 million or 0.7% of sales for 1995. Much of this decrease was attributable to improved credit policies at centers acquired since 1994 and a more selective customer base. In addition, the Company significantly increased its efforts to collect previously reserved accounts receivable. The provision attributable to the Gerrity Lumber acquisition centers improved significantly from 1995 to 1996.

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

  Equity in Loss of Affiliated Company
  ------------------------------------

  During 1996, the Company's equity in the losses of Riverside International LLC was $3.2 million compared with equity in losses of $3.5 million during 1995.
See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

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


Statements of Financial Accounting Standards
--------------------------------------------

  Recently Issued Accounting Pronouncements
  -----------------------------------------

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The term comprehensive income is defined as the change in a business's equity. Comprehensive income includes net income as well as other components (revenues, expenses, gains and losses) that under generally accepted accounting principals are excluded from net income but effect equity. The statement is effective for fiscal years beginning after December 15, 1997. The Company believes adoption of the statement will not have a material effect on its financial statements.

   Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," changes SFAS 14 by requiring a new framework for segment reporting and includes the disclosure of financial information related to each segment. The statement is effective for fiscal years beginning after December 15, 1997. Since the Company currently operates as one business segment, the adoption of this statement is not expected to have an impact on the Company's financial statements.

Liquidity and Capital Resources
-------------------------------

   The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

   In 1997, net cash used in operating activities amounted to $24.6 million. This compares with cash provided by operating activities of $18.7 million in 1996 and $15.9 million in 1995. The change of $43.3 million is primarily the result of increases in accounts and notes receivable, inventory, and other assets, as well as decreased earnings after adjustment for non-cash expenses. A smaller decrease in accounts payable and accrued liabilities than the decrease recorded in 1996 helped to offset a portion of the change in net cash used in operating activities. The primary sources of cash for operating activities were borrowings on the Company's revolving credit agreement and proceeds from the sales of property, plant, and equipment. The Company also increased its capital expenditures in 1997 to $7.8 million from $2.9 million in 1996.

   Accounts receivable at the end of 1997 were $10.6 million, or 14.9%, higher than at year end 1996 primarily as a result of a $5.5 million increase in December 1997 credit sales compared with December 1996, an increase in accounts with extended terms, a reduction in allowance for doubtful accounts, and a receivable established for a property insurance loss. Inventory at the end of December 1997 was $2.0 million higher than at the end of 1996, primarily as a result of an increase in the number of sales and distribution centers. The amount of the Company's accounts payable on any balance sheet date may vary from the average accounts payable throughout the period due to the timing of payments and will tend to increase or decrease in conjunction with an increase or decrease in inventory. The Company's use of funds of approximately $3.4 million in other assets was primarily the purchase of $2.2 million in rental equipment to establish rental programs at 25 of its sales and distribution facilities and $0.9 million in additional transaction costs to amend and restate the Company's revolving credit agreement on April 11, 1997.

   In 1997, the Company completed two significant sale leaseback transactions that resulted in net proceeds of approximately $9.6 million, one of these being the Company's headquarters in Vernon Hills, Illinois. The $0.7 million gain on the sale of the headquarters facility is being amortized over the term of the lease.

   The Company's capital expenditures consist primarily of the construction of facilities for new and existing operations, the remodeling of sales and distribution facilities and component manufacturing facilities, and the purchase of equipment and management information systems. The Company may also from time to time make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. The Company made $7.8 million in capital expenditures in 1997. Approximately $4.1 million was expended on capital improvements for new operations, showroom Resets and expansion of manufacturing operations. The Company expects to spend between

$4 million and $5 million in 1998. These expenditures are expected to be funded by the Company's borrowings and its internally generated cash flow. At December 27, 1997, there were no material commitments for future capital expenditures.

  The Company maintained excess availability under its revolving credit facility throughout 1997. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In the first and second quarters of each year, the Company typically reaches its peak utilization of its revolving credit facility because of the inventory build-up needed for the peak building season. At all times during 1997 the Company was in full compliance with all of the requirements contained in its revolving credit agreement. Availability under the revolving credit facility is limited, in the aggregate, to the lesser of $130 million and a "borrowing base amount," which is the sum of (i) between 80% and 85% of eligible accounts receivable plus (ii) between 50% and 60% of eligible inventory. At February 28, 1998, the Company had outstanding borrowings of $95.4 million and unused availability of $17.4 million under its revolving credit facility.

  A second amendment and restatement of the Company's revolving credit agreement was completed on April 11, 1997. Among other things, this amendment and restatement (i) extended the life of the facility to March 2001, (ii) reduced the interest rate premiums over LIBOR and over prime by 75 basis points, (iii) included provisions for further interest rate premium reductions if certain performance levels are achieved, (iv) modified certain covenants, and (v) provided for increases in the amount of capital expenditures allowed by the agreement equal to the proceeds received from the sale of certain excess real estate. On December 24, 1997, the second amended and restated revolving credit agreement was amended to incorporate, among other things, a reduction in the fixed charge and net worth levels for the fourth quarter of 1997 and first quarter of 1998. A third amendment which, among other things, further reduced the fixed charge ratio requirement for the first three quarters of 1998 and allowed the Company to proceed with its 1998 Restructuring plan, was completed in March of 1998. See Note 14 of Notes to Consolidated Financial Statements included elsewhere herein. The Company currently has excess availability under its revolving credit facility and anticipates that funds provided by operations and under this facility will be adequate for the Company's future needs.

   On June 16, 1997 the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 8.11% (subject to adjustments in certain circumstances), for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. This interest rate swap is operative while the 30 day LIBOR borrowing rate remains below 6.7%. At February 27, 1998 the 30 day LIBOR borrowing rate was 5.69%.

   The revolving credit facility and the trust indenture relating to the Company's 11-5/8% Senior Subordinated Notes contain certain covenants and restrictions. Among other things, the revolving credit facility prohibits non-stock dividends, certain investments and other "restricted payments" by the Company. The trust indenture generally restricts non-stock dividends and other restricted payments by the Company to 50% of "cumulative consolidated net income," or if cumulative consolidated net income is a loss, minus 100% of such loss, of the Company earned subsequent to October 22, 1993, plus the proceeds of the sale of certain equity securities after such date. In addition, the trust indenture prohibits non-stock dividends and limits other restricted payments while (as at present) the Company's fixed charge coverage ratio is less than or equal to 2.0.


Net Operating Loss Carryforwards
--------------------------------

   At December 27, 1997, the Company and its subsidiaries had federal income tax net operating loss carryforwards ("NOLs") of approximately $41 million. The NOLs will expire in the years 2004 to 2012 if not previously utilized. The Company's ability to use certain of the NOLs carried forward, approximately $7.5 million, will be subject to the limitations of Section 382 of the Internal Revenue Code. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.


Year 2000
---------

   In response to the Year 2000 issue, the Company initiated a project in early 1997 to identify, evaluate and implement changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company is communicating with its customers, suppliers, and other service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with are not made in a timely manner, the Year 2000 issue may have a material adverse effect on the Company's business, financial condition, and results of operations. The total cost associated with the required modifications is not expected to be material to the Company's consolidated results of operations and financial position, and is being expensed as incurred.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
--------------------------------------------------------
      MARKET RISK
      -----------

  Not applicable.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

   Financial statements of the Company are set forth herein beginning on page F-
1.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE.
------------------------------------

  None.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

  Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 18, 1998.


Item 11.  EXECUTIVE COMPENSATION.
---------------------------------

  Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 18, 1998.



Item    12.     SECURITY   OWNERSHIP   OF   CERTAIN   BENEFICIAL   OWNERS    AND
--------------------------------------------------------------------------------
MANAGEMENT.
-----------

  Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 18, 1998.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

  Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 18, 1998.

                                     PART IV
                                     -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
----------------------------------------------------------------
FORM 8-K.
---------

(a)  List of Documents Filed as a Part of this Report:
------------------------------------------------------

(1)  Financial Statements:                               Page No.
--------------------------                               --------

Report of Independent Accountants                           F-1

Consolidated balance sheets as of December 27, 1997
  and December 28, 1996                                     F-2

Consolidated statements of operations for the years ended December 27,
  1997, December 28, 1996 and December 30, 1995             F-3

Consolidated statements of changes in common stockholders' equity for the years ended December 27, 1997, December 28, 1996 and
  December 30, 1995                                         F-4

Consolidated statements of cash flows for the years ended December 27,
  1997, December 28, 1996 and December 30, 1995             F-5

Notes to consolidated financial statements                  F-6


(2)  Financial Statement Schedules:
-----------------------------------

Schedule            Description
--------            -----------

II.                 Valuation and Qualifying Accounts       S-1


(3)  Exhibits
-------------

See Exhibit Index included elsewhere herein.


(b)  Reports on Form 8-K
------------------------

None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WICKES INC.
                                    -----------


Date:  March 25, 1998           By: /s/ J. Steven Wilson
                                    --------------------
                                    J. Steven Wilson
                                    Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                  Title                    Date
     ---------                  -----                    ----
/s/ J. Steven Wilson            Chairman and Chief Executive Officer        March 25, 1998
--------------------
J. Steven Wilson               (Principal Executive Officer), Director

/s/ Albert Ernest, Jr.          Director                                    March 25, 1998
----------------------
Albert Ernest, Jr.

/s/ Kenneth M. Kirschner        Vice Chairman                               March 25, 1998
------------------------
Kenneth M. Kirschner           (Principal Financial Officer), Director

/s/ William H. Luers            Director                                    March 25, 1998
--------------------
William H. Luers

/s/ Robert E. Mulcahy III       Director                                    March 25, 1998
-------------------------
Robert E. Mulcahy III

/s/ Frederick H. Schultz        Director                                    March 25, 1998
------------------------
Frederick H. Schultz

/s/ Claudia B. Slacik           Director                                    March 25, 1998
---------------------
Claudia B. Slacik

/s/ John M. Lawrence            Controller                                  March 25, 1998
--------------------
John M. Lawrence               (Principal Accounting Officer)

                                       43

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To The Stockholders and Board of Directors
Wickes Inc.


   We  have audited the accompanying consolidated balance sheets of Wickes  Inc.
and   Subsidiaries   (the  "Company",  formerly  Wickes  Lumber   Company)  and
Subsidiaries, as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, changes in common stockholders' equity and cash flows for the years ended December 27, 1997 and December 28, 1996, and December 30, 1995. We have also audited the financial statement schedule of valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wickes Inc. and Subsidiaries as of December 27, 1997 and December 28, 1996, and the consolidated results of their operations and cash flows for the years ended December 27, 1997, December 28, 1996, and December 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                        /s/ Coopers & Lybrand L.L.P.
                                        ----------------------------
                                        COOPERS & LYBRAND L.L.P.
Chicago, Illinois


February 23, 1998

                          WICKES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     December 27, 1997 and December 28, 1996
                        (in thousands except share data)


                                                       1997          1996
                                                    --------      --------
        ASSETS

Current assets:
 Cash                                             $      79      $   1,933
 Accounts receivable, less allowance
  for doubtful accounts of $3,765
  in 1997 and $4,289 in 1996                         81,788         71,210
 Notes Receivable                                     3,200             --
 Inventory                                          102,706        100,672
 Deferred tax asset                                   8,955         10,331
 Prepaid expenses                                     1,246            915
                                                   --------       --------
   Total current assets                             197,974        185,061
                                                   --------       --------
 Property, plant and equipment, net                  46,763         50,171
 Trademark (net of accumulated
  amortization of $10,274 in 1997
  and $10,052 in 1996)                                6,745          6,948
 Deferred tax asset                                  17,054         15,525
 Rental Equipment (net of
  depreciation of $176 in 1997)                       2,030             --
 Other assets (net of accumulated
  amortization of $8,053 in 1997
  and $6,487 in 1996)                                12,786         15,137
                                                   --------       --------
                                                  $ 283,352      $ 272,842
                                                   ========       ========

        LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt             $      46      $     133
 Accounts payable                                    41,190         41,039
 Accrued liabilities                                 22,279         27,118
                                                   --------       --------
   Total current liabilities                         63,515         68,290
                                                   --------       --------
Long-term debt, less current maturities             193,061        176,376
Other long-term liabilities                           2,775          2,677
Commitments and contingencies (Note 8)

Common stockholders' equity (Note 9):
 Preferred Stock (no shares issued)
 Common stock (8,176,205 shares issued
  and outstanding in 1997 and 8,159,498
  shares issued and outstanding in 1996)                 82             82
 Additional paid-in capital                          86,675         86,613
 Accumulated deficit                                (62,756)       (61,196)
                                                   --------       --------
   Total common stockholders' equity                 24,001         25,499
                                                   --------       --------
                                                  $ 283,352      $ 272,842
                                                   ========       ========

    The accompanying notes are an integral part of the consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

 For the Years Ended December 27, 1997, December 28, 1996, and December 30, 1995
                        (in thousands, except share data)


                                         1997          1996          1995
                                       --------      --------      --------
Net sales                            $  884,082    $  848,535    $  972,612
Cost of sales                           681,056       659,072       751,800
                                       --------      --------      --------
  Gross profit                          203,026       189,463       220,812
                                       --------      --------      --------
Selling, general and
 administrative expense                 185,385       162,329       194,629
Depreciation, goodwill and
 trademark amortization                   4,863         5,367         5,882
Provision for doubtful accounts           1,707         1,067         6,482
Restructuring and unusual items            (559)          745        17,798
Other operating income                  (10,689)       (6,796)       (5,831)
                                       --------      --------      --------
                                        180,707       162,712       218,960
                                       --------      --------      --------
  Income from operations                 22,319        26,751         1,852

Interest expense                         21,417        21,750        24,351
Equity in loss of affiliated company      1,516         3,183         3,543
                                       --------      --------      --------
  (Loss) income before income taxes        (614)        1,818       (26,042)

Provision (benefit) for income taxes:
  Current                                 1,099         1,010         1,353
  Deferred                                 (153)          300       (11,796)
                                       --------      --------      --------
      Net (loss) income              $   (1,560)   $      508    $  (15,599)
                                       ========      ========      ========
Basic and Diluted (loss)/income
 per common share                    $    (0.19)   $     0.07    $    (2.54)
                                       ========      ========      ========
Weighted average common
 shares - for basic                   8,168,257     7,207,761     6,135,610
                                      =========     =========     =========
Weighted average common
 shares - for diluted                 8,188,420     7,221,082     6,150,619
                                      =========     =========     =========



    The accompanying notes are an integral part of the consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

 For the Years Ended December 30, 1995, December 28, 1996 and December 27, 1997
                                 (in thousands)

                                                                     Total
                                          Additional                 Common
                                 Common     Paid-in  Accumulated  Stockholders'
                                  Stock     Capital     Deficit      Equity
                               ---------  ----------  ----------  ------------
Balance at January 1, 1995     $    61    $  76,190   $ (46,105)   $  30,146

Net loss                            --           --     (15,599)     (15,599)
Issuance of common stock, net       --          582          --          582
                               ---------  ----------  ----------  ------------
Balance at December 30, 1995        61       76,772     (61,704)      15,129

Net income                          --           --         508          508
Issuance of common stock, net       21        9,841          --        9,862
                               ---------  ----------  ----------  ------------
Balance at December 28, 1996        82       86,613     (61,196)      25,499

Net loss                            --           --      (1,560)      (1,560)
Issuance of common stock, net       --           62          --           62
                               ---------  ----------  ----------  ------------
Balance at December 27, 1997   $    82    $  86,675   $ (62,756)   $  24,001
                               =========  ==========  ==========  ============



    The accompanying notes are an integral part of the consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

 For the Years Ended December 27, 1997, December 28, 1996, and December 30, 1995
                                 (in thousands)

                                                              1997        1996        1995
                                                           ----------  ----------  ----------
Cash flows from operating activities:
Net (loss)/income                                          $  (1,560)  $     508   $ (15,599)
 Adjustments to reconcile net (loss)/income to
    net cash (used in)/provided by operating activities:
 Equity in loss of affiliated company                          1,516       3,183       3,543
 Depreciation expense                                          4,395       4,904       5,391
 Amortization of trademark                                       222         222         222
 Amortization of goodwill                                        246         242         270
 Amortization of deferred financing costs                      1,401       1,781       2,085
 Provision for doubtful accounts                               1,707       1,067       6,482
 Gain on sale of assets                                       (6,180)       (940)        (71)
 Deferred tax (benefit)/provision                               (153)        300     (11,795)
 Changes in assets and liabilities net of effects
    from acquisitions:
  (Increase) decrease in accounts receivable                 (12,285)      9,515       9,355
  (Increase) decrease in notes receivable                     (3,200)         --          --
  (Increase) decrease in inventory                            (2,034)      9,967      20,697
  (Decrease) increase in accounts payable and                 (4,590)    (10,907)      2,377
     accrued liabilities
  Increase in deferred gain                                     (670)         --          --
  Increase in other assets                                    (3,369)     (1,132)     (7,095)
                                                           ----------  ----------  ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (24,554)     18,710      15,862
                                                           ----------  ----------  ----------
Cash flows from investing activities:
 Purchases of property, plant and equipment                   (7,758)     (2,893)     (4,111)
 Payments for acquisitions                                        --          --      (8,686)
 Proceeds from sales of property, plant and equipment         13,798       5,303       2,520
                                                           ----------  ----------  ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            6,040       2,410     (10,277)
                                                           ----------  ----------  ----------
Cash flows from financing activities:
 Net borrowing/(repayment) under revolving line of credit     16,732     (28,708)     (5,760)
 Reductions of note payable                                     (134)       (428)     (2,357)
 Net proceeds from issuance of common stock                       62       9,862         582
                                                           ----------  ----------  ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           16,660     (19,274)     (7,535)
                                                           ----------  ----------  ----------
NET (DECREASE) INCREASE IN CASH                               (1,854)      1,846      (1,950)
Cash at beginning of period                                    1,933          87       2,037
                                                           ----------  ----------  ----------
CASH AT END OF PERIOD                                      $      79   $   1,933   $      87
                                                           ==========  ==========  ==========
Supplemental schedule of cash flow information:
 Interest paid                                             $  19,791   $  20,372   $  22,823
 Income taxes paid                                             1,344       1,518       1,987
Supplemental schedule of non-cash investing and
   financing activities:
 The Company purchased capital stock and assets
    in conjunction with acquisitions made during the
    period.  In connection with these acquisitions,
    liabilities were assumed as follows:

     Fair value of assets acquired                                                 $  12,387
     Cash paid                                                                        (8,686)
                                                                                   ----------
       Liabilities assumed                                                         $   3,700
                                                                                   ==========

    The accompanying notes are an integral part of the consolidated financial statements.

1.  Description of Business
---------------------------

Wickes Inc. and Subsidiaries, formerly Wickes Lumber Company and Subsidiaries, through its sales and distribution facilities, markets lumber, building materials and services primarily to professional contractors, repair and remodelers and do-it-yourself home owners, principally in the Midwest, Northeast and Southern United States. Wickes Inc.'s wholly-owned subsidiaries are: Lumber Trademark Company ("LTC"), a holding company for the "Flying W" trademark, and GLC Division, Inc. ("GLC"), which operates the Gerrity Lumber business.


2.  Accounting Policies
-----------------------

Principles of Consolidation
---------------------------

The consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Inc. and all its wholly-owned subsidiaries (the "Company"). All significant intercompany balances have been eliminated.

Fiscal Year
-----------

The Company's fiscal year ends on the last Saturday in December.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

Accounts Receivable
-------------------

The Company extends credit primarily to qualified contractors. The accounts receivable balance excludes consumer receivables, as such receivables are sold on a nonrecourse basis. The remaining accounts and notes receivable represent credit extended to professional contractors and professional repair and remodelers, generally on a non-collateralized basis.

Inventory
---------

Inventory consists principally of finished goods. The Company utilizes the first-in, first-out (FIFO) cost flow assumption for valuing its inventory. Inventory is valued at the lower of cost or market, but not in excess of net realizable value.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost and are depreciated under the straight-line method. Estimated lives used range from 15 to 39 years for buildings and improvements and leasehold improvements. Machinery and equipment lives range from 3 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant, and equipment are included in the Company's results of operations as other operating income. During 1997 the Company disposed of property and equipment for a net gain of $6,180,000, of which $5,989,000 was from the sale of properties held for sale.

Rental Equipment
----------------

Rental equipment consists of hand tools and power equipment held for rental. This equipment is depreciated under the straight line method over a 5 or 10 year life.

Other Assets
------------

Other assets consist primarily of deferred financing costs and goodwill which are being amortized on the straight line method, goodwill over 30 to 35 years and deferred financing costs over the expected terms of the related debt agreements.

The Company's investment in an international operation is recorded under the equity method. The Company's share of losses is reflected as equity in loss of affiliated company on the Consolidated Statements of Operations. As of December 27, 1997 the Company's investment has been reduced to zero and there is no obligation to make additional investments.

Amortization expense for deferred financing costs is reflected as interest expense on the Company's Consolidated Statements of Operations.

Trademark
---------

The Company's "Flying W" trademark is being amortized over a 40-year period.

Accounts Payable
----------------

The Company includes outstanding checks in excess of in-transit cash in accounts
payable.   There  was $3,273,000 in outstanding checks in excess  of  in-transit cash at December 27, 1997 and none at December 28, 1996.

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

Postemployment Benefits
-----------------------

The Company provides certain other postemployment benefits to qualified former or inactive employees. The Company accounts for the costs of these postemployment benefits in the period when it is probable that a benefit will be provided in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

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

Earnings Per Common Share
-------------------------

Earnings per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Weighted average shares outstanding have been adjusted for common shares underlying options and warrants.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates reported.

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

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates assets held for use and assets to be disposed of in accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment of the Company's long-lived and intangible assets other than assets held for sale which has been provided for. The Company has historically reviewed excess property held for sale and when appropriate recorded these assets at the lower of their carrying amount or fair value (see Note 5).

Stock-Based Compensation
------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the fair value accounting to disclose the pro-forma net income and earnings per share under the new method. The Company elected not to adopt Statement of Financial Accounting Standards No. 123, but to continue to apply APB Opinion 25. As required, the Company has disclosed the pro forma net income and pro forma earnings per share as if the fair value based accounting methods in this Statement had been used to account for stock-based compensation cost (see Note 9).

Recently Issued Accounting Pronouncements
-----------------------------------------

Reporting Comprehensive Income.  Statement of Financial Accounting Standards No.
------------------------------
130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The term comprehensive income is defined as the change in the equity of a business. Comprehensive income includes net income as well as other components (revenues, expenses, gains, and losses) that under generally accepted accounting principles are excluded from net income but affect equity. The statement is effective for fiscal years beginning after December 15, 1997. The Company believes adoption of the statement will not have a material effect on its financial statements.

Disclosure about Segments.  Statement of Financial Accounting Standards No. 131,
-------------------------
"Disclosure about Segments of an Enterprise and Related Information," changes Statement of Financial Accounting Standards No. 14 by requiring a new framework for segment reporting and includes the disclosure of financial information related to each segment. The statement is effective for fiscal years beginning after December 15, 1997. Since the Company currently operates as one business segment, the adoption of this statement is not expected to have an impact on the Company's financial statements.


3.  Restructuring and Unusual Charges
-------------------------------------

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

After extensive review of the 1995 Plan, and changes in business conditions in certain markets in which the Company operates, the Company made adjustments to the 1995 Plan and incurred other one time costs resulting in a net $0.7 million charge to results of operations in the fourth quarter of 1996 for restructuring and unusual items. These adjustments included (i) the determination that three of the centers identified in the 1995 Plan for closure would remain open, resulting in a $1.5 million credit to restructuring expense, (ii) the extension of the 1995 plan to include the closing (substantially completed by the end of
1996) of two building centers not previously included, resulting in a $1.3 million charge for the write down of assets and liabilities to their net realizable value and a $0.1 million charge for severance and post-employment benefits, (iii) a $1.1 million charge for impairment in the carrying value of real estate held for sale at closed centers, and (iv) a $0.3 million credit with respect to the resolution of a claim below the reserved amount.

During 1997, the Company recorded a $1.5 million restructuring charge for discontinued programs and reductions in its corporate headquarters workforce. This charge was offset by a $2.1 million reduction in accrued costs for the Company's 1995 Plan, which is now complete.


4.  Acquisitions
----------------

All acquisitions have been accounted for as purchases. Operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is included in goodwill. The fair market value of the assets acquired in 1995 was approximately $12.4 million. The Company had no acquisitions in 1997 or 1996.

During 1995 the Company acquired five building material centers for a total cost of $11.8 million, $8.1 million in cash and $3.7 million in liabilities assumed. An additional $0.6 million was recorded for the 1994 Gerrity acquisition. The cost of the acquisitions have been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill for one of the acquired businesses which is being amortized over a 30-year period on a straight line basis.

5.  Property, Plant, and Equipment
----------------------------------

Property, plant and equipment is summarized as follows:

                                         December 27,              December 28,
                                             1997                      1996
                                         ------------              ------------
                                                     (in thousands)
  Land and improvements                    $  12,781                 $  12,391
  Buildings                                   27,584                    25,169
  Machinery and equipment                     30,619                    26,068
  Leasehold improvements                       2,584                     2,701
  Construction in progress                       844                        90
                                         ------------              ------------
  Gross property, plant, and equipment        74,412                    66,419
  Less:  accumulated depreciation            (31,178)                   27,322
                                         ------------              ------------
  Property, plant, and equipment
    in use, net                               43,234                    39,097
  Assets held for sale, net                    3,529                    11,074
                                         ------------              ------------
  Property, plant, and equipment, net      $  46,763                 $  50,171
                                         ============              ============

The Company reviews assets held for sale in accordance with Statement of Financial Accounting Standards No. 121. In 1997 the Company recorded a loss of $156,000 to report land, land improvements and buildings held for sale at their fair value. This charge is reflected under "restructuring and unusual items" on the Consolidated Statement of Operations.


6.  Accrued Liabilities
-----------------------

Accrued liabilities consist of the following:


                                         December 27,              December 28,
                                             1997                      1996
                                         ------------              ------------
                                                     (in thousands)
     Accrued payroll                       $   8,148                 $   6,564
     Accrued interest                          1,367                     1,142
     Accrued liability insurance               4,173                     4,572
     Accrued restructuring charges             1,348                     6,199
     Other                                     7,243                     8,641
                                         ------------              ------------
     Total accrued liabilities             $  22,279                 $  27,118
                                         ============              ============

7.  Long-Term Debt
------------------

Long-term debt obligations are summarized as follows:

                                                     December 27,              December 28,
                                                         1997                      1996
                                                     ------------              ------------
                                                                  (in thousands)
     Revolving line of credit, interest payable
     at 1.5% above prime or 3.0% over LIBOR,
     principal due March 31, 2001                    $    93,045                $   76,313

     Senior subordinated notes, interest payable
     at 11-5/8% semi-annually, principal due
          December 15, 2003                              100,000                   100,000

     Other                                                    62                       196
                                                     ------------              ------------
     Total long-term debt                                193,107                   176,509
     Less current maturities                                 (46)                     (133)
                                                     ------------              ------------
     Total long-term debt less current maturities    $   193,061                $  176,376
                                                     ============              ============


Revolving Line of Credit
------------------------

Under the revolving line of credit, which expires in March 31, 2001, the Company may borrow against certain levels of accounts receivable and inventory, up to a maximum credit limit of $130,000,000. At December 27, 1997, the amount available for additional borrowing was $21,064,000. A commitment fee of 1/2 of 1% is payable on the unused portion of the commitment. The weighted-average interest rate for the years ending December 27, 1997 and December 28, 1996 was approximately 8.8% and 9.0% respectively.

Substantially all of the Company's accounts receivable, inventory, general intangibles and certain machinery and equipment are pledged as collateral for the revolving line of credit. Covenants under the related debt agreements require, among other restrictions, that the Company maintain certain financial ratios and certain levels of consolidated net worth. In addition, the debt agreement restricts among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions without prior approval from the lender.

The revolving credit agreement was amended and restated on April 11,1997. Among other things, the amendment and restatement (i) extended the term of the facility to March 2001, (ii) reduced the interest rate premiums over LIBOR and over prime by 75 basis points, (iii) included provisions for further interest rate premium reductions if certain performance levels are achieved, (iv) modified certain covenants, and (v) provided for increases in the amount of
                                         F-13
capital expenditures allowed by the agreement equal to the proceeds received from the sale of certain excess real estate.

On June 16, 1997 the Company entered into an interest rate swap agreement which effectively fixed the interest rate at 8.11% (subject to adjustments in certain circumstances), for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit (See Note 12).

On December 24, 1997, the second amended and restated revolving credit agreement was amended to incorporate, among other things, a reduction in the fixed charge and net worth levels for the fourth quarter of 1997 and first quarter of 1998.

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

Aggregate Maturities
--------------------

The aggregate amounts of long-term debt maturities by fiscal year are as follows:

               Year                       Amount
               ----                       ------
                                      (in thousands)
               1998                       $      46
               1999                              16
               2000                              --
               2001                          93,045
               2002                              --
               Thereafter                   100,000


Fair Value
----------

The fair value of the Company's long-term debt, in accordance with SFAS No. 107, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's material financial instruments at December 27, 1997 and December 28, 1996 are as follows:

                                        Fair           Carrying
                                        Value            Value
                                      ----------       ----------
                                             (in thousands)
     1997 Financial Liabilities:
     Long-term Debt
     Revolver                         $  93,045        $  93,045
     Senior Subordinated Notes           95,000          100,000

     1996 Financial Liabilities:
     Long-term Debt
     Revolver                         $  76,313        $  76,313
     Senior Subordinated Notes           77,000          100,000


8.  Commitments and Contingencies
---------------------------------

At December 27, 1997, the Company had accrued approximately $500,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. Other than tanks at one acquired facility, recently installed and in compliance with modern standards, all such tanks known to the Company located on facilities owned or operated by the Company have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past three years.

The Company is one of many defendants in approximately 100 actions, each of which seeks unspecified damages, brought since 1993 in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity.

On November 3, 1995, a complaint was filed against the Company, its directors and Riverside Group, Inc. seeking to enjoin or to obtain damages with respect to the Company's agreement to issue 2,000,000 newly-issued shares of common stock to Riverside Group, Inc. for $10 million (see Note 9).

The Company is involved in various other legal proceedings which are incidental to the conduct of its business. The Company does not believe that any of these proceedings will have a material adverse effect on the Company's financial position, results of operations or liquity.

The Company's assessment of the matters described in this note and other forward looking statements ("Forward-Looking Statements") in these notes are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. The outcome of the matters in this note may differ from the Company's assessment of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company's experience, the Company's ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom the Company may be entitled to indemnity, and the unpredictability of matters in litigation.

Leases
------

The Company has entered into operating leases for corporate office space, retail space, equipment and other items. These leases provide for minimum rents. These leases generally include options to renew for additional periods. Total rent expense under all operating leases was $10,616,000, $10,076,000, and $10,501,000 for the years ended December 27, 1997, December 28, 1996, and December 30, 1995, respectively.

Future minimum commitments for noncancelable operating leases are as follows:


               Year                       Amount
               ----                       ------
                                      (in thousands)
               1998                      $   8,259
               1999                          6,834
               2000                          4,792
               2001                          3,277
               2002                          2,345
               Thereafter                   17,022
                                         ----------
                 Subtotal                $  42,529
               Less:  Sublease income       (6,301)
                                         ----------
                 Total                   $  36,228
                                         ==========

9.  Stockholders' Equity
------------------------

Preferred Stock
---------------

As of December 27, 1997 the Company had authorized 3,000,000 shares of preferred stock, none of which is issued or outstanding.

Common Stock
------------

The Company has two classes of common stock: Common Stock, par value $.01 per share, and Class B Non-Voting Common Stock, par value $.01 per share. At December 27, 1997 there were 20,000,000 shares of Common Stock authorized and 7,676,437 shares issued and outstanding, and there were 1,200,000 shares of Class B Non-Voting Common authorized and 499,768 shares issued and outstanding. In addition, at December 27, 1997, 910,000 shares of Common Stock were reserved for issuance under the Company's 1993 Long Term Incentive Plan and 1993 Director Incentive Plan. Another 6,913 shares of Common Stock were reserved for issuance under outstanding warrants. Class B Non-Voting Common Stock is generally equivalent to Common Stock, except that shares of Class B Non-Voting Common Stock may not be voted except on certain matters regarding merger, consolidation, recapitalization and reorganization, and as otherwise provided by law. Class B Non-Voting Common Stock is convertible into Common Stock on a share-for-share basis in certain circumstances.

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

Warrants
--------

The Company has outstanding warrants for 6,913 shares of Common Stock, exercisable through April 29, 1998, at a nominal exercise price.

Stock Compensation Plans
------------------------

As of December 27, 1997, the Company has two stock-based compensation plans (both fixed option plans), which are described below. Under the 1993 Long Term Incentive plan, the Company may grant options and other awards to its employees up to 835,000 shares of common stock. Under the 1993 Director Incentive plan, the Company may grant options and other awards to directors on up to 75,000 shares. For grants after 1995, the exercise price generally equals the market price at the date of grant. For grants prior to 1996, the exercise price generally equals the greater of $15 or the market price at the date of grant. The options have a maximum term of 10 years. For non-officers, the options generally become exercisable in equal installments over a three year period from the date of grant. For officers, the vesting periods are based on graded calendar year schedules, which can vary by officer.

Since  the  Company  applies  APB  Opinion 25  and  related  interpretations  in accounting for its plans, no compensation cost has been recognized in conjunction with these plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


Year                                      1997         1996        1995
----                                      ----         ----        ----
Net (loss) income   As reported       $ (1,560)    $    508    $(15,599)
                    Pro forma         $ (1,772)    $    321    $(15,920)

Basic and diluted   As reported       $   (.19)    $    .07    $  (2.54)
  (loss) earnings   Pro forma         $   (.22)    $    .04    $  (2.59)
  per share


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996, and 1995, respectively: dividend yield of 0% for all years, expected volatility of 43%, 42%, and 40%; risk-free interest rates of 6.6%, 6.2%, and 7.7%; and expected lives of 6.6, 6.5, and 6.1 years.

A summary of the status of the Company's fixed stock option plans as of December 27, 1997, December 28, 1996, and December 30, 1995 and changes during the years ended on those dates is presented as follows:


                                  1997                     1996                     1995
                                  ----                     ----                     ----
                                Weighted                 Weighted                 Weighted
                                Average                  Average                  Average
                                Exercise                 Exercise                 Exercise
Fixed  Options               Shares     Price         Shares     Price         Shares     Price
--------------              -------    ------        -------    ------        -------    ------
Outstanding beginning
   of year                  612,282    $10.94        446,686     $15.32       286,716    $15.72

Granted                     108,350     $5.12        264,721      $4.60       193,867    $14.90

Exercised                         0       n/a              0        n/a             0       n/a

Forfeited-nonvested         (46,981)    $8.22        (59,793)    $13.18       (19,817)   $15.99

Forfeited-exercisable        (5,168)   $22.36        (36,632)    $15.32        (7,713)   $16.46

Expired                           0       n/a              0        n/a             0       n/a

Canceled                       (200)   $15.00         (2,700)     $5.12        (6,367)   $17.12
                            -------                  -------                  -------
Outstanding end
   of year                  668,283    $10.09        612,282     $10.94       446,686    $15.32

Options exercisable
   at year-end              210,402    $14.26        146,775     $15.60       107,662    $15.52

Options available for
   future grant at
   year-end                 392,344                  304,411                  471,482


Weighted-average fair value of options granted during the year where:


                               1997           1996           1995
                               ----           ----           ----
 Exercise price equals
     market price             $2.77          $2.40          $6.94

 Exercise price exceeds
     market price               n/a            n/a          $6.26

 Exercise price is less
     than market price          n/a            n/a            n/a


The following table summarizes information about fixed stock options outstanding at December 27, 1997:

                         Options Outstanding                Options Exercisable
                         -------------------                -------------------
                              Weighted-
                               Average       Weighted-                    Weighted-
Range of       Number         Remaining       Average       Number        Average
Exercise     Outstanding     Contractual     Exercise     Exercisable     Exercise
 Prices      at 12/27/97        Life          Price       at 12/27/97      Price
--------     -----------     -----------     --------     -----------     ---------
$4.13 -
$10.95         335,530        6.7 years        $4.84         29,644         $5.28

$15 -
$23.25         332,753        7.8 years       $15.40        180,758        $15.73

$4.13 -
$23.25         668,283        7.9 years       $10.09        210,402        $14.26


Earnings Per Share
------------------

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128. As required by this statement the Company has adopted the new standards for computing and presenting earnings per share for 1997, and for all prior period earnings per share data presented. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:


                                               1997             1996          1995
                                               ----             ----          ----
Numerators:
  Net (loss) income - for basic and
     diluted EPS                          $(1,560,000)          $508,000    $(15,599,000)
                                          ============         =========    =============
Denominators:
  Weighted average common
     shares - for basic EPS                 8,168,257          7,207,761       6,135,610
     Common share from warrants                 6,913             10,751          14,589
     Common shares from options                13,250              2,570             420
  Weighted average common
     shares - for diluted EPS               8,188,420          7,221,082       6,150,619
                                          ============         =========       =========



In addition, options to purchase of 385,000, 302,000 and 278,000 weighted average shares of common stock during 1997, 1996 and 1995, respectively, were not included in the diluted EPS as the options' exercise prices were greater than the average market price and the effect would be antidilutive.

10.  Employee Benefit Plans
---------------------------

401(k) Plan
-----------

The  Company  sponsors a defined contribution 401(k) plan covering substantially all of its full-time employees. Additionally, the Company provides matching contributions up to a maximum of 2.5% of participating employees' salaries and wages. Total expenses under the plan for the years ended December 27, 1997, December 28, 1996, and December 30, 1995 were $1,606,000, $1,392,000, and
$1,700,000, respectively.


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

The plan's funded status is as follows:

                                                  December 27,      December 28,
                                                      1997              1996
                                                      ----              ----
                                                          (in thousands)
  Accumulated postretirement benefit obligation-
     Retirees and their dependents                  $1,033            $1,259
     Active employees fully eligible to retire
       and receive benefits                            637               682
     Active employees not fully eligible               908             1,349
                                                     -----             -----
  Total accumulated postretirement benefit
     obligations                                     2,578             3,290
  Plan's assets at fair value                          -0-               -0-
                                                     -----             -----
  Accumulated postretirement benefit obligation
     in excess of plan's assets                      2,578             3,290
  Unrecognized prior service cost                       59               -0-
  Unrecognized net loss                                138              (613)
                                                     -----             ------
  Accrued postretirement health care cost           $2,775            $2,677
                                                     =====             =====

Actuarial assumptions used were as follows:

                                                  December 27,      December 28,
                                                      1997              1996
                                                      ----              ----
                                                          (in thousands)
  Projected health care costs trend rate               6.0%              6.0%
  Ultimate trend rate                                  6.0%              6.0%
  Year ultimate trend rate achieved                    n/a               n/a
  Effect of a 1% point increase in the health
    care cost trend rate on the postretirement
    benefit obligation                                $ 49              $ 77
  Effect of a 1% point increase in the health
    care cost trend rate on the aggregate of
    service and interest cost                         $ 19              $ 21
  Discount  rate                                      7.25%             7.75%



Postemployment Benefits
-----------------------

The Company provides certain postemployment benefits to qualified former or inactive employees who are not retirees. These benefits include salary continuance, severance, and healthcare. Salary continuance and severance pay is based on normal straight-line compensation and is calculated based on years of service. Additional severance pay is granted to eligible employees who are 40 years of age or older and have been employed by the Company five or more years. The Company accrues the estimated cost of benefits provided to former or inactive employees who have not yet retired over the employees' service period or as an expense at the date of the event triggering the benefit. The Company incurred postemployment benefit income of $28,000 and $31,000 for the years ended December 27, 1997 and December 28, 1996, and expense of $160,000 (exclusive of amounts included in its restructuring liability, see Note 3) for the year ended December 30, 1995.


11.     Income Taxes
--------------------

The Company and its subsidiaries file a consolidated Federal income tax return. As of December 27, 1997, the Company has US net operating loss carryforwards available to offset income of approximately $41.4 million expiring in the years 2004 through 2012. Capital loss carryovers of $1.5 million were fully utilized in 1997 before their expiration.

On October 22, 1993, the Company completed a recapitalization plan which created an ownership change as defined by Section 382 of the Internal Revenue Code of 1996. As a result, certain of the loss carryforwards of the company are limited to an annual limitation of approximately $2.6 million a year. At December 27, 1997, approximately $7.5 million of these loss carryforwards were affected by this limitation.

Income tax provision for 1997 consists of both current and deferred amounts. The components of the income tax provision are as follows:

                                            December 27,   December 28,    December 30,
                                                1997           1996            1995
                                                ----           ----            ----
                                                          (in thousands)
  Taxes currently payable:
     State income tax                       $  1,099       $  1,010        $  1,353
     Federal income tax                           --             --              --
  Deferred (benefit)/expense                    (153)           300         (11,796)
                                             -------        -------         -------
  Total income tax expense/(benefit)        $    946       $  1,310        $(10,443)
                                             =======        =======         =======


Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has determined, based on the Company's positive earnings growth from 1992 through 1994 and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully its net deferred tax assets. The components of the deferred tax assets and liabilities at December 27, 1997, December 28, 1996 and December 30, 1995, respectively, are as follows:

                                            December 27,   December 28,    December 30,
                                                1997           1996            1995
                                                ----           ----            ----
                                                          (in thousands)
  Deferred income tax assets:
  Trade accounts receivable                 $  1,469       $  1,676        $  3,193
  Inventories                                  1,895          1,954           2,446
  Accrued personnel cost                       2,013          1,936           1,850
  Other accrued liabilities                    6,743          6,911          12,042
  Net operating loss                          16,164         16,556           9,856
  Other                                        3,348          2,342           1,399
                                             -------        -------         -------
  Gross deferred income tax assets            31,632         31,375          30,786
  Less:  valuation allowance                  (1,542)        (1,493)         (1,350)
                                             -------        -------         -------
  Total deferred income tax assets            30,090         29,882          29,436
                                             -------        -------         -------

  Deferred income tax liabilities:
  Property, plant and equipment                1,394          1,962           1,906
  Goodwill and trademark                       2,687          2,052           1,348
  Other accrued income items                      --             13              26
                                             -------        -------         -------
  Total deferred income tax liabilities        4,081          4,027           3,280

  Net deferred tax assets                   $ 26,009       $ 25,855        $ 26,156
                                             =======        =======         =======

The deferred tax expense recorded in the current year results from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

                                            December 27,   December 28,    December 30,
                                                1997           1996            1995
                                                ----           ----            ----
                                                          (in thousands)
  Change in bad debt reserve                 $  (207)       $(1,517)       $  1,377
  Differences in tax and book
      inventory                                  (60)          (491)           (806)
  Settlement of deferred
      compensation                                77             86            (303)
  Change in accrued liabilities                 (168)        (5,130)          3,324
  (Utilization)/creation of NOL                 (392)         6,700           4,216
  AMT credit and capital loss
      carryover                                1,006            942            (604)
  Differences in tax and book
      asset basis                                568            (56)          3,188
  Differences in book and tax
       intangibles                              (635)          (704)           (658)
    Change in accrued income items                13             13              (9)
  (Increase)/decrease in valuation
      allowance                                  (49)          (143)          2,071
                                              -------       --------        -------

  Deferred tax benefit/(expense)             $   153       $   (300)       $ 11,796
                                              =======       ========        =======


The following table summarizes significant differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rates to income before taxes:

                                            December 27,   December 28,    December 30,
                                                1997           1996            1995
                                                ----           ----            ----
                                                          (in thousands)
  (Benefit) taxes computed at
      U.S. statutory tax rate               $   (215)      $    637        $ (9,115)
  State and local taxes                          714            656             894
  Other                                          398           (126)           (151)
  Change in valuation allowance                   49            143          (2,071)
                                             -------        -------         --------
  Total tax provision                       $    946       $  1,310        $(10,443)
                                             =======        =======         ========

12.     Financial Instruments
-----------------------------

The Company uses financial instruments in its normal course of business as a tool to manage its assets and liabilities. The Company does not hold or issue financial instruments for trading purposes. Gains and losses relating to hedging contracts are deferred and recorded in income or as an adjustment to the carrying value of the asset at the time the transaction is complete. Payments or receipts of interest under the interest rate swap arrangement are accounted for as an adjustment to interest expense. The fair value of such financial instruments is determined through dealer quotes.

Lumber Futures Contracts
------------------------

The Company enters into lumber futures contracts as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. At December 27, 1997 the Company had 79 lumber futures contracts outstanding with a total market value of $2,028,000 and a net unrealized loss of $42,480. These contracts all mature in 1998.

Interest Rate Swap
------------------

The Company has entered into an interest rate swap agreement which effectively fixed the interest rate at 8.11% (subject to adjustments in certain circumstances), for three years. The swap agreement is on $40 million of the Company's borrowings under its floating rate revolving line of credit. This interest rate swap is operative while the 30 day LIBOR borrowing rate remains below 6.7%. The agreement also includes a floor LIBOR rate at 4.6%. At December 28, 1997 the 30 day LIBOR borrowing rate was 6.0%. The fair value of the interest rate swap agreement, in accordance with SFAS No. 107, at December 27, 1997 was $47,129.


13.  Related Party Transactions
-------------------------------

In 1997, the Company paid approximately $1,289,000 in reimbursements primarily to affiliates of the Company's chairman, for costs related to services provided to the Company during 1997 by certain employees of the affiliated company and use of a corporate aircraft. Total payments in 1996 and 1995 for similar services were approximately $612,000 and $613,000, respectively.

In June of 1996, the Company entered into a mortgage lending agreement with an affiliate of the Company's chairman. In exchange for providing home construction loans to the Company's customers the Company has reimbursed this affiliate for certain start-up expenses. Reimbursements in 1997 and 1996 were approximately $1,045,000 and $365,000, respectively. In late 1997, this affiliate's involvement in the program, and the Company's reimbursement obligation, ceased.

A director and executive officer of the Company was during 1997, 1996 and 1995 a shareholder of the law firm that is general counsel to the Company. The Company paid this firm $665,050, $430,000, and $394,000 for legal services provided to the Company during 1997, 1996, and 1995, respectively.

For a description of the sale of 2,000,000 newly-issued shares by the Company to Riverside Group, Inc. in 1996, see Note 9.

On July 31, 1994, the Company acquired Riverside International Corporation ("RIC"), from Riverside Group, Inc., the Company's majority stockholder, for $895,000. The acquisition was accounted for as a purchase. In December 1995, voting rights to 66 2/3% of RIC's voting stock were assigned to Riverside Group, Inc.


14.  Subsequent Events (Unaudited)
----------------------------------

Restructuring Plan
------------------

In February of 1998, the Company announced a plan for additional restructuring activities to be completed in the first quarter of 1998 (the "1998 Plan"). This 1998 Plan includes the closing or consolidation of eight building centers and two component manufacturing facilities, the sale of two additional building centers, and further reductions in headquarters staffing. The eight building centers and two component manufacturing facilities were closed in the beginning of February, the sale of the two building centers was completed in March, and the headquarters reductions have been implemented. The Company anticipates that it will incur, in the first quarter, a restructuring charge of $5.4 million, including $3.6 million in anticipated losses on the disposition of closed center assets and liabilities and $1.8 million in severance and post employment benefits.

In March of 1998, as contemplated by the 1998 Plan, the Company sold the assets of its two Iowa centers to another building center chain for an amount greater than current book value. The sale and transfer of the assets and operations was completed at the end of March 1998.

Sale of Internet and Utilities Marketing Programs
-------------------------------------------------

In November of 1997, the Company entered into an agreement to sell its internet and utilities marketing operations to its majority stockholder. The disposition of these operations was part of the determination made by the Company to discontinue or sell non-core operations. In February of 1998, this sale was completed and the Company received compensation of approximately $870,000 in the form of a three-year unsecured promissory note. In addition, the Company's stockholder  agreed  to  pay  ten percent of the  future  net  income  of  these
operations, subject to a maximum of $429,249 plus interest.   The  terms of the
transaction were approved by a committee of the disinterested members of the Company's board of directors.

Third Amendment to Bank Agreement
---------------------------------

On March 20, 1998 the Company and its lenders entered into a third amendment to the Company's revolving credit agreement. This amendment includes a modification to the fixed charge ratio covenant to reflect the restructuring recently announced by the Company and includes the lenders' consent to the Company's sale of its Iowa facilities and its internet and utilities marketing operations.
                                      F-27

                          WICKES INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

 For the Years Ended December 27, 1997, December 28, 1996, and December 30, 1995
                                 (in thousands)


     Col. A                Col. B                  Col. C                   Col. D          Col. E
     ------                ------                  ------                   ------          ------

                                                  Additions
                                                  ---------
                                               (1)          (2)
                          Balance at       Charged to   Charged to                       Balance at
                          Beginning        Costs and       Other                           End of
  Description             of Period        Expenses(a)  Accounts(b)     Deductions(c)      Period
  -----------             ---------        -----------  -----------     -------------    ----------
1997:
Allowance for doubtful
    accounts                $4,289          $1,707       ($190)           $2,041          $3,765

1996:
Allowance for doubtful
    accounts                $8,208          $1,067          --            $4,986          $4,289

1995:
Allowance for doubtful
    accounts                $4,657          $6,482          --            $2,931          $8,208



(a)  Net of reserved and collected accounts.
(b)  Allowance for doubtful accounts charged to restructuring reserve.
(c)  Reserved accounts written-off.

                                  Exhibit Index
                                  -------------
Exhibit
Number      Description
-------     -----------

3.1 (a)*  Amended  and  Restated  Certificate  of  Incorporation  of   the
          Registrant   (incorporated  by  reference  to  Exhibit  3.1   to   the
          Registrant's Registration Statement on Form S-1 (the "Form S-1"), Commission File No. 2-67334).

    (b)* First Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01 to the June 1994 Form 10-Q).

    (c)* Second Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the June 1997 Form 10-Q).

3.2* By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K (the "1993 Form 10-K") for the year ended December 25, 1993).

4.1 (a)*  Second  Amended and Restated Credit Agreement  dated  April  11,
          1997, among the Registrant, as Borrower, each of the financial institutions signatory thereto, BT Commercial Corporation, as Agent, Nations Bank of Georgia N.A. as Syndication Agent, and Bankers Trust Company, as Issuing Bank (incorporated by reference to Exhibit 4.1 to the March 1997 Form 10-Q).

    (b)* First Amendment to Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.1 to the June 1997 Form 10-Q).

    (c)** Second  Amendment  to Second Amended  and  Restated  Credit
          Agreement.

    (d)** Third Amendment to Credit Agreement.

4.2* Indenture dated as of October 15, 1993 between the Registrant and Marine Midland Bank, N.A. (incorporated by reference to Exhibit 4.2 to the 1993 Form 10-K).

10.1* Trademark Agreement, dated April 29, 1988, between Wickes Companies, Inc. and the Registrant (incorporated by reference to Exhibit 10.2 to the Form S-1).

10.2* Agreement, dated July 21, 1993, between Collins & Aikman Group, Inc. and the Registrant (incorporated by reference to Exhibit 10.12 to the Form S-1).

10.3* Form of Employee Warrant to purchase Common Stock of the Registrant (incorporated by reference to Exhibit 10.16 to the Form S-1).

10.4 (a)* Amended and Restated 1998 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.8 to the 1994 Form 10-K).

     (b)* Amendment No. 1 (incorporated by reference to Exhibit 10.8(b) to the 1996 Form 10-K).

     (c)* Form  of Option Agreement (incorporated by reference to  Exhibit
          10.22 to the Form S-1).

     (d)* Form  of Option Agreement (incorporated by reference to  Exhibit
          10.8 to the 1994 Form 10-K).

     (e)* Form of Long-Term Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the 1994 Form 10-K).

     (f)* Form of Long-Term Performance Bonus Agreement (incorporated by reference to Exhibit 10.8 to the 1994 Form 10-K).

     (g)**Amendment No. 2.

     (h)**Form of Option Agreement.

10.5 (a)* Amended and Restated 1993 Director Incentive Plan of Registrant (incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q (the "March 1994 Form 10-Q") for the period ended March 26, 1994).

     (b)* Form  of Option Agreement (incorporated by reference to  Exhibit
          10.24 to the Form S-1).

10.6* Employment Agreement between George A. Bajalia and the Registrant (incorporated by reference to Exhibit 10.02 to the March 1994 Form 10-
          Q).

10.7**    Special Severance and Stay Incentive Bonus Plan.

10.8* Mortgage Lending Agreement between Wickes Lumber Company, Inc. and Wickes Mortgage Lending, Inc. dated as of June 30, 1996 (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 29, 1996).

10.9 (a)* Agreement dated November 4, 1997 between the Registrant and Riverside Group, Inc. (incorporated by reference to Exhibit 10.1 to the September 1997 Form 10-Q).

     (b)**Amendment and Closing Agreement to Agreement dated November 4, 1997 between the Registrant and Riverside Group, Inc.

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