Form 10-Q
period 1998-03-28
WICKES INC
filed 1998-05-11
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                                                  Commission File
For the Quarterly Period Ended March 28, 1998     Number  0-22468
                               --------------             -------

                          WICKES INC.
                          -----------
     (Exact name of registrant as specified in its charter)


               Delaware                           36-3554758
               --------                           ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois         60061
------------------------------------------------         -----
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

                                   Yes   X        No
                                       -----    -----
As of April 30, 1998, the Registrant had 8,194,644 shares of Common Stock, par value $.01 per share, and no shares of Class B Non-Voting Common Stock, par value $.01 per share, outstanding.

                                       1
<PAGE 2>

                          WICKES INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                            Page
                                                           Number
                                                           ------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets
       March 28, 1998 and December 27, 1997 (unaudited)       3

      Condensed Consolidated Statements of Operations
       For the three months ended March 28, 1998 and
       March 29, 1997 (Unaudited)                             4

      Condensed Consolidated Statements of Cash Flows
       For the three months ended March 28, 1998 and
       March 29, 1997 (Unaudited)                             5

      Notes to Condensed Consolidated
       Financial Statements (Unaudited)                       6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations              12


PART II. OTHER INFORMATION

   Item 5. Other Information                                 20

   Item 6. Exhibits and Reports on Form 8-K                  20

                                       2



<PAGE 3>
                          WICKES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands except share data)

                                                    March 28,   December 27,
                                                      1998         1997
                                                   ---------    -----------
               ASSETS
Current assets:
 Cash                                               $     72     $     79
 Accounts receivable, less allowance for doubtful
     accounts of $4,764 in 1998 and $3,765 in 1997    74,825       81,788
 Notes Receivable                                      1,062        3,200
 Inventory                                           114,665      102,706
 Deferred tax asset                                   13,121        8,955
 Prepaid expenses                                      1,445        1,246
                                                    --------     --------
  Total current assets                               205,190      197,974
                                                    --------    ---------

 Property, plant and equipment, net                   45,181       46,763
 Trademark (net of accumulated amortization of
  $10,330 in 1998 and $10,274 in 1997)                 6,690        6,745
 Deferred tax asset                                   17,054       17,054
 Rental Equipment (net of accumulated depreciation
  of $269 in 1998 and $176 in 1997)                    1,925        2,030
 Other assets (net of accumulated amortization of
  $8,409 in 1998 and $8,053 in 1997)                  12,490       12,786
                                                    --------     --------
                                                    $288,530     $283,352
                                                    ========     ========

   LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt               $     37     $     46
 Accounts payable                                     48,993       41,190
 Accrued liabilities                                  22,539       22,279
                                                    --------     --------
  Total current liabilities                           71,569       63,515
                                                    --------     --------

Long-term debt, less current maturities              196,932      193,061
Other long-term liabilities                            2,811        2,775
Commitments and contingencies (Note 4)

Common stockholders' equity:
 Common stock (8,182,434 shares issued and
  outstanding in 1998 and 8,176,205 shares
  issued and outstanding in 1997)                         82           82
 Additional paid-in capital                           86,691       86,675
 Accumulated deficit                                 (69,555)     (62,756)
                                                    --------     --------
 Total common stockholders' equity                    17,218       24,001
                                                    --------     --------
                                                    $288,530     $283,352
                                                    ========     ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.
                                       3


<PAGE 4>
                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (in thousands except share and per share data)

                                                    Three Months Ended
                                                    ------------------
                                                   March 28,    March 29,
                                                      1998        1997
                                                   ---------   ---------
Net sales                                          $ 168,746   $ 159,319
Cost of sales                                        127,763     122,372
                                                   ---------   ---------

  Gross profit                                        40,983      36,947
                                                   ---------   ---------
Selling, general and administrative expenses          40,595      37,782
Depreciation, goodwill and trademark amortization      1,266       1,188
Provision for doubtful accounts                        1,333       1,046
Restructuring and unusual items                        5,431          -
Other operating income                                (2,386)       (844)
                                                    --------    --------
                                                      46,239      39,172
                                                    --------    --------

  Loss from operations                                (5,256)     (2,225)

Interest expense                                       5,422       5,152
Equity in loss of affiliated company                       -         553
                                                     --------   --------

  Loss before income taxes                           (10,678)     (7,930)

Provision for income tax benefit                      (3,879)     (2,740)
                                                     --------   --------

  Net loss                                         $  (6,799)  $  (5,190)
                                                     ========   ========

Basic loss per common share                        $   (0.83)  $   (0.64)
                                                     ========   ========

Diluted loss per common share                      $   (0.83)  $   (0.63)
                                                     ========   ========

Weighted average common shares - for basic         8,181,850   8,162,831
                                                   =========   =========

Weighted average common shares - for diluted       8,187,225   8,198,345
                                                   =========   =========


    The accompanying notes are an integral part of the condensed consolidated financial statements.
                                       4


<page 5>
                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                     Three Months Ended
                                                     ------------------
                                                    March 28,    March 29,
                                                      1998         1997
                                                    --------     --------
Cash flows from operating activities:
 Net loss                                          $  (6,799)   $  (5,190)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Equity in loss of affiliated company                     --          553
 Depreciation expense                                  1,149        1,072
 Amortization of trademark                                56           55
 Amortization of goodwill                                 61           61
 Amortization of deferred financing costs                538          441
 Provision for doubtful accounts                       1,333        1,046
 Gain on sale of assets                               (1,399)         (25)
 Deferred tax benefit                                 (4,166)      (3,100)
 Changes in assets and liabilities:
  Decrease in accounts receivable                      5,630        2,714
  Decrease in notes receivable                         2,138           --
  Increase in inventory                              (11,959)      (8,834)
  Increase in accounts payable, accrued liabilities
   and other long term liabilities                     8,099           88
  Increase in other assets                              (491)        (417)
                                                     -------      -------
NET CASH USED IN OPERATING ACTIVITIES                 (5,810)     (11,536)
                                                     -------      -------
Cash flows from investing activities:
 Purchases of property, plant and equipment             (799)        (502)
 Proceeds from sales of property, plant and equipment  2,724          143
                                                     -------      -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    1,925         (359)
                                                     -------      -------
Cash flows from financing activities:
 Net borrowings under revolving line of credit         3,877       10,063
 Reductions of note payable                              (15)         (41)
 Net proceeds from issuance of common stock               16           16
                                                     -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES              3,878       10,038
                                                     -------      -------
NET DECREASE IN CASH                                      (7)      (1,857)
Cash at beginning of period                               79        1,933
                                                     -------      -------
CASH AT END OF PERIOD                              $      72    $      76
                                                    ========     ========
Supplemental schedule of cash flow information:
 Interest paid                                     $   2,159    $   1,854
 Income taxes paid                                 $      82    $     322

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

    The condensed consolidated balance sheet as of March 28, 1998, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three-month periods ended March 28, 1998 and March 29, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 28, 1998 and for all periods presented have been made. The results for the three-month period ended March 28, 1998 is not necessarily indicative of the results to be expected for the full year or for any interim period.

    The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997, filed with the Securities and Exchange Commission.

   Reclassifications
   -----------------

   Reclassifications have been made to the first quarter condensed consolidated balance sheet and condensed consolidated statement of cash flows to reflect, more appropriately, purchase rebates receivable as a reduction of accounts payable rather than as accounts receivable. The amount previously recorded as accounts receivable in the first quarter of 1997 was $1.5 million.

                                       6
<PAGE 7>
   Share Data
   ----------

    The Company issued 4,695 shares of Common Stock to members of its board of directors as compensation and 1,534 shares of Common stock upon exercise of employee warrants during the three-months ended March 28, 1998.


2. LONG-TERM DEBT
   --------------

    Long-term debt is comprised of the following at March 28, 1998 (in thousands):

         Revolving line of credit               $   96,922
         Senior subordinated notes                 100,000
         Other                                          47
         Less current maturities                       (37)
                                                   -------
         Total long-term debt                   $  196,932
                                                   =======

    Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing at March 28, 1998 was $25.3 million.

   On March 20, 1998, the Company and its lenders entered into a third amendment
to  the  Company's  revolving  credit  agreement.   This  amendment  includes  a
modification  to  the fixed charge ratio covenant to reflect  the  restructuring announced by the Company in February, 1998 and includes the lenders' consent  to the  Company's  sale  of  its  Iowa facilities and its  internet  and  utilities marketing operations.


3. INCOME TAXES
   ------------
  The provision for income taxes for the three-month period ended March 28, 1998 was  a  benefit  of $3.9 million compared to a benefit of $2.7 million  for  the three-month period ended March 29, 1997.  An effective federal income  tax  rate of  39.0% was used to calculate federal income taxes for the first three  months of  1998, compared with an effective rate of 39.1% for the first three months of
1997.  In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported.

                                       7
<PAGE 8>
4. COMMITMENTS AND CONTINGENCIES
   -----------------------------
    At  March 28, 1998, the Company had accrued approximately $500,000 (included
in   accrued  liabilities  at  March  28,  1998)  for  remediation  of   certain
environmental  and  product liability matters, principally  underground  storage
tank  removal.   Many  of  the sales and distribution facilities  presently  and formerly operated by the Company contained underground petroleum storage  tanks.
Other  than  tanks at one acquired facility, recently installed, all such  tanks known to the Company located on facilities owned or operated by the Company have been  filled,  removed,  or  are  scheduled to be  removed  in  accordance  with applicable  environmental laws in effect at the time.  As a  result  of  reviews made  in  connection with the sale or possible sale of certain  facilities,  the
Company has found petroleum contamination of soil and ground water on several of these  sites  and has taken, and expects to take, remedial actions with  respect
thereto.   In addition, it is possible that similar contamination may  exist  on properties no longer owned or operated by the Company the remediation  of  which the  Company could under certain circumstances be held responsible.  Since 1988, the Company has incurred approximately $1.9 million of net costs with respect to the  filling  or removing of underground storage tanks and related investigatory and remedial actions.

    The  Company is one of many defendants in approximately 95 actions, each  of which  seeks unspecified damages, brought since 1993, in various Michigan  state courts against manufacturers and building material retailers by individuals  who claim  to have suffered injuries from products containing asbestos.  All of  the
plaintiffs  in  these  actions are represented by one of  two  law  firms.   The
Company is aggressively defending these actions and does not believe that  these actions will have a material adverse effect on the Company.

   On November 3, 1995, a complaint was filed against the Company, its directors and Riverside Group, Inc. seeking to enjoin or to obtain damages with respect to the Company's agreement to issue two million newly-issued shares of common stock to Riverside Group, Inc. for $5 per share.

    The Company is involved in various other legal proceedings which are incidental to the conduct of its business. The Company does not believe that any of these proceedings will have a material adverse effect on the Company.

    The  Company's  assessment of the matters described in this note  and  other forward-looking  statements in this Form 10-Q are  made  pursuant  to  the  safe harbor  provisions  of  the Private Securities Litigation  Reform  Act  of  1995
("Forward-Looking Information") and are inherently subject to uncertainty.   The

                                       8
<PAGE 9>
outcome  of  the  matters described in this note may differ from  the  Company's assessment of these matters as a result of a number of factors including but not limited to:  matters unknown to the Company at the present time, development  of losses materially different from the Company's experience, the Company's ability to  prevail  against its insurers with respect to coverage issues to  date,  the financial ability of those insurers and other persons from whom the Company  may be entitled to indemnity,  and the unpredictability of matters in litigation.


5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
   -----------------------------------------
    Reporting Comprehensive Income.  Statement of Financial Accounting Standards
No.  130, "Reporting Comprehensive Income,"  establishes standards for reporting and display of comprehensive income and its components in a full set of general-
purpose financial statements.  The term comprehensive income is defined  as  the change in the equity of a business.  Comprehensive income includes net income as well  as  other  components (revenues, expenses, gains, and losses)  that  under generally  accepted  accounting principles are  excluded  from  net  income  but
affect  equity.   The statement was effective for fiscal years  beginning  after
December  15,  1997, however, as the Company has no items of other comprehensive income this statement is not applicable to the Company.

    Disclosure about Segments.  Statement of Financial Accounting Standards  No.
131,  "Disclosure  about  Segments of an Enterprise  and  Related  Information,"
changes  Statement of Financial Accounting Standards No. 14 by requiring  a  new framework  for  segment  reporting  and includes  the  disclosure  of  financial information  related  to each segment.  The statement was effective  for  fiscal years beginning after December 15, 1997, however, adoption of this statement  is
not  required  in  interim statements in the initial year of  application.   The
Company is currently evaluating the effects of this pronouncement.

    Employers'  Disclosures  About Pensions and Other  Postretirement  Benefits.
Statement  of  Financial  Accounting Standards No. 132, "Employers'  Disclosures
About  Pensions and Other Postretirement Benefits,"  standardizes the disclosure
requirements   for  pensions  and  other  post  retirement  benefits,   requires
additional information on changes in the benefit obligation and fair  values  of plan  assets and eliminates certain disclosures that are no longer useful.  This
statement is effective for fiscal years beginning after December 15, 1997.   The
Company believes that the adoption of this statement will not have a significant impact on its financial statements.

                                       9
<PAGE 10>
6. EARNINGS PER SHARE
   ------------------

   The  Company  calculates earnings per share in accordance with  Statement  of
Financial  Accounting  Standards No. 128.  As required  by  this  statement  the
Company  has  adopted  the  standard for computing and presenting  earnings  per
share,  and  for  all  prior  period earnings per  share  data  presented.   The
following is the reconciliation of the numerators and denominators of the  basic and diluted earnings per share:

                                                    Three Months Ended
                                                    ------------------
                                                March 28,        March 29,
                                                  1998             1997
                                               ----------       ----------
Numerators:
  Net loss - for basic and
     diluted EPS                              $(6,799,000)     $(5,190,000)

Denominators:
  Weighted average common
     shares - for basic EPS                     8,181,850        8,162,831
     Common share from warrants                     5,375           10,767
     Common shares from options                         -           24,747
                                               ----------       ----------
  Weighted average common
     shares - for diluted EPS                   8,187,225        8,198,345

In addition, options to purchase of 668,000 and 372,000 weighted average shares of common stock during the first quarter of 1998 and 1997, respectively, were not included in the diluted EPS as the options' exercise prices were greater than the average market price and the effect would be antidilutive.


7. OPERATIONAL RESTRUCTURING
   --------------------------
    In the first quarter of 1998, the Company announced and completed a plan for additional restructuring activities (the "1998 Plan"). The 1998 Plan included the closing or consolidation of eight building centers and two component manufacturing facilities, the sale of two additional building centers, and further reductions in headquarters staffing. The Company recorded a restructuring charge of $5.4 million with respect to the 1998 Plan, consisting of $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits, and a benefit of $300,000 for adjustments to prior years' restructuring accruals.

                                       10
<page 11>
8. SUBSEQUENT EVENT
   ----------------
      On April 13, 1998, all 499,768 outstanding shares of Class B Non-Voting Common Stock, par value $.01 per share, were converted to 499,768 shares of Common Stock, par value $.01 per share.

                                       11

<page 12>
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------
    The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

                             RESULTS OF OPERATIONS
                             ---------------------
    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all sales and distribution and component manufacturing facilities operated by the Company, including those closed or sold during the period.

                                      Three Months Ended
                                      ------------------
                                      March 28,  March 29,
                                        1998       1997
                                      --------   --------
Net sales                               100.0%     100.0%
Gross profit                             24.3%      23.2%
Selling, general and
  administrative expense                 24.1%      23.7%
Depreciation, goodwill and
  trademark amortization                  0.7%       0.7%
Provision for doubtful                    0.8%       0.7%
accounts
Restructuring and unusual                 3.2%         -
items
Other operating income                   (1.4)%     (0.5)%
Income from operations                   (3.1)%     (1.4)%

Net Earnings
------------
    The Company's first quarter has historically been adversely affected by seasonal decreases in building construction activity in the Northeast and Midwest resulting from winter weather conditions. In the first quarter of 1998, the Midwest experienced a very mild winter. The positive effects of the mild winter in this region, the Company's primary region, were partially offset by increased precipitation in the Northeast and South. Weather conditions during the first quarter of 1997 were closer to historical seasonal averages. The

                                       12
<page 13>
first quarter of 1998 also had favorable economic conditions for the building materials supply industry. Single family housing starts were up 8.5% over the first quarter of 1997.

    Net loss for the three months ended March 28, 1998 was $6,799,000 compared with a loss of $5,190,000 for the three months ended March 29, 1997. The increase in the net loss is primarily the result of a $5.4 million charge for restructuring and unusual items and an increase in selling, general and administrative ("SG&A") expense, interest expense, and provision for doubtful accounts. The impact of these changes were partially offset by increases in sales and gross profit margins, a $1.5 million increase in other operating income, and the elimination of equity in losses of an affiliated company.


Operational Restructuring
-------------------------
    In the first quarter of 1998, the Company announced and completed a plan for additional restructuring activities (the "1998 Plan"). The 1998 Plan included the closing or consolidation of eight building centers and two component manufacturing facilities, the sale of two additional building centers, and further reductions in headquarters staffing. The Company recorded a restructuring charge of $5.4 million with respect to the 1998 Plan, consisting of $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits, and a benefit of $300,000 for adjustments to prior years' restructuring accruals.

    In March 1998, as contemplated by the 1998 Plan, the Company sold the assets of its two Iowa building centers to another building center chain for approximately $3.9 million, resulting in a gain of approximately $700,000.


                   Three Months Ended March 28, 1998 Compared
                   ------------------------------------------
                   with the Three Months Ended March 29, 1997
                   ------------------------------------------

Net Sales
---------
   Net sales for the first quarter of 1998 increased 5.9% to $168.7 million from $159.3 million for the first quarter of 1997. Same store sales increased 10.3% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, also increased 10.3% when compared with the first quarter of 1997, and consumer same store sales increased by 4.3% for the quarter. As of March 28, 1998 the Company operated 101 sales and distribution facilities, nine less than it operated at the end of the first quarter of 1997. The Company estimates that deflation in lumber prices reduced total sales for the quarter by approximately $4.4 million, compared with the 1997 comparable period.

                                      13
<page 14>
   The Company believes that the sales increase results primarily from its recent investments in its target major market and re-merchandised conventional market sales and distribution facilities, as well as favorable economic and weather conditions. Same store sales increased 29% in the Company's nine target major markets, while same store sales increased 34% in the five building centers the Company finished remerchandising before the fourth quarter of 1997. Single family housing starts were 8.5% higher, nationally, in the first quarter of 1998 than in the comparable period of 1997. In the Company's primary geographical market, the Midwest, single family housing starts were 14.0% higher.


Gross Profit
------------
   1998 first quarter gross profit increased to $41.0 million from $36.9 million for the first quarter of 1997, a 10.9% increase. Gross profit as a percentage of sales increased to 24.3% for the first quarter of 1998 from 23.2% in 1997. The increase in gross profit as a percentage of sales is primarily attributable to improved product costs, increased margins on internally manufactured products and a reduction in costs associated with physical inventory count adjustments. Sales to building professionals as a percentage of sales remained constant in the two quarters, at 89.7%. Lumber and building materials accounted for 87.4% of sales in the first quarter of 1998, unchanged from the first quarter of 1997.


Selling, General and Administrative Expense
-------------------------------------------
    SG&A expense increased to 24.1% of net sales in the first quarter of 1998 compared with 23.7% of net sales in the first quarter of 1997. Much of the increase is attributable to major market expansion programs and the Company's decision, in the second half of 1997, to remerchandise 19 sales and distribution facilities and invest in programs to support sales improvement.

   Increases as a percentage of sales in salaries and wages, employee relocation and real estate and equipment rental expense were partially offset by reductions in professional fees. Salaries, wages and employee benefits increased as a percentage of sales by 0.8%. As of March 28, 1998, the Company had 3,550 full time and part time employees, relatively unchanged from March 29, 1997.

                                       14
<page 15>
Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------
    Depreciation, goodwill and trademark amortization increased to $1.3 million for the first quarter of 1998 compared with $1.2 million for the same period in 1997. This increase is primarily due to depreciation on rental equipment. The Company's tool rental program was initiated during 1997 and no depreciation on rental equipment was recorded in the first quarter of 1997.


Provision for Doubtful Accounts
-------------------------------
    The  provision for doubtful accounts increased to $1.3 million for the first
quarter  of  1998 from $1.0 million in the first quarter of 1997.   The  primary
reasons for the increase are better than historical collection performance in the first quarter of 1997 and additional expense as a result of delinquency of one major account in 1998.


Restructuring and Unusual Items
-------------------------------
    In February of 1998, the Company announced the 1998 Plan which included the closing or consolidation of eight building centers and two component manufacturing facilities in February, the sale of two additional building centers in March, and further reductions in headquarters staffing. The Company recorded a restructuring charge of $5.4 million, which included $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. No restructuring or unusual items were recorded in the first quarter of 1997.


Other Operating Income
----------------------
    Other operating income for the first quarter of 1998 was $2.4 million compared with $800,000 for the first quarter of 1997. During the first quarter of 1998, the Company recorded a gain of approximately $1.4 million on the sale of its two Iowa centers, two other closed building centers, and excess equipment. In the first quarter of 1997, the Company sold no real estate and recorded gains of $25,000 on the sale of excess equipment.

                                       15
<page 16>
Interest Expense
----------------
    In the first quarter of 1998 interest expense increased to $5.4 million from $5.2 million during the first quarter of 1997, resulting primarily from an increase in average total long term debt of approximately $15.3 million, partially offset by a decrease in the effective borrowing rate on total long term debt of approximately 47 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in interest rate on the Company's revolving line of credit, effective April 11, 1997. Approximately 92% of the Company's first quarter average borrowings on its revolving credit facility were LIBOR-based.


Equity in Loss of Affiliated Company
------------------------------------
    In the first quarter of 1997 the Company recorded equity in loss of affiliated company of $600,000. The Company's net equity in this affiliate was reduced to zero at December 31, 1997, thus no additional equity losses for this affiliate were recorded in 1998.


Provision for Income Tax Benefit
--------------------------------
    The Company recorded an income tax benefit of $3.9 million for the first quarter of 1998 compared with a benefit of $2.7 million in the first quarter of 1997. An effective federal income tax rate of 39.0% was used to calculate federal income taxes for the first quarter of 1998, compared with an effective rate of 39.1% for the first quarter of 1997. In addition to the effective federal tax rate used, state income and franchise taxes were calculated separately and are included in the provision reported for both years.

   The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995 and 1997, management believes that it is more likely than not that the Company will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of the Company's operational efforts, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage and competition.

                                       16
<page 17>
Recently Issued Accounting Pronouncements
-----------------------------------------
   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The term comprehensive income is defined as the change in the equity of a business. Comprehensive income includes net income as well as other components (revenues, expenses, gains, and losses) that under generally accepted accounting principles are excluded from net income but affect equity. The statement was effective for fiscal years beginning after December 15, 1997, however, as the Company has no items of other comprehensive income this statement is not applicable to the Company.

    Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," changes Statement of Financial Accounting Standards No. 14 by requiring a new framework for segment reporting and includes the disclosure of financial information related to each segment. The statement was effective for fiscal years beginning after December 15, 1997, however, adoption of this statement is not required in interim statements in the initial year of application. The Company is currently evaluating the effects of this pronouncement.

    Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other post retirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. This statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this statement will not have a significant impact on its financial statements.


Year 2000
---------
   In response to the Year 2000 issue, the Company initiated a project in early 1997 to identify, evaluate and implement changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company is communicating with its customers, suppliers, and other service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with are not made in a timely manner, the Year 2000 issue may have a material adverse effect on the Company's business, financial condition, and results of operations. The total cost associated with the required modifications is not expected to be material to the Company's consolidated results of operations and financial position, and is being expensed as incurred.
                                       17
<page 18>
                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------
   The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

    During the first three months of 1998 net cash used in operating activities was $5.8 million, $5.7 million less than the $11.5 million used in the first quarter of 1997. The first three months of the year historically have generated negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its inventory levels during the first quarter to meet the anticipated increase in sales.

    The Company's accounts receivable balance at the end of the first quarter of 1998 increased $7.4 million when compared to the end of the first quarter of 1997, an increase of 10.9%. Approximately $4.3 million of this increase is attributable to increased credit sales during March 1998, compared with March 1997. Balances on accounts with special terms have also increased approximately $4.0 million from 1997 to 1998.

    Inventory at the end of the first quarter of 1998 was $5.2 million, or 4.7%, higher than at the end of the first quarter of 1997. This increase is largely attributable to the major market and showroom remerchandising programs, as well as the increase in first quarter sales. Roofing, insulation and vinyl siding account for a $6.2 million increase in inventory which is partially offset by decreases in commodity lumber inventory, primarily as a result of lower market prices. Accounts payable at the end of the first quarter of 1998 increased approximately $6.9 million, or 16.4% from the first quarter of 1997, primarily attributable to an increase in total inventory and special buys on commodity building materials (roofing, drywall, insulation) which included extended accounts payable terms.

    The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of building centers and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. In the first three months of 1998 the Company spent $0.8 million on capital expenditures as compared to $0.5 million for the same period in 1997. The Company expects to spend approximately $5.0 million for all of 1998. Under the Company's bank revolving credit agreement, as amended, capital expenditures during 1998 are limited to $6.0 million plus the proceeds from the sale of certain excess real estate plus the portion of 1997's capital expenditures that were not spent. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

                                       18
<page 19>
   Through the first three months of 1998, the Company has closed, consolidated, or sold ten sales and distribution facilities and two component manufacturing facilities. At May 1, 1998 the Company operated 101 sales and distribution centers and 10 component manufacturing facilities compared with 112 sales and distribution facilities and 11 component manufacturing facilities at May 1, 1997. The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by the Company, through May 1, 1998:

                                         Sales and       Component
                                        Distribution   Manufacturing
                                         Facilities      Facilities
                                         ----------      ----------
As of December 27, 1997                      111              11

   Expansion                                   -               1
   Sold                                       (2)              -
   Closings                                   (7)             (2)
   Consolidation                              (1)              -
                                            -----           -----
As of May 1, 1998                            101              10
                                            =====           =====

   The Company maintained excess availability under its revolving line of credit throughout the first three months of 1998. At the end of the first quarter total borrowings under the revolving line of credit were $10.5 million higher than at the end of the first quarter of 1997.
Under  the  current terms of the Company's bank revolving credit  agreement  the
Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At March 28, 1998, $96.9 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $25.3 million. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Tax Benefit".

   On March 20, 1998, the Company and its lenders entered into a third amendment to the Company's revolving credit agreement. This amendment includes a modification to the fixed charge ratio covenant to reflect the restructuring announced by the Company in February 1998 and includes the lenders' consent to the Company's sale of its Iowa facilities and its internet and utilities marketing operations.

                                       19
<page 20>

                                    PART II
                               OTHER INFORMATION
                               -----------------

Item 5.   Other Information
---------------------------
      On April 13, 1998, all 499,768 outstanding shares of Class B Non-Voting Common Stock, par value $.01 per share, were converted to 499,768 shares of Common Stock, par value $.01 per share.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
     (a)  Exhibits

          27.1 Financial data schedule (SEC use only).

     (b)  Reports on Form 8-K

          None.


                                       20
<page 21>


                                  SIGNATURES
                                  ----------
    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WICKES INC.




                                     By:  /s/ J. Steven Wilson
                                         ----------------------
                                         J. Steven Wilson
                                         Chairman and Chief Executive
                                         Officer


                                     By:  /s/ Kenneth M. Kirschner
                                         -------------------------
                                         Kenneth M. Kirschner
                                         Vice Chairman and Principal Financial
                                         Officer


                                     By:  /s/ John M. Lawrence
                                         ---------------------
                                         John M. Lawrence
                                         Controller and Principal Accounting
                                         Officer


Date:  May 11, 1998


                                       21