Form 10-Q
period 1998-06-27
WICKES INC
filed 1998-08-10
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                                                  Commission File
For the Quarterly Period Ended  June 27, 1998     Number  0-22468
                               ---------------            -------

                          WICKES INC.
               --------------------------------
     (Exact name of registrant as specified in its charter)


               Delaware                           36-3554758
---------------------------------------       -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois          60061
------------------------------------------------        --------
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

                                   Yes   X        No
                                       -----
As of July 31, 1998, the Registrant had 8,202,264 shares of Common Stock, par value $.01 per share, and no shares of Class B Non-Voting Common Stock, par value $.01 per share, outstanding.

                    WICKES INC. AND SUBSIDIARIES

                                INDEX
                                -----

                                                            Page
                                                           Number
                                                          --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets
       June 27, 1998 and December 27, 1997 (unaudited)        3

      Condensed Consolidated Statements of Operations
       For the three months and six months ended
       June 27, 1998 and June 28, 1997 (Unaudited)            4

      Condensed Consolidated Statements of Cash Flows
       For the six months ended June 27, 1998 and
       June 28, 1997 (Unaudited)                              5

      Notes to Condensed Consolidated
       Financial Statements (Unaudited)                       6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations              12


PART II.  OTHER INFORMATION

   Item 5.  Other Information                                23

   Item 6.  Exhibits and Reports on Form 8-K                 23

                          WICKES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands except share data)

                                                  June 27,   December 27,
                                                    1998         1997
                                                 ---------    ---------
               ASSETS
Current assets:
 Cash                                           $      68    $      79
 Accounts receivable, less allowance
   for doubtful accounts of $3,936 in
   1998 and $3,765 in 1997                         98,917       81,788
 Notes Receivable                                     969        3,200
 Inventory                                        117,023      102,706
 Deferred tax asset                                11,156        8,955
 Prepaid expenses                                   1,857        1,246
                                                  -------      -------
  Total current assets                            229,990      197,974
                                                  -------      -------
 Property, plant and equipment, net                44,575       46,763
 Trademark (net of accumulated amortization
   of $10,385 in 1998 and $10,274 in 1997)          6,635        6,745
 Deferred tax asset                                17,054       17,054
 Rental Equipment (net of accumulated
   depreciation of $371 in 1998 and
   $176 in 1997)                                    2,015        2,030
 Other assets (net of accumulated
   amortization of $8,765 in 1998 and
   $8,053 in 1997)                                 12,038       12,786
                                                  -------      -------
                                                $ 312,307    $ 283,352
                                                  =======      =======

   LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt           $      28    $      46
 Accounts payable                                  58,818       41,190
 Accrued liabilities                               18,043       22,279
                                                  -------      -------
  Total current liabilities                        76,889       63,515

Long-term debt, less current maturities           212,510      193,061
Other long-term liabilities                         2,857        2,775
Commitments and contingencies (Note 4)

Common stockholders' equity:
 Common stock (8,195,658 shares issued and
  outstanding in 1998 and 8,176,205 shares
  issued and outstanding in 1997)                      82           82
 Additional paid-in capital                        86,738       86,675
                                                  -------      -------
 Accumulated deficit                              (66,769)     (62,756)
   Total common stockholders' equity               20,051       24,001
                                                  -------      -------
                                                $ 312,307    $ 283,352
                                                  =======      =======

    The accompanying notes are an integral part of the condensed consolidated financial statements.
                                      3

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (in thousands except share and per share data)

                                 Three Months Ended          Six Months Ended
                                 ------------------          ----------------
                               June 27,     June 28,       June 27,     June 28,
                                 1998         1997           1998         1997
                                -------      -------        -------      -------
Net sales                     $ 237,141    $ 237,335      $ 405,887    $ 396,654
Cost of sales                   181,052      183,028        308,815      305,400
                                -------      -------        -------      -------
  Gross profit                   56,089       54,307         97,072       91,254
                                -------      -------        -------      -------
Selling, general and
 administrative expenses         45,824       46,907         86,419       84,689
Depreciation, goodwill and
 trademark amortization           1,284        1,229          2,550        2,417
Provision for doubtful accounts    (124)        (463)         1,209          583
Restructuring and unusual items       -            -          5,431            -
Other operating income           (1,419)      (1,634)        (3,805)      (2,478)
                                -------      -------        -------      -------
                                 45,565       46,039         91,804       85,211
                                -------      -------        -------      -------
  Income from operations         10,524        8,268          5,268        6,043

Interest expense                  5,489        5,259         10,911       10,411
Equity in loss of affiliated
 company                              -          213              -          766
                                -------      -------        -------      -------
  Income (loss) before income
   taxes                          5,035        2,796         (5,643)      (5,134)

Provision (benefit) for income
 taxes                            2,249        1,454         (1,630)      (1,286)
                                -------      -------        -------      -------
  Net income (loss)           $   2,786    $   1,342      $  (4,013)   $  (3,848)
                                =======      =======        =======      =======

Basic income (loss) per
 common share                 $    0.34    $    0.16      $   (0.49)   $   (0.47)
                                =======      =======        =======      =======
Diluted income (loss) per
 common share                 $    0.33    $    0.16      $   (0.49)   $   (0.47)
                                =======      =======        =======      =======
Weighted average common
 shares - for basic           8,192,806    8,166,500      8,187,328    8,164,665
                              =========    =========      =========    =========
Weighted average common
 shares - for diluted         8,383,984    8,202,096      8,259,929    8,188,140
                              =========    =========      =========    =========

    The accompanying notes are an integral part of the condensed consolidated financial statements.
                                      4

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                    Six Months Ended
                                                    ----------------
                                                  June 27,     June 28,
                                                    1998         1997
                                                   ------       ------
Cash flows from operating activities:
   Net loss                                     $  (4,013)   $  (3,848)
 Adjustments to reconcile net loss to
        net cash used in operating activities:
 Equity in loss of affiliated company                   -          766
 Depreciation expense                               2,316        2,183
 Amortization of trademark                            111          111
 Amortization of goodwill                             123          123
 Amortization of deferred financing costs             833          729
 Provision for doubtful accounts                    1,209          583
 Gain on sale of assets                            (1,501)        (569)
 Deferred tax benefit                              (2,201)      (2,007)
 Changes in assets and liabilities:
  Increase in accounts receivable                 (18,338)     (25,027)
  Decrease in notes receivable                      2,231            -
  Increase in inventory                           (14,317)     (28,899)
  Increase in accounts payable and accrued
   liabilities                                     13,474       24,155
  Increase in other assets                         (1,000)      (1,541)
                                                   ------       ------
NET CASH USED IN OPERATING ACTIVITIES             (21,073)     (33,241)

Cash flows from investing activities:
 Purchases of property, plant and equipment        (1,984)      (2,679)
 Proceeds from sales of property, plant and
  equipment                                         3,549        6,439
                                                   ------       ------
NET CASH PROVIDED BY INVESTING ACTIVITIES           1,565        3,760

Cash flows from financing activities:
 Net borrowing under revolving line of credit      19,463       27,668
 Reductions of notes payable                          (29)         (73)
 Net proceeds from issuance of common stock            63           31
                                                   ------       ------
NET CASH PROVIDED BY FINANCING ACTIVITIES          19,497       27,626
                                                   ------       ------
NET DECREASE IN CASH                                  (11)      (1,855)
Cash at beginning of period                            79        1,933
                                                   ------       ------
CASH AT END OF PERIOD                           $      68    $      78
                                                   ======       ======
Supplemental schedule of cash flow information:
 Interest paid                                  $  10,444    $   9,869
 Income taxes paid                              $     422    $     832



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

   The condensed consolidated balance sheet as of June 27, 1998, the condensed consolidated statements of operations for the three-month and six-month periods ended June 27, 1998 and June 28, 1997 and the condensed consolidated statements of cash flows for the six-month periods ended June 27, 1998 and June 28, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 27, 1998 and for all periods presented have been made. The results for the three-month and six-month periods ended June 27, 1998 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

    Reclassifications
    -----------------
   Reclassifications have been made to the 1997 condensed consolidated balance sheet and condensed consolidated statement of cash flows to reflect, more appropriately, purchase rebates receivable as a reduction of accounts payable rather than as accounts receivable. The amount previously recorded as accounts receivable in the second quarter of 1997 was $2.1 million.

    Share Data
    ----------
   During the six-month period ended June 27, 1998 the Company issued 8,604 shares of Common Stock to members of its board of directors as compensation and 10,849 shares of Common stock upon exercise of employee warrants and options. As of May 1998 unexercised warrants for 3,068 shares of the Company's common stock have expired.

   On April 13, 1998, all 499,768 outstanding shares of Class B Non-Voting Common Stock, par value $.01 per share, were converted to 499,768 shares of Common Stock, par value $.01 per share.


2.  LONG-TERM DEBT
    --------------
   Long-term debt is comprised of the following at June 27, 1998 (in thousands):

         Revolving line of credit              $  112,505
         Senior subordinated notes                100,000
         Other                                         33
         Less current maturities                      (28)
                                                  -------
         Total long-term debt                  $  212,510
                                                  =======

   Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing at June 27, 1998 was $17.1 million.

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


3.  INCOME TAXES
    ------------
   The provision for income taxes for the six-month period ended June 27, 1998 was a benefit of $1.6 million compared to a benefit of $1.3 million for the six-month period ended June 28, 1997. An effective federal income tax rate of 39.0% was used to calculate federal income taxes for the first six months of 1998, compared with an effective rate of 39.1% for the first six months of 1997. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported.


4.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

   At June 27, 1998, the Company had accrued $500,000 (included in accrued liabilities at June 27, 1998) for remediation of certain environmental and product liability matters, principally underground storage tank removal. Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled, removed, or are scheduled to be removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $1.9 million of net costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.

   The Company is one of many defendants in approximately 80 actions, each of which seeks unspecified damages, brought since 1993, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. All of the plaintiffs in these actions are represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company.

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


5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    -----------------------------------------
   Reporting Comprehensive Income. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The term comprehensive income is defined as the change in the equity of a business. Comprehensive income includes net income as well as other components (revenues, expenses, gains, and losses) that under generally accepted accounting principles are excluded from net income but affect equity. The statement was effective for fiscal years beginning after December 15, 1997, however, as the Company has no items of other comprehensive income, this statement is not applicable to the Company.

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

   Employers' Disclosures About Pensions and Other Postretirement Benefits. Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. This statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this statement will not have a significant impact on its financial statements.
                                      9

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

                                               Six Months Ended
                                               ----------------
                                           June 27,        June 28,
                                              1998           1997
                                           --------        --------
Numerators:
  Net loss - for basic and
     diluted EPS                        $(4,013,000)    $(3,848,000)
                                          ---------       ---------
Denominators:
  Weighted average common
     shares - for basic EPS               8,187,328       8,164,665
     Common share from warrants                   -           9,982
     Common shares from options              72,601          13,493
                                          ---------       ---------
  Weighted average common
     shares - for diluted EPS             8,259,929       8,188,140

   Options to purchase 413,637 additional weighted average shares of common stock during the first half of 1998 and 1997 were not included in the diluted EPS as the options' exercise prices were greater than the average market price and the effect would be antidilutive.


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


8.  SUBSEQUENT EVENT
    ----------------
   On July 16, 1998, the Company announced an agreement in principle to acquire Eagle Industries Inc., an Indianapolis, Indiana component manufacturer with 1997 sales of $10.5 million. Eagle Industries manufactures and distributes roof trusses, wall panels and other building materials to the home building industry. The transaction is expected to be complete by the end of the third quarter.

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

                                 Three Months Ended            Six Months Ended
                                ------------------            ----------------
                               June 27,     June 28,       June 27,      June 28,
                                 1998         1997           1998          1997
                                ------       ------         ------        ------
Net sales                       100.0%       100.0%         100.0%        100.0%
Gross profit                     23.6%        22.9%          23.9%         23.0%
Selling, general and
 administrative expense          19.3%        19.8%          21.3%         21.4%
Depreciation, goodwill
 and trakemark amortization       0.5%        0.5%           0.6%          0.6%
Provision for doubtful accounts   0.0%       (0.2)%          0.3%          0.1%
Restructuring and unusual items     -           -            1.3%            -
Other operating income           (0.6)%      (0.7)%         (0.9)%        (0.6)%
Income from operations            4.4%        3.5%           1.3 %         1.5%

Net Earnings
------------
    The first half of 1998 presented favorable economic conditions for the building materials supply industry. Single family housing starts were up 9.6% over the first half of 1997. During the first quarter of 1998, the positive effects of the mild winter in the Company's Midwest region, the Company's primary region, were partially offset by increased precipitation in the Northeast and South. Weather conditions during the first quarter of 1997 were closer to historical seasonal averages.

    Net income for the three months ended June 27, 1998 was $2,786,000 compared with income of $1,342,000 for the three months ended June 28, 1997. The increase in the net income for the three month period is primarily the result of increased gross profit dollars, reductions in selling, general and administrative ("SG&A") expense, and the elimination of equity in losses of an affiliated company. The impact of these changes were partially offset by increases in provision for doubtful accounts, interest expense, and reductions in other operating income.

   Net loss for the first six months of 1998 was $4,013,000 compared with a loss of $3,848,000 for the first six months of 1997. The decrease in net income is primarily the result of a $5.4 million charge for restructuring and unusual items and increases in SG&A expense, provision for doubtful accounts, and interest expense. The impact of these changes were partially offset by increases in sales, gross profit, and other operating income and the elimination of equity in losses of an affiliated company.


Operational Restructuring
-------------------------
    In the first quarter of 1998, the Company announced and completed a plan for additional restructuring activities (the "1998 Plan"). The 1998 Plan included the closing or consolidation of eight building centers and two component manufacturing facilities, the sale of two additional building centers, and further reductions in headquarters staffing. During the first quarter, the Company recorded a restructuring charge of $5.4 million with respect to the 1998 Plan, consisting of $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits, and a benefit of $300,000 for adjustments to prior years' restructuring accruals.

    In March 1998, as contemplated by the 1998 Plan, the Company sold the assets of its two Iowa building centers to another building center chain for approximately $3.9 million, resulting in a gain of approximately $700,000.



                    Three Months Ended June 27, 1998 Compared
                    -----------------------------------------
                    with the Three Months Ended June 28, 1997
                    -----------------------------------------
Net Sales
----------
    Although net sales for the second quarter of 1998 were relatively unchanged at $237.1 million compared with $237.3 million for the second quarter of 1997, same store sales increased 7.0% compared with the same period last year, despite deflation in lumber prices which the Company estimates reduced sales by approximately $9.1 million, or approximately 3.8%, compared with 1997 comparable period pricing. Same store sales to the Company's primary customers, building professionals, also increased 9.3% when compared with the second quarter of 1997. Consumer same store sales decreased 10.2% for the quarter. As of June

27, 1998 the Company operated 101 sales and distribution facilities, 11 less than it operated at the end of the second quarter of 1997.

   The Company believes that its investments in its target major markets and re-merchandised conventional market sales and distribution facilities, as well as favorable economic conditions have offset the reduction in operating facilities and commodity lumber deflation. Same store sales increased 27% in the Company's nine target major markets, while same store sales increased 19% in the 11 sales and distribution facilities which the Company had finished remerchandising by the end of the second quarter of 1998. Single family housing starts were approximately 10.4% higher, nationally, in the second quarter of 1998 than in the comparable period of 1997. In the Company's primary geographical market, the Midwest, single family housing starts were up 4.2%.


Gross Profit
-------------
      1998 second quarter gross profit increased to $56.1 million from $54.3 million for the second quarter of 1997, a 3.3% increase. Gross profit as a percentage of sales increased to 23.6% for the second quarter of 1998 from 22.9% in 1997. The increase in gross profit as a percentage of sales is primarily attributable to improved product costs and a reduction in costs associated with physical inventory count adjustments. These improvements were partially offset by the effects of lumber deflation. Sales to building professionals, as a percentage of total sales, increased to 87.8% for the second quarter of 1998 from 85.5% for the same period in 1997. Lumber and building materials accounted for 89.6% of sales in the second quarter of 1998, compared with 89.4% in the second quarter of 1997.


Selling, General and Administrative Expense
-------------------------------------------
    SG&A expense decreased to 19.3% of net sales in the second quarter of 1998 compared with 19.8% of net sales in the second quarter of 1997. Much of the reduction can be attributed to expense reductions as part of the Company's operational restructuring and the completion of most of the Company's remerchandising programs during or prior to the end of the second quarter of 1998.

    Decreases as a percentage of sales in general office, travel, marketing, professional fees, and maintenance expenses were partially offset by increases in salaries and wages, employee relocation and real estate rent expense. Salaries, wages and employee benefits increased as a percentage of sales by 0.2%. As of June 27, 1998, the Company had 3,865 full time and part time employees, a decrease of 5.3% from June 28, 1997.

Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------
    Depreciation, goodwill and trademark amortization increased to $1.3 million for the second quarter of 1998 compared with $1.2 million for the same period in 1997. This increase is primarily due to depreciation on rental equipment. The Company's tool rental program was initiated during late 1997 and no depreciation on rental equipment was recorded in the second quarter of 1997.


Provision for Doubtful Accounts
-------------------------------
    The Company recorded a benefit from the provision for doubtful accounts of $0.1 million in the second quarter of 1998, compared with a benefit of $0.5 million in the second quarter of 1997. Increased construction activity in the Northeast and Midwest, during the second quarter results in improved collections on previously reserved accounts and lower delinquency levels. Collections during the second quarter of 1997 were very high.


Other Operating Income
----------------------
    Other operating income for the second quarter of 1998 was $1.4 million compared with $1.6 million for the second quarter of 1997. During the second quarter of 1998, the Company recorded a gain of approximately $180,000 on the difference between insured replacement cost and book value of inventory, as a result of a fire at one of its sales and distribution facilities. In the second quarter of 1997 the Company recorded a gain of approximately $500,000 on the sale of a previously closed sales and distribution facility.


Interest Expense
-----------------
   In the second quarter of 1998 interest expense increased to $5.5 million from $5.3 million for the second quarter of 1997, resulting primarily from an increase in average total long term debt of approximately $13.1 million, partially offset by a decrease in the effective borrowing rate on total long term debt of approximately 20 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in the interest rate on the Company's revolving line of credit, effective April 11, 1997 and a small reduction in the LIBOR rate. Approximately 93% of the Company's second quarter average borrowings on its revolving credit facility were LIBOR-based.

Equity in Loss of Affiliated Company
------------------------------------
    In the second quarter of 1997 the Company recorded equity in loss of affiliated company of $200,000. The Company's net equity in this affiliate was reduced to zero at December 31, 1997 thus no additional equity losses for this affiliate were recorded in 1998.


Provision for Income Taxes
--------------------------
    The Company recorded income tax expense of $2.2 million for the second quarter of 1998 compared with an expense of $1.5 million in the second quarter of 1997. An effective federal income tax rate of 39.0% was used to calculate federal income taxes for the first quarter of 1998, compared with an effective rate of 39.1% for the first quarter of 1997. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported for both years.

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



                     Six Months Ended June 27, 1998 Compared
                     ---------------------------------------
                     with the Six Months Ended June 28, 1997
                     ---------------------------------------

Net Sales
----------
    Although net sales for the first half of 1998 increased 2.3% to $405.9 million from $396.7 million for the first half of 1997, same store sales increased 7.9% compared with the same period last year, despite deflation in lumber prices which the Company estimates reduced sales by approximately $15.0 million, or approximately 3.8%, compared with 1997 comparable period pricing. Same store sales to the Company's primary customers, building professionals, also increased 9.2% when compared with the first half of 1997. Consumer same store sales decreased 5.4% for the first half. As of June 27, 1998 the Company operated 101 sales and distribution facilities, 11 less than it operated at the end of the second quarter of 1997.

   The Company believes that its investments in its target major markets and re-merchandised conventional market sales and distribution facilities, as well as favorable economic and weather conditions have offset the reduction in operating facilities and commodity lumber deflation. Same store sales increased 28% in the Company's nine target major markets, while same store sales increased 23% in the 11 sales and distribution facilities the Company finished remerchandising by the end of the second quarter of 1998. Single family housing starts were 9.6% higher, nationally, in the first half of 1998 than in the comparable period of 1997. In the Company's primary geographical market, the Midwest, single family housing starts were up 7.7%. During the first quarter of 1998, the positive effects of the mild winter in the Company's Midwest region, the Company's primary region, were partially offset by increased precipitation in the Northeast and South. Weather conditions during the first quarter of 1997 were closer to historical seasonal averages.


Gross Profit
------------
    Gross profit during the first half of 1998 increased to $97.1 million from $91.3 million for the first half of 1997, a 6.4% increase. Gross profit as a percentage of sales increased to 23.9% for the first half of 1998 from 23.0% in 1997. The increase in gross profit as a percentage of sales is primarily attributable to improved product costs, increased margins on internally manufactured products and a reduction in costs associated with physical inventory count adjustments. These improvements were partially offset by the effects of lumber deflation. Sales to building professionals, as a percentage of total sales, increased to 88.5% for the first half of 1998 from 87.2% for the same period in 1997. Lumber and building materials accounted for 88.6% of sales in the first half of 1998, relatively unchanged from the first half of 1997.


Selling, General and Administrative Expense
-------------------------------------------
    SG&A expense decreased slightly, to 21.3% of net sales in the first half of 1998 compared with 21.4% of net sales in the first half of 1997. Increased expenses attributable to major market expansion programs and remerchandising of sales and distribution facilities were more than offset through reductions in other areas, primarily the reduction of costs anticipated under the Company's operational restructuring plan, implemented in the first quarter of 1998.

    Decreases as a percentage of sales in professional fees, marketing, travel and general office expense were partially offset by increases in salaries and wages, employee relocation and real estate rental expenses. Salaries, wages and employee benefits for the first half of 1998, increased as a percentage of sales by 0.4% when compared with the first half of 1997.

Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------
    Depreciation, goodwill and trademark amortization increased to $2.6 million for the first half of 1998 compared with $2.4 million for the same period in 1997. This increase is primarily due to depreciation on rental equipment. The Company's tool rental program was initiated during 1997 and no depreciation on rental equipment was recorded in the first half of 1997.


Provision for Doubtful Accounts
-------------------------------
    The provision for doubtful accounts increased to $1.2 million for the first half of 1998 from $0.6 million in the first half of 1997. The primary reason for the increase is the better than historical collection performance achieved during the first half of 1997, expense of only 0.1% of total sales.


Restructuring and Unusual Items
-------------------------------
    In February of 1998, the Company announced the 1998 Plan which included the closing or consolidation of eight sales and distribution facilities and two component manufacturing facilities in February, the sale of two additional sales and distribution facilities in March, and further reductions in headquarters staffing. The Company recorded a restructuring charge of $5.4 million, which included $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. By the end of the second quarter the 1998 Plan was virtually complete. No restructuring or unusual items were recorded in the first half of 1997.


Other Operating Income
----------------------
    Other operating income for the first half of 1998 was $3.8 million compared with $2.5 million for the first half of 1997. During the first half of 1998, the Company recorded a gain of approximately $1.6 million on the sale of two sales and distribution facilities located in Iowa, two other closed facilities, and excess equipment. A gain of $180,000 on the difference between insured replacement cost and book value of inventory, as a result of a fire at one of its sales and distribution facilities was also recorded in the first half of 1998. In the first half of 1997, the Company recorded a gain of approximately $500,000 on the sale of a previously closed sales and distribution facility.

Interest Expense
------------------
    In the first half of 1998, interest expense increased to $10.9 million from $10.4 million during the first half of 1997, resulting primarily from an increase in average total long term debt of approximately $14.2 million, partially offset by a decrease in the effective borrowing rate on total long term debt of approximately 22 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in the interest rate on the Company's revolving line of credit, effective April 11, 1997. Approximately 93% of the Company's first half average borrowings on its revolving credit facility were LIBOR-based.


Equity in Loss of Affiliated Company
------------------------------------
    In the first half of 1997 the Company recorded equity in loss of affiliated company of $766,000. The Company's net equity in this affiliate was reduced to zero at December 31, 1997 thus no additional equity losses for this affiliate were recorded in 1998.


Provision for Income Taxes
--------------------------
   The Company recorded an income tax benefit of $1.6 million for the first half of 1998 compared with a benefit of $1.3 million in the first half of 1997. An effective federal income tax rate of 39.0% was used to calculate federal income taxes for the first half of 1998, compared with an effective rate of 39.1% for the first half of 1997. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported for both years.

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

    Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. This statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this statement will not have a significant impact on its financial statements.


Year 2000
---------
   In response to the Year 2000 issue, the Company initiated a project in early 1997 to identify, evaluate and implement changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company is communicating with its customers, suppliers, and other service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. If modifications and conversions by the Company, and those it conducts business with, are not made in a timely manner, the Year 2000 issue may have a material adverse effect on the Company's business, financial condition, and results of operations. The total cost associated with the required modifications is not expected to be material to the Company's consolidated results of operations and financial position, and is being expensed as incurred.

                         LIQUIDITY AND CAPITAL RESOURCES
                        --------------------------------

   The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

   During the first six months of 1998 net cash used in operating activities was $21.1 million, $12.1 million less than the $33.2 million used in the first six months of 1997. The first six months of the year historically generates negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its inventory levels during the first quarter to meet anticipated sales increases, and in the second quarter increases in accounts receivable occur as a result of the increased sales activity.

   The Company's accounts receivable balance at the end of the second quarter of 1998 increased $3.3 million when compared to the end of the second quarter of 1997, an increase of 3.4%. Approximately $2.9 million of this increase is attributable to increased credit sales during June 1998, compared with June 1997.

    Inventory at the end of the second quarter of 1998 was $12.5 million, or 9.7%, lower than at the end of the second quarter of 1997. Approximately $13.0 million in inventory reduction is attributable to the closing, consolidation, or sale of 10 sales and distribution facilities and two manufacturing facilities during the first quarter of 1998. Increases in same store inventory in building materials and hardlines are nearly offset by deflation in commodity lumber inventory of approximately $3.8 million. Accounts payable at the end of the second quarter of 1998 decreased approximately $8.9 million, or 13.1% from the second quarter of 1997. This change is primarily attributable to special buys on commodity building materials, (roofing, drywall, insulation) which included extended accounts payable terms, which occurred during the second quarter of 1997, increasing accounts payable at the end of that quarter. These special buys occurred during the first quarter of 1998.

    The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. In the first six months of 1998 the Company spent $2.0 million on capital expenditures compared to $2.7 million for the same period in 1997. The Company expects to spend approximately $4.0 million for all of 1998. Under the Company's bank revolving credit agreement, as amended, capital expenditures during 1998 are limited to $6.0 million plus the proceeds from the sale of certain excess real estate plus the portion of 1997's capital expenditures that were not spent. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

    During the first three months of 1998, the Company closed, consolidated, or sold ten sales and distribution facilities and two component manufacturing facilities. At August 1, 1998 the Company operated 101 sales and distribution facilities and 10 component manufacturing facilities compared with 112 sales and distribution facilities and 12 component manufacturing facilities at August 1, 1997. The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by the Company, through August 1, 1998:

                                  Sales and       Component
                                 Distribution   Manufacturing
                                  Facilities      Facilities
                                  ---------       ---------
As of December 27, 1997              111              11

   Expansion                           -               1
   Sold                               (2)              -
   Closings                           (7)             (2)
   Consolidation                      (1)              -
                                  ---------       ---------
As of August 1, 1998                 101              10

    On July 16, 1998, the Company announced an agreement in principle to acquire Eagle Industries Inc., an Indianapolis, Indiana component manufacturer with 1997 sales of $10.5 million. Eagle Industries manufactures and distributes roof trusses, wall panels and other building materials to the home building industry. The transaction is expected to be complete by the end of the third quarter.

   The Company maintained excess availability under its revolving line of credit throughout the first six months of 1998. At the end of the second quarter total borrowings under the revolving line of credit were $8.5 million higher than at the end of the second quarter of 1997. Under the current terms of the Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At June 27, 1998, $112.5 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $17.2 million. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Tax Benefit".

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

                              WICKES INC.




                         By:  /s/ J. Steven Wilson
                              -------------------------------
                              J. Steven Wilson
                              Chairman and Chief Executive
                              Officer


                         By:  /s/ Kenneth M. Kirschner
                              -------------------------------
                              Kenneth M. Kirschner
                              Vice Chairman and Principal Financial
                              Officer


                         By:  /s/ John M. Lawrence
                              -------------------------------
                              John M. Lawrence
                              Controller and Principal Accounting
                              Officer


Date:  August 10, 1998