Form 10-Q
period 1998-09-26
WICKES INC
filed 1998-11-10
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                                                      Commission File
For the Quarterly Period Ended  September 26, 1998    Number  0-22468
                                ------------------            -------

                         WICKES INC.
                         ----------
     (Exact name of registrant as specified in its charter)


               Delaware                           36-3554758
               --------                           ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois         60061
------------------------------------------------         -----
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

                                   Yes   X        No
                                        ---
As of October 30, 1998, the Registrant had 8,207,268 shares of Common Stock, par value $.01 per share, and no shares of Class B Non-Voting Common Stock, par value $.01 per share, outstanding.


                          WICKES INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                 Page
                                                                Number
PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

       Condensed Consolidated Balance Sheets
       September 26, 1998 and December 27, 1997 (Unaudited)        3

      Condensed Consolidated Statements of Operations
       For the three months and nine months ended
       September 26, 1998 and September 27, 1997 (Unaudited)       4

      Condensed Consolidated Statements of Cash Flows
       For the nine months ended September 26, 1998 and
       September 27, 1997 (Unaudited)                              5

      Notes to Condensed Consolidated
       Financial Statements (Unaudited)                            6

   Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    13


PART II.  OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K                     26

                                     2

                          WICKES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands except share data)

                                                        September 26,     December 27,
                                                            1998             1997
                                                        ------------      -----------
               ASSETS
Current assets:
 Cash                                                  $         645    $         79
 Accounts receivable, less allowance for doubtful
     accounts of $4,383 in 1998 and $3,765 in 1997           104,835          81,788
 Notes receivable                                              1,221           3,200
 Inventory                                                   113,127         102,706
 Deferred tax asset                                            9,260           8,955
 Prepaid expenses                                              3,149           1,246
                                                           ---------       ---------
  Total current assets                                       232,237         197,974
                                                           ---------       ---------
 Property, plant and equipment, net                           44,691          46,763
 Trademark (net of accumulated amortization of
  $10,441 in 1998 and $10,274 in 1997)                         6,579           6,745
 Deferred tax asset                                           17,054          17,054
 Rental equipment (net of accumulated depreciation
  of $471 in 1998 and $176 in 1997)                            1,923           2,030
 Other assets (net of accumulated amortization of
  $9,121 in 1998 and $8,053 in 1997)                          11,065          12,786
                                                           ---------       ---------
                                                       $     313,549    $    283,352
                                                           =========       =========

   LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                  $          22    $         46
 Accounts payable                                             47,742          41,190
 Accrued liabilities                                          22,490          22,279
                                                           ---------       ---------
Total current liabilities                                     70,254          63,515
                                                           ---------       ---------
Long-term debt, less current maturities                      217,525         193,061
Other long-term liabilities                                    2,876           2,775
Commitments and contingencies (Note 4)

Common stockholders' equity:
 Common stock (8,202,264 shares issued and
  outstanding in 1998 and 8,176,205 shares                        82              82
  issued and outstanding in 1997)
 Additional paid-in capital                                   86,771          86,675
 Accumulated deficit                                         (63,959)        (62,756)
                                                           ---------       ---------
   Total common stockholders' equity                          22,894          24,001
                                                           ---------       ---------
                                                       $     313,549    $    283,352
                                                           =========       =========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (in thousands except share and per share data)

                                         Three Months Ended         Nine Months Ended
                                         ------------------         -----------------
                                        Sept. 26,   Sept. 27,     Sept. 26,   Sept. 27,
                                          1998        1997          1998        1997
                                       ---------   ---------     ---------   ---------
Net sales                             $  261,137  $  266,324    $  667,024  $  662,978
Cost of sales                            200,081     206,048       508,896     511,448
                                       ---------   ---------     ---------   ---------
  Gross profit                            61,056      60,276       158,128     151,530
                                       ---------   ---------     ---------   ---------
Selling, general and administrative
 expenses                                 49,516      51,063       135,935     135,752
Depreciation, goodwill and
 trademark amortization                    1,296       1,123         3,846       3,540
Provision for doubtful accounts              551         301         1,760         884
Restructuring and unusual items              501           -         5,932           -
Other operating income                    (1,240)     (2,056)       (5,045)     (4,534)
                                       ---------   ---------     ---------   ---------
                                          50,624      50,431       142,428     135,642
                                       ---------   ---------     ---------   ---------
  Income from operations                  10,432       9,845        15,700      15,888

Interest expense                           5,571       5,491        16,482      15,902
Equity in loss of affiliated company           -         704             -       1,470
                                       ---------   ---------     ---------   ---------
  Income (loss) before income taxes        4,861       3,650          (782)     (1,484)

Provision for income taxes                 2,051       1,817           421         531
                                       ---------   ---------     ---------   ---------
  Net income (loss)                   $    2,810  $    1,833    $   (1,203) $   (2,015)
                                       =========   =========     =========   =========

Basic income (loss) per common share  $     0.34  $     0.22    $    (0.15) $    (0.25)
                                       =========   =========     =========   =========
Diluted income(loss) per common share $     0.34  $     0.22    $    (0.15) $    (0.25)
                                       =========   =========     =========   =========
Weighted average common shares -
 for basic                             8,201,710   8,169,643     8,194,446   8,166,325
                                       =========   =========     =========   =========
Weighted average common shares -
 for diluted                           8,258,803   8,203,082     8,262,468   8,199,637
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

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                           Nine Months Ended
                                                           -----------------
                                                        Sept. 26,     Sept. 27,
                                                           1998         1997
                                                        --------      --------
Cash flows from operating activities:
   Net loss                                             $ (1,203)     $ (2,015)
 Adjustments to reconcile net loss to
        net cash used in operating activities:
 Equity in loss of affiliated company                          -         1,470
 Depreciation expense                                      3,495         3,190
 Amortization of trademark                                   167           167
 Amortization of goodwill                                    184           184
 Amortization of deferred financing costs                  1,127         1,026
 Provision for doubtful accounts                           1,760           884
 Gain on sale of assets                                   (1,574)       (1,354)
 Deferred tax benefit                                       (305)         (579)
 Changes in assets and liabilities:
  Increase in accounts receivable                        (24,807)      (33,482)
  Decrease in notes receivable                             1,979             -
  Increase in inventory                                  (10,421)      (17,298)
  Increase in accounts payable and accrued liabilities     6,864        10,904
  Increase in other assets                                (1,682)       (1,838)
                                                        --------      --------
NET CASH USED IN OPERATING ACTIVITIES                    (24,416)      (38,741)
                                                        --------      --------
Cash flows from investing activities:
 Purchases of property, plant and equipment               (3,184)       (4,966)
 Proceeds from sales of property, plant and equipment      3,629         7,946
                                                        --------      --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                    445         2,980
                                                        --------      --------
Cash flows from financing activities:
 Net borrowing under revolving line of credit             24,481        33,974
 Reductions of notes payable                                 (40)         (115)
 Net proceeds from issuance of common stock                   96            47
                                                        --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 24,537        33,906
                                                        --------      --------
NET INCREASE/(DECREASE) IN CASH                              566        (1,855)
Cash at beginning of period                                   79         1,933
                                                        --------      --------
CASH AT END OF PERIOD                                  $     645     $      78
                                                        ========      ========
Supplemental schedule of cash flow information:
 Interest paid                                         $  12,919     $  12,137
 Income taxes paid                                     $     769     $   1,052


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

    The condensed consolidated balance sheet as of September 26, 1998, the condensed consolidated statements of operations for the three-month and nine-month periods ended September 26, 1998 and September 27, 1997 and the condensed consolidated statements of cash flows for the nine-month periods ended September 26, 1998 and September 27, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 26, 1998 and for all periods presented have been made. The results for the three-month and nine-month periods ended September 26, 1998 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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


    Share Data
    ----------
    During the nine-month period ended September 26, 1998 the Company issued 11,210 shares of Common Stock to members of its board of directors as compensation and 14,849 shares of Common stock upon exercise of employee warrants and options. Unexercised warrants for 3,068 shares of the Company's common stock expired in May 1998.

    On  April  13,  1998, all 499,768 outstanding shares of Class  B  Non-Voting
Common Stock, par value $.01 per share, were converted to 499,768 shares of Common Stock, par value $.01 per share.

2.  LONG-TERM DEBT
    --------------
    Long-term debt is comprised of the following at September 26, 1998 (in thousands):

         Revolving line of credit              $  117,525
         Senior subordinated notes                100,000
         Other                                         22
         Less current maturities                      (22)
                                                  -------
         Total long-term debt                  $  217,525
                                                  =======

    Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing at September 26, 1998 was $12.2 million.

   On March 20, 1998, the Company and its lenders entered into a third amendment to the Company's revolving credit agreement. This amendment includes a modification to the fixed charge ratio covenant to reflect the restructuring announced by the Company in February 1998 and includes the lenders' consent to the Company's sale of its Iowa facilities and its internet and utilities marketing operations. The lenders have waived the non-compliance by the Company with the fixed charge ratio at September 26, 1998.


3. INCOME TAXES
   ------------
   The provision for income taxes for the nine-month period ended September 26, 1998 was $0.4 million compared to $0.5 million for the nine-month period ended September 27, 1997. An effective federal income tax rate of 39.0% was used to calculate federal income taxes for the first nine months of 1998, compared with an effective rate of 39.1% for the first nine months of 1997. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported.


4. COMMITMENTS AND CONTINGENCIES
   -----------------------------
    At September 26, 1998, the Company had accrued $500,000 (included in accrued liabilities at September 26, 1998) for remediation of certain environmental and product liability matters, principally underground storage tank removal. Many of the sales and distribution facilities presently and formerly operated by the

Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed, in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company the remediation of which the Company could under certain circumstances be held responsible. It is possible that the Company could incur additional losses in excess of current reserves but an estimate of these losses cannot be made. Since 1988, the Company has incurred approximately $1.9 million of net costs with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions.

    The Company is one of many defendants in approximately 60 actions, each of which seeks unspecified damages, brought since 1993, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. The number of outstanding claims has continued to decline over the last two years. Since 1993, the Company has settled 11 claims for insignificant amounts, another 185 of these actions have been dismissed.

    On November 3, 1995, a complaint styled Wolfson v. Riverside Group, Inc., et al., was filed against the Company, its Directors and Riverside Group, Inc. in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the sale in 1995 by the Company of 2 million newly issued shares of its common stock to Riverside Group, Inc. was unfair and constituted a waste of Wickes' assets and that Wickes and Riverside breached their fiduciary duties in their approval of this transaction. The amended complaint, among other things, seeks on behalf of a purported class of the Company's shareholders to enjoin, or to obtain unspecified damages with respect to, the transaction.

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

    Accounting  for Derivative Instruments and Hedging Activities.
Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 30, 1999. The Company believes that the adoption of this statement will not have a significant impact on its financial statements.


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

                                    Three Months Ended            Nine Months Ended
                                    ------------------            -----------------
                                  Sept. 26,     Sept. 27,      Sept. 26,       Sept. 27,
                                    1998          1997           1998            1997
                                 ---------     ---------      ---------       ---------
Numerators:
  Net loss - for basic and
     diluted EPS               $ 2,810,000   $ 1,833,000   $ (1,203,000)   $ (2,015,000)

Denominators:
  Weighted average common
   shares - for basic EPS        8,201,710     8,169,643      8,194,446       8,166,325
  Common shares from warrants            -         9,214              -           9,214
  Common shares from options        57,093        24,225         68,022          24,098
                                 ---------     ---------      ---------       ---------
Weighted average common
  shares - for diluted EPS       8,258,803     8,203,082      8,262,468       8,199,637

   Options to purchase 411,320 and 316,420 additional weighted average shares of common stock during the nine months of 1998 and 1997 were not included in the diluted EPS as the options' exercise prices were greater than the average market price and the effect would be antidilutive.

7.  OPERATIONAL RESTRUCTURING
    -------------------------
    In February of 1998, the Company announced a restructuring plan, the "1998 Plan", which included the closing or consolidation of eight sales and distribution facilities and two component manufacturing facilities in February, the sale of two additional sales and distribution facilities in March, and further reductions in headquarters staffing. The Company recorded a restructuring charge of $5.4 million, which included $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. The $3.7 million in anticipated losses includes the write-down of assets, net realizable value, of $3.4 million and $300,000 in real estate carrying costs. The $2,000,000 in severance and post employment benefits covered approximately 250 employees that were released as a result of reductions in headquarters staffing and the closing or consolidation of the ten operating facilities. The $300,000 benefit from prior years was a result of accelerated sales of previously closed facilities during the fourth quarter of 1997 and the first quarter of 1998. The acceleration of these sales resulted in a change in the estimate of facility carrying costs for the sold facilities. No restructuring or unusual items were recorded in the first nine months of 1997.

    In the third quarter of 1998, the Company recorded additional restructuring expense of $500,000 as a result of certain costs, including facility carrying costs and severance costs, that were in excess of estimates or unknown at the time the plan was announced, but incurred as a result of the 1998 Plan.


8.  RELATED PARTY TRANSACTION
    -------------------------
    In February 1998, as part of the determination made by the Company to discontinue or sell non-core programs, the Company sold certain operations to its majority stockholder for a three-year $870,000 unsecured promissory note and 10% of future net income of these operations (subject to a maximum of $429,249 plus interest). At November 1, 1998, the Company's majority stockholder had made payments of $115,752 under the promissory note but was delinquent with respect to required payments of approximately $88,854 of principal and interest.

9.  SUBSEQUENT EVENT
    ----------------
    On July 16, 1998, the Company announced an agreement in principle to acquire Eagle Industries Inc., an Indianapolis, Indiana component manufacturer with 1997 sales of $10.5 million. Eagle Industries manufactures and distributes roof trusses, wall panels and other building materials to the home building industry. The transaction has been substantially completed.

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

                            RESULTS OF OPERATIONS
                            ---------------------
                                   GENERAL
                                   -------

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all sales and distribution and component manufacturing facilities operated by the Company, including those closed or sold during the period.


                            Three Months Ended         Nine Months Ended
                            ------------------         -----------------
                           Sept. 26,  Sept. 27,       Sept. 26,  Sept. 27,
                             1998       1997            1998       1997
                           --------   --------        --------   --------
Net sales                    100.0%     100.0%          100.0%     100.0%
Gross profit                  23.4%      22.6%           23.7%      22.8%
Selling, general and
  administrative expense      19.0%      19.2%           20.4%      20.5%
Depreciation, goodwill and
  trademark amortization       0.5%       0.4%            0.6%       0.5%
Provision for doubtful
  accounts                     0.2%       0.1%            0.3%       0.1%
Restructuring and unusual
  items                        0.2%        --             0.9%        --
Other operating income        (0.5)%     (0.8)%          (0.8)%     (0.7)%
Income from operations         4.0%       3.7%            2.3%       2.4%


Net Earnings
------------
   The first nine months of 1998 presented favorable economic conditions for the building materials supply industry, despite significant deflation in lumber prices. Single family housing starts were up 10.1% over the first nine months of 1997. During the first quarter of 1998, the positive effects of the mild winter in the Company's Midwest region, the Company's primary region, were partially offset by increased precipitation in the Northeast and South. Weather conditions during the first quarter of 1997 were closer to historical seasonal averages.

    Net income for the three months ended September 26, 1998 was $2,810,000 compared with income of $1,833,000 for the three months ended September 27, 1997. The increase in the net income for the three month period is primarily the result of increased gross profit (resulting from an increase in gross profit margin partially offset by a slight decrease in total sales), reductions in selling, general and administrative ("SG&A") expense, and the elimination of equity in losses of an affiliated company. The impact of these changes was partially offset by a reduction in other operating income, and increases in interest expense, depreciation, restructuring and unusual items and provision for doubtful accounts.

    Net loss for the first nine months of 1998 was $1,203,000 compared with a loss of $2,015,000 for the first nine months of 1997. The improvement in net loss is primarily the result of increases in sales and gross profit margin, the elimination of equity in losses of an affiliated company, and increases in other operating income. The impact of these improvements was partially offset by a $5.9 million charge for restructuring and unusual items and increases in the provision for doubtful accounts, depreciation, interest expense, and SG&A expense.


Operational Restructuring
-------------------------
    In the first quarter of 1998, the Company announced a plan for additional restructuring activities (the "1998 Plan"). The Company recorded charges of $5.4 million in the first quarter of 1998 and $0.5 million in the third quarter of 1998 as a result of the 1998 Plan. For a description of the 1998 Plan see
Note 7 of "Notes to Condensed Consolidated Financial Statements."



                 Three Months Ended September 26, 1998 Compared
                 ----------------------------------------------
                    with the Three Months September 27, 1997
                    ----------------------------------------
Net Sales
---------
   Sales for the third quarter of 1998 of $261.1 million decreased 1.9% from the $266.3 million recorded in the third quarter of 1997. The Company estimates that approximately $7.8 million of this decrease (or approximately 3.0% of third quarter 1997 sales) can be attributed to lumber price deflation. Despite the lumber price deflation, same store sales increased 4.9% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, also increased 7.1%, while consumer same store sales decreased 8.1%. As of September 26, 1998 the Company operated 101 sales and distribution facilities, 10 less than it operated at the end of the third quarter of 1997.

   The Company believes that its investments in its target major markets and re-merchandised conventional market sales and distribution facilities, as well as favorable economic conditions have offset the reduction in operating facilities and commodity lumber deflation. Same store sales increased 20% in the Company's nine target major markets, while same store sales increased 12% in the 11 sales and distribution facilities which the Company had finished remerchandising by the end of the second quarter of 1998. Single family housing starts were approximately 9.8% higher, nationally, in the third quarter of 1998 than in the comparable period of 1997. In the Company's primary geographical market, the Midwest, single family housing starts were up 5.1%.


Gross Profit
------------
      1998  third  quarter gross profit increased to $61.1  million  from  $60.3 million for the third quarter of 1997, a 1.3% increase. Gross profit as a percentage of sales increased to 23.4% for the third quarter of 1998 from 22.6% in 1997. The increase in gross profit as a percentage of sales is primarily attributable to improved margins on the Company's internally manufactured products and lower product costs. These improvements were partially offset by the effects of lumber deflation, estimated to have reduced gross profit by $1.7 million for the quarter when compared with third quarter of 1997. Sales to building professionals, as a percentage of total sales, increased to 86.5% from 84.7% for the third quarter of 1997. Lumber and building materials accounted for 90.3% of sales in the third quarter of 1998, compared with 89.0% in the third quarter of 1997.


Selling, General and Administrative Expense
-------------------------------------------
    SG&A expense decreased to 19.0% of net sales in the third quarter of 1998 compared with 19.2% of net sales in the third quarter of 1997. Much of the reduction can be attributed to expense reductions as part of the Company's 1998 Plan and the completion of most of the Company's remerchandising programs during or prior to the end of the second quarter of 1998.

    Decreases as a percentage of sales in general office, travel, employee relocation, professional fees, and remerchandising expenses were partially offset by increases in salaries and wages, and real estate rent expense. Salaries, wages and employee benefits increased as a percentage of sales by 0.3%. As of September 26, 1998, the Company had 3,948 full time and part time employees, a decrease of 5.3% from September 27, 1997. Salaries and wages for the fourth quarter will be adversely affected by approximately $600,000 as a result of a payment made to a former executive officer in connection with his separation from the Company.

Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------
    Depreciation, goodwill and trademark amortization increased to $1.3 million for the third quarter of 1998 compared with $1.1 million for the same period in 1997. This increase is primarily due to depreciation on rental equipment and the additional equipment and facilities implemented as a result of the Company's major market and remerchandising programs.


Provision for Doubtful Accounts
-------------------------------
    The Company recorded an expense from the provision for doubtful accounts of $0.6 million in the third quarter of 1998, compared with an expense of $0.3 million in the third quarter of 1997.


Restructuring and Unusual Items
-------------------------------
    In the third quarter of 1998, the Company recorded additional restructuring expense of $500,000 as a result of certain costs, including facility carrying costs and severance costs, that were in excess of estimates or unknown at the time the plan was announced, but incurred as a result of the 1998 Plan. For a description of the 1998 Plan see Note 7 of "Notes to Condensed Consolidated Financial Statements."


Other Operating Income
----------------------
    Other operating income for the third quarter of 1998 was $1.2 million compared with $2.1 million for the third quarter of 1997. During the third quarter of 1997, the Company recorded gains of approximately $700,000 on the sale of previously closed sales and distribution facilities. There were no significant sales of real estate in the third quarter of 1998.


Interest Expense
----------------
    In the third quarter of 1998 interest expense increased to $5.6 million from $5.5 million for the third quarter of 1997, resulting primarily from an increase in average total long term debt of approximately $3.8 million, partially offset by a decrease in the effective borrowing rate on total long term debt of approximately 10 basis points. The decrease in the effective borrowing rate is primarily due to a small reduction in the LIBOR rate. Approximately 94% of the Company's third quarter average borrowings on its revolving credit facility were LIBOR-based.
                                     16

Equity in Loss of Affiliated Company
------------------------------------
    In the third quarter of 1997 the Company recorded equity in loss of affiliated company of $704,000. The Company's net equity in this affiliate was reduced to zero at December 31, 1997 thus no additional equity losses for this affiliate were recorded in 1998.


Provision for Income Taxes
--------------------------
   The Company recorded income tax expense of $2.1 million for the third quarter of 1998 compared with an expense of $1.8 million in the third quarter of 1997. An effective federal income tax rate of 39.0% was used to calculate federal income taxes for the third quarter of 1998, compared with an effective rate of 39.1% for the third quarter of 1997. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported for both years.

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



                  Nine Months Ended September 26, 1998 Compared
                  ---------------------------------------------
                  with the Nine Months Ended September 27, 1997
                  ---------------------------------------------
Net Sales
---------
   Although net sales for the first nine months of 1998 increased 0.6% to $667.0 million from $663.0 million for the first nine months of 1997, same store sales increased 6.7% compared with the same period last year, despite deflation in lumber prices which the Company estimates reduced sales by approximately $23.2 million, or approximately 3.5%, compared with 1997 comparable period pricing. Same store sales to the Company's primary customers, building professionals, also increased 8.3% when compared with the first nine months of 1997. Consumer same store sales decreased 6.6% for the first nine months. As of September 26, 1998 the Company operated 101 sales and distribution facilities, 10 less than it operated at the end of the third quarter of 1997.

   The Company believes that its investments in its target major markets and re-merchandised conventional market sales and distribution facilities, as well as favorable economic and weather conditions have offset the reduction in number of operating facilities and commodity lumber deflation. Same store sales increased 25% in the Company's nine target major markets, while same store sales increased 18% in the 11 sales and distribution facilities the Company finished remerchandising by the end of the second quarter of 1998. Single family housing starts were 10.1% higher, nationally, in the first nine months of 1998 than in the comparable period of 1997. In the Company's primary geographical market, the Midwest, single family housing starts were up 6.8%. During the first quarter of 1998, the positive effects of the mild winter in the Company's Midwest region, the Company's primary region, were partially offset by increased precipitation in the Northeast and South. Weather conditions during the first quarter of 1997 were closer to historical seasonal averages.


Gross Profit
------------
   Gross profit during the first nine months of 1998 increased to $158.1 million from $151.5 million for the first nine months of 1997, a 4.4% increase. Gross profit as a percentage of sales increased to 23.7% for the first nine months of 1998 from 22.8% in 1997. The increase in gross profit as a percentage of sales is primarily attributable to improved product costs, increased margins on internally manufactured products and a reduction in costs associated with physical inventory count adjustments. These improvements were partially offset by the effects of lumber deflation, estimated to have reduced gross profit by $7.8 million for the first nine months when compared with the first nine months of 1997. Sales to building professionals, as a percentage of total sales, increased to 87.8% for the first nine months of 1998 from 86.2% for the same period in 1997. Lumber and building materials accounted for 89.3% of sales in the first half of 1998, compared with 88.8% in the first nine months of 1997.


Selling, General and Administrative Expense
-------------------------------------------
    SG&A expense as a percent of sales decreased slightly, to 20.4% of net sales in the first nine months of 1998 compared with 20.5% of net sales in the first nine months of 1997. Increased expenses attributable to major market expansion programs and remerchandising of sales and distribution facilities were more than offset through reductions in other areas, primarily the reduction of costs anticipated under the Company's operational restructuring plan, implemented in the first quarter of 1998.

    Decreases as a percentage of sales in professional fees, marketing, travel and general office expense were partially offset by increases in salaries and wages, and real estate rental expenses. Salaries, wages and employee benefits for the first nine months of 1998, increased as a percentage of sales by 0.4% when compared with the first nine months of 1997.

Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------
    Depreciation, goodwill and trademark amortization increased to $3.8 million for the first nine months of 1998 compared with $3.5 million for the same period in 1997. This increase is primarily due to depreciation on rental equipment and the additional equipment and facilities implemented as a result of the Company's major market and remerchandising programs, partially offset by reduced depreciation on vehicles. The Company's tool rental program was initiated during 1997 and no depreciation on rental equipment was recorded in the first half of 1997.


Provision for Doubtful Accounts
-------------------------------
    The provision for doubtful accounts increased to $1.8 million for the first nine months of 1998 from $0.9 million in the first nine months of 1997. The primary reason for the increase is the better than historical collection performance achieved during the first nine moths of 1997, expense of only 0.1% of total sales.


Restructuring and Unusual Items
-------------------------------
    Through the first nine months of 1998 the Company has recorded $5.9 million in restructuring charges as a result of the 1998 Plan. For a description of the 1998 Plan see Note 7 of "Notes to Condensed Consolidated Financial Statements."


Other Operating Income
----------------------
    Other operating income for the first nine months of 1998 was $5.0 million compared with $4.5 million for the first nine months of 1997. During the first nine months of 1998, the Company recorded a gain of approximately $1.8 million on the sale of two sales and distribution facilities located in Iowa, two other closed facilities, and excess equipment. A gain of $180,000 on the difference between insured replacement cost and book value of inventory, as a result of a fire at one of its sales and distribution facilities was also recorded in the first half of 1998. In the first nine months of 1997, the Company recorded gains of approximately $1.3 million on the sale of five previously closed sales and distribution facilities.


Interest Expense
----------------
   In the first nine months of 1998, interest expense increased to $16.5 million from $15.9 million during the first nine months of 1997, resulting primarily from an increase in average total long term debt of approximately $10.7 million, partially offset by a decrease in the effective borrowing rate on total long term debt of approximately 25 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in the interest rate on the Company's revolving line of credit, effective April 11, 1997. Approximately 94% of the Company's average borrowings on its revolving credit facility during the first nine months of 1998 were LIBOR-based.


Equity in Loss of Affiliated Company
------------------------------------
    In the first nine months of 1997 the Company recorded equity in loss of affiliated company of $1.5 million. The Company's net equity in this affiliate was reduced to zero at December 31, 1997 thus no additional equity losses for this affiliate were recorded in 1998.


Provision for Income Taxes
--------------------------
    The Company recorded an income tax expense of $421,000 for the first nine months of 1998 compared with an expense of $531,000 in the first nine months of 1997. An effective federal income tax rate of 39.0% was used to calculate federal income taxes for the first nine months of 1998, compared with an effective rate of 39.1% for the first nine months of 1997. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported for both years.

    For a discussion of the Company's deferred tax assets and valuation allowance, see the discussion above in the third quarter comparison under the heading "Provision for Income Taxes."


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

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 30, 1999. The Company believes that the adoption of this statement will not have a significant impact on its financial statements.


Year 2000
---------
    The  Year 2000 problem relates to the inability of certain computer programs
and  computer hardware to properly handle dates after December 31, 1999.   As  a
result businesses may be at risk for miscalculations and systems failures.

    In response to the Year 2000 issue, the Company initiated a project in early 1997 to identify, evaluate and implement changes to its existing computerized business systems. An inventory was developed of all items of concern including vehicles, manufacturing equipment, and security, heating and electrical systems. Upon completion of the inventory a plan was developed to evaluate the importance of each item, the remediation necessary to make the item compliant (either modification or replacement), the resources necessary to complete the remediation, and a time frame for completion. The plan was then reviewed by an outside party for completeness. The plan also includes the steps the Company is taking to ensure it is not at risk for problems that may occur at its suppliers or customers. The Company has surveyed its customers, suppliers, and other service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. Management is currently reviewing their responses and evaluating alternatives for those that are not sufficiently addressing the Year 2000 issue.

    The Company is addressing its software, hardware, and equipment issues through a combination of modifications to existing programs and conversions to Year 2000 compliant software and equipment. The Company believes that it is currently 90% complete with hardware and equipment related remediation or replacement efforts, and 60% complete in software remediation or replacement. The Company's plan is to be totally compliant by September of 1999. Certain systems, which have critical dates prior to September, are scheduled for earlier completion dates or have been completed. At the present time the remediation process is proceeding as planned and there are no significant delays expected.

    The estimated total cost of the project is expected to be $2.7 million. $500,000 of this cost is for the replacement of systems and equipment which was accelerated due to the Year 2000 problem, and which will be capitalized over the systems estimated useful life. Through the end of the third quarter of 1998 the Company has expended a total of $700,000 on Year 2000 remediation.

     If modifications and conversions by the Company, and those it conducts business with, are not made in a timely manner, the Year 2000 issue may have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's greatest risk at this time is with its store operating and accounts receivable systems and its inventory suppliers. If the store operating system has problems the Company could experience disruption in its basic distribution operations. A problem with the Company's accounts receivable system could cause some short term working capital and cash flow problems until the issue is resolved. While the Company has extended efforts to receive assurances that its product suppliers are adequately addressing this issue, the Company expects there will be some minimal interruptions in replenishment from some suppliers, but these should be addressed quickly through alternative sources.

     The Company has evaluated each problem area for various contingency responses to mitigate any disruption should remediation be incomplete. At present senior management is reviewing critical items to ensure there is at least one workable alternative to each of its key processes including inventory replenishment, sales and accounts receivable, payroll, and manufacturing and delivery equipment. Milestones for completion of critical systems are being closely monitored to minimize the chances of a Year 2000 failure in the key processes.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
   The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

    During the first nine months of 1998 net cash used in operating activities was $24.4 million, $14.3 million less than the $38.7 million used in the first nine months of 1997. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its inventory levels during the first quarter to meet anticipated sales increases, and in the second quarter increases in accounts receivable occur as a result of the increased sales activity. The third quarter traditionally provides cash through operating income and reductions in inventory as the Company begins its seasonal adjustments. The Company did experience positive cash flow from both activities during the third quarter of 1998, but an increase in accounts receivable and reductions in accounts payable resulted in negative cash flow from operations of $3.3 million for the quarter.

    The Company's accounts receivable balance at the end of the third quarter of 1998 increased $1.0 million when compared to the end of the third quarter of 1997, an increase of 1.0%. Approximately $456,000 of this increase is attributable to increased credit sales during September 1998, compared with September 1997.

    Inventory at the end of the third quarter of 1998 was $4.8 million, or 4.1%, lower than at the end of the third quarter of 1997. Approximately $11.2 million in inventory reduction is attributable to the closing, consolidation, or sale of 10 sales and distribution facilities and two manufacturing facilities during the first quarter of 1998. This reduction is partially offset by increased same store inventory to accommodate the increase in same store sales. Accounts payable at the end of the third quarter of 1998 decreased approximately $3.3 million, or 6.5% from the third quarter of 1997. This change is primarily attributable to lower total inventory.

    The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. In the first nine months of 1998 the Company spent $3.2 million on capital expenditures compared to $5.0 million for the same period in 1997. The Company expects to spend approximately $4.0 million for all of 1998. Under the Company's bank revolving credit agreement, as amended, capital expenditures during 1998 are limited to $6.0 million plus the proceeds from the sale of certain excess real estate plus the portion of 1997's capital expenditures that were not spent. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

    During the first three months of 1998, the Company closed, consolidated, or sold ten sales and distribution facilities and two component manufacturing facilities. At November 1, 1998 the Company operated 101 sales and distribution facilities and 12 component manufacturing facilities compared with 111 sales and distribution facilities and 12 component manufacturing facilities at October 30, 1997. The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by the Company, through November 1, 1998:

                                  Sales and         Component
                                 Distribution     Manufacturing
                                  Facilities        Facilities

As of December 27, 1997              111                11

   Expansion                           -                 2
   Acquisition                         -                 1
   Sold                               (2)                -
   Closings                           (7)               (2)
   Consolidation                      (1)                -
                                    ----              ----
As of November 1, 1998               101                12
                                    ====              ====

    In the first quarter of 1998 the Company opened a component manufacturing operation at its Rochester, Michigan facility. In the third quarter a similar facility was opened at the Company's Elkhorn, Wisconsin location.

    On July 16, 1998, the Company announced an agreement in principle to acquire Eagle Industries Inc., an Indianapolis, Indiana component manufacturer with 1997 sales of $10.5 million. Eagle Industries manufactures and distributes roof trusses, wall panels and other building materials to the home building industry. The acquisition has been substantially completed.

   The Company maintained excess availability under its revolving line of credit throughout the first nine months of 1998. At the end of the third quarter total borrowings under the revolving line of credit were $7.2 million less than at the end of the third quarter of 1997. At the end of the third quarter the Company was not in compliance with the fixed charge coverage covenant contained in its revolving line of credit. The Company's lenders have waived the non-compliance. Under the current terms of the Company's bank revolving credit agreement the
Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At September 26, 1998, $117.5 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $12.2 million. The Company's assessment of its future funds availability constitutes Forward-Looking
Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Tax Benefit".

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

                                   PART II
                                   -------
                              OTHER INFORMATION
                              -----------------



Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          See Exhibit Index included elsewhere herein.

     (b)  Reports on Form 8-K

          None.

                                  SIGNATURES
                                  ----------
    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WICKES INC.



                         By:  /s/ J. Steven Wilson
                              --------------------
                              J. Steven Wilson
                              Chairman, Chief Executive and
                              Financial Officer



                         By:  /s/ John M. Lawrence
                              --------------------
                              John M. Lawrence
                              Controller and Principal Accounting
                              Officer


Date:  November 10, 1998

                                  EXHIBIT INDEX
                                  -------------


   10.1 Separation Agreement dated October 19, 1998 between the registrant and Kenneth M. Kirschner.

   27.1  Financial data schedule (SEC use only).