Form 10-K
period 1998-12-26
WICKES INC
filed 1999-03-24
CIK 910620

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 26, 1998
                                    or
[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ______ To ______

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

       Securities Registered Pursuant to Section 12 (b) of the Act:
                                   None
                                   ----
       Securities Registered Pursuant to Section 12 (g) of the Act:
                 Common Stock, par value of $.01 per share
                 -----------------------------------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate  by check mark if disclosure of delinquent filers  pursuant  to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

   As of February 28, 1999, the Registrant had 8,210,947 shares of Common Stock, par value $.01 per share, and no shares of Class B Non-Voting Common Stock, par value $.01 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the Nasdaq National Market of Common Stock on that date) held by nonaffiliates was approximately $16,100,000 (includes the market value of all such stock other than shares beneficially owned by 10% stockholders, executive officers and directors).

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
   Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders tentatively scheduled to be held on May 18, 1999, are incorporated by reference into Part III hereof, as more specifically described herein.

                             TABLE OF CONTENTS
                                                                 Page No.
                                  PART I


Item 1.    Business                                                  3
Item 2.    Properties                                               19
Item 3.    Legal Proceedings                                        20
Item 4.    Submission of Matters To a Vote
            of Security Holders                                     21


                                  PART II

Item 5.    Market For Registrant's Common Equity
            and Related Stockholder Matters                         22
Item 6.    Selected Financial Data                                  22
Item 7.    Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                           26
Item 7A.   Quantitative and Qualitative Disclosures
            about Market Risk                                       40
Item 8.    Financial Statements and Supplementary Data              41
Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                  41


                                 PART III

Item 10.   Directors and Executive Officers
            of the Registrant                                       42
Item 11.   Executive Compensation                                   42
Item 12.   Security Ownership of Certain
            Beneficial Owners and Management                        42
Item 13.   Certain Relationships and Related Transactions           42


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                                  43

SIGNATURES                                                          44

                                  PART I

Item 1.  BUSINESS
-----------------
   Wickes  Inc.  ("Wickes"  or  the "Company")  is  a  major  supplier  and distributor of building materials. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling ("R&R") contractors and, to a lesser extent, project do-it-yourselfers ("DIYers") involved in major home improvement projects. At March 15, 1999, the Company operated 101 sales and distribution facilities in 23 states in the Midwest, Northeast, and South and 13 component manufacturing facilities that produce and distribute roof and floor trusses, framed wall panels, and pre-hung door units.


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

   During the fourth quarter of 1995 the Company committed to and began implementing a plan (the "1995 Plan") to reduce the number of under-performing building centers, the corresponding overhead to support these building centers, and to strengthen its capital structure. Pursuant to the 1995 Plan, the Company consolidated or closed 21 building centers and three component manufacturing facilities. The 1995 Plan also included the private issuance of 2 million shares of the Company's Common Stock, which was completed in June 1996.

   In the fourth quarter of 1997, the Company announced and began to implement a plan to streamline operations, to focus on the Company's core professional builder business, and to eliminate overhead costs and programs not directly supporting this core business. In addition to these actions, in the first quarter of 1998 the Company closed eight additional building centers and two component manufacturing facilities and sold two other building centers, and implemented further headquarters staffing and expense reductions. The Company record a $5.9 million restructuring charge in the first and third quarters of 1998 with respect to these activities (the "1998 Plan"). For further information see "Business Strategy" and Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.


Industry Overview
-----------------
   According to the Home Improvement Research Institute ("HIRI"), sales of home improvement products (defined as lumber, building materials, hardware, paint, plumbing, electrical, tools, floor coverings, glass, wallpaper, and lawn and garden products) associated with the maintenance and repair of residential housing and new home construction were estimated to be $228.2 billion in 1998. Despite some consolidation over the last ten years, particularly in metropolitan areas, the building material industry remains highly fragmented. The Company believes that no building material supplier accounted for more than 14% of the total market in 1998.

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

   Industry sales are linked to a significant degree to the level of activity in the residential building industry, which tends to be cyclical and seasonal. New residential construction is determined largely by household formations, interest rates, housing affordability, availability of mortgage financing, regional demographics, consumer confidence, job growth, and general economic conditions. According to the U.S. Bureau of the Census, U.S. housing starts totaled 1.46 million in 1994, 1.35 million in 1995, 1.48 million in 1996, and 1.47 million in 1997. In 1998, total U.S. housing starts increased to 1.62 million. The Blue Chip Economic Indicators Consensus Forecast dated March 10, 1999, projects 1999 housing starts to be 1.58 million, down slightly from 1998. Housing starts in the Company's primary geographical market, the Midwest, increased 9.2% in 1998. The Company's two other geographical markets, the Northeast and South, experienced increases in 1998 housing starts of 8.6% and 10.5%, respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, increased by 12.0% from 1.13 million starts in 1997 to 1.27 million starts in 1998.

   Repair and remodeling expenditures tend to be less cyclical than new residential construction. These expenditures are generally undertaken with less regard to economic conditions, but both repair and remodeling projects (including projects undertaken by DIYers) tend to increase with increasing sales of both existing and newly-constructed residences. The HIRI estimates the sales of home improvement products to repair and remodeling professionals represented $39.9 billion, or approximately 17% of total 1998 sales of the building material supply industry, while direct sales to DIYers amounted to $112.2 billion.


Business Strategy
-----------------
   General
   -------
   The Company's mission is to be the premier provider of building materials and specialized services to the professional segments of the building and construction industry.

   In order to better serve its customers and markets, the Company has organized and streamlined its operations into three channels of distribution: Major Markets, Conventional Markets, and Wickes Direct/Wickes International. These channels are supported by the Company's Manufacturing operations. In Major Markets the Company serves the national, regional, and large local builder in larger markets with specialized services and a total solutions approach. In Conventional Markets the Company provides the smaller building professional in less-populous markets with tailored products and services. Wickes Direct/Wickes International provides another distribution alternative to supply the needs of its commercial customers. The Company's Manufacturing operations produce value-added products (such as pre-hung interior and exterior doors, framed wall panels, and roof and floor trusses) for the Company's customers in both Major Markets and Conventional Markets as well as for its Wickes Direct customers.

   Major Markets
   -------------
   The Company operates in 20 Major Markets, which are served by 31 sales and distribution facilities. These facilities are designed, stocked and staffed to meet the needs of the particular markets in which they are located and vary from facilities similar to the Company's Conventional Market building centers to facilities that stock only specific types of products, for instance lumber and wood related products. Major Markets are also served by ten of the Company's manufacturing facilities.

   These Major Markets are generally large metropolitan areas with favorable growth projections and are characterized by the active presence of national, regional and large local builders. The Company believes that the building supply industry in these Major Markets remains heavily fragmented.

   Beginning in 1997, the Company initiated Major Markets programs in four markets: Pensacola, Denver, Louisville, and Raleigh/Charlotte. In 1998, the Company initiated its Major Markets programs in five additional markets: Chicago, Cleveland, Detroit, Indianapolis, and Washington/Baltimore. Other programs are being commenced in three other Major Markets in 1999. The Company intends to initiate additional Major Markets Programs as opportunities and resources permit.

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

   The Company's manufacturing operations constitute an integral part of the Major Markets programs. These operations provide the Company with the capability to provide its customers with custom engineered, value-added products such as manufactured framing component systems. For instance, in four Major Markets the Company has begun its "Frame a Home in a Day" concept. This program, which allows a large builder to complete the entire process of framing and sheathing an average two-story residence in as little as one day, rather than the substantially longer period involved in traditional stick framing methods. In 1999 this program will be expanded to other Major Markets.

   The Company's operations in Major Markets contributed approximately 42.0% of the Company's sales in 1998, compared to 35.0% in 1997, and 32.2% in
1996.   The  Company  anticipates that this  percentage  will  continue  to increase in 1999. For the Major Market programs in place during 1998, total 1998 sales increased approximately 26.0% over 1997 total sales.

   Conventional Markets
   --------------------
   In addition to Major Markets, the Company operates 70 sales and distribution facilities in smaller or Conventional Markets. The Company's Conventional Markets are generally less populous and the majority of customers are generally the smaller single-family residential contractor, the R&R contractor and the project DIYer. The Company believes that competition in the building supply industry is more limited in Conventional Markets compared to Major Markets but that there is generally less opportunity for growth within a given Conventional Market.

   Since the beginning of 1997, the Company has completed remerchandising and remarketing programs ("Resets") in thirteen sales and distribution facilities located in Conventional Markets. The Company has also completed

Resets in six sales and distribution facilities in Major Markets. These programs include upgrading of the showroom layout and product presentation, expansion of product assortment (typically adding a significant number of stock keeping units, or "SKUs") with a view towards achieving category dominance in the market, and increasing service offerings such as installed sales, tool rental, specialized delivery services and additional in-store sales specialists. The thirteen Conventional Market facilities that completed Resets have experienced continued significant sales increases. The Company intends to perform additional Resets in 1999 and future years. The Company's Manufacturing operations also provide significant support for the Company's Conventional Market sales activities, particularly through the manufacture of pre-hung interior and exterior doors.

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

   Manufacturing Operations
   ------------------------
   The Company owns and operates thirteen component manufacturing facilities (including ten located in Major Markets) that supply the Company's
customers  with  higher-margin,  value-added  products  such  as   pre-hung
interior and exterior doors, framed wall panels, and roof and floor trusses. In addition to these facilities, eight of the Company's sales and
distribution  facilities, to a lesser extent, do some  manufacturing.   The
Company's manufacturing operations supplied approximately 32% of the pre-hung interior doors, 45% of the exterior doors, 36% of the roof and floor truss systems and 71% of the wall panel systems sold by the Company in 1998.

   The Company also has an agreement with a third party manufacturer to provide manufactured housing components nationwide primarily for the Company. This agreement requires the Company to make minimum quarterly purchases of approximately $3 million.

   The Company believes that these pre-assembled products improve customer service and provide an attractive alternative to job-site construction. As resources permit, the Company also intends to expand its manufacturing facilities to supply a greater number of its sales and distribution facilities with these value-added products.

   Other Initiatives
   -----------------
   Since 1997, the Company has also initiated several other programs to supplement its Major Market and Conventional Market strategies.

   The Company's tool rental program was developed to rent specialized, professional quality tools and equipment to customers in need of equipment for unique or short term projects. The program is designed to attract new customers as well as provide the Company with an opportunity to supply current customers with a greater portion of their total construction needs. The program is currently in place in 25 sales and distribution facilities and will be expanded to additional facilities in 1999.

   The Company's installed insulation program consists of specially trained installation crews using specialized equipment and vehicles to install blown and batt insulation in new construction or major renovations. The installed insulation program is currently operating in 39 sales and distribution facilities and is planned to be expanded to more locations in 1999. Installed insulation is one of the value-added services which the Company believes it can cost-effectively provide to meet its customers needs. The Company is evaluating several other product installation services which may be initiated in 1999.

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

   During the first quarter of 1998 the Company implemented the 1998 Plan, which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter. The $5.9 million charge included $4.1 million in estimated losses on the disposition of closed facility assets and liabilities, $2.1 million in severance and post employment benefits related to the 1998 plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals.


Markets
-------
   The Company operates in 20 Major Markets, which are served by 31 sales and distribution facilities and ten manufacturing facilities. The Company also operates 70 building centers in less populous areas, or Conventional Markets. For a further discussion of Major Markets and Conventional Markets see "Business Strategy".

   The following table sets forth the distribution of the Company's sales and distribution facilities located in Conventional and Major Markets by size of the local market:

                                   Number of Sales and
                Total            Distribution Facilities
             Households in      Conventional       Major
           Thirty Mile Radius      Markets        Markets
           ------------------   ------------     ---------
           Under 50,000              16              0
           50,000-100,000            17              0
           100,000-250,000           21             10
           250,000-500,000           13              9
           500,000 and over           3             12
                                    ---            ---
           Total                     70             31
                                    ===            ===

   Geographical Distribution
   -------------------------
   The Company's 101 sales and distribution facilities are located in 23 states in the Midwest, Northeast and South. The Company believes that its geographic diversity generally lessens the impact of economic downturns and adverse weather conditions in any one of the Company's geographic markets. The following table sets forth certain information with respect to the locations of the Company's sales and distribution facilities as of March 15, 1999:


         Midwest                  Northeast                       South
 -----------------------  --------------------------   ---------------------------
            Number of                   Number of                    Number of
            Sales and                   Sales and                    Sales and
            Distribution                Distribution                 Distribution
  State     Facilities    State         Facilities      State        Facilities
  -----     ----------    -----         ----------      -----        ----------
Michigan       30         Pennsylvania      6           Alabama         3
Wisconsin      14         New York          3           Kentucky        3
Indiana        11         Maine             2           Texas           2
Ohio            5         New Hampshire     2           Florida         2
Illinois        4         Connecticut       1           Mississippi     2
Colorado        3         New Jersey        1           North Carolina  2
                          Massachusetts     1           Georgia         1
                          Maryland          1           Louisiana       1
                                                        Tennessee       1
              ---                         ---                         ---
 Total         67          Total           17            Total         17
              ===                         ===                         ===

   Facilities Opened, Closed and Consolidated
   ------------------------------------------
   During the first quarter of 1998, as part of the 1998 Plan, the Company closed or consolidated eight building centers and two component manufacturing facilities and sold two other building centers, all in Conventional Markets. For a further description of the 1998 Plan see "Business Strategy." In 1998, the Company also opened two new component manufacturing facilities at existing sales and distribution sites, and purchased a third component manufacturing facility in Indianapolis, Indiana. In January 1999 the Company purchased the assets of a component manufacturing facility located in Cookeville, Tennessee, and in March 1999 the Company entered into an agreement to acquire a component manufacturing facility located in Bear, Delaware.

   The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by the Company at December 31, 1994, December 30, 1995, December 28, 1996, December 27, 1997, December 26, 1998 and March 15, 1999.

                                  Sales and     Component
                                Distribution   Manufacturing
                                 Facilities     Facilities
                                 ----------     ----------
As of December 31, 1994              130             10
  Acquisitions                         5              2
  Expansion                            2             --
  Closings                           (10)            --
  Consolidations                     (17)            (1)
                                   -----          -----
As of December 30, 1995              110             11

  Expansion                           --              1
  Consolidations                      (2)            --
                                   -----          -----
As of December 28, 1996              108             12

  Expansion                            6              1
  Closings                            (2)            --
  Consolidations                      (1)            (2)
                                   -----          -----
As of December 27, 1997              111             11

  Expansion                           --              2
  Acquisition                         --              1
  Sold                                (2)            --
  Closings                            (7)            (2)
  Consolidations                      (1)            --
                                   -----          -----
As of December 26, 1998              101             12

  Acquisition                         --              1
                                   -----          -----
As of March 15, 1999                 101             13
                                   =====          =====


Customers
---------
   The Company has a broad base of customers, with no single customer accounting for more than 1.0% of net sales in 1998. In 1998, 89% (compared with 87% in 1997) of the Company's sales were on trade credit, with the remaining 11% as cash and credit card transactions.

   Home Builders
   -------------
   The Company's primary customers are single-family home builders. In 1998, all home builder customers accounted for 61% of the Company's sales, compared with 57% in 1997. The majority of the Company's sales to these customers are of high-volume commodity items, such as lumber, building materials, and manufactured housing components. The Company will continue its intense focus on this customer segment, offering new products and developing additional services to meet their needs.

  Commercial / Multi-family Contractors
  -------------------------------------
  Wickes Direct and Wickes International concentrate on sales to commercial contractors (primarily those engaged in constructing motels, restaurants, nursing homes, extended stay facilities, and similar projects) and multi-family residential contractors. Sales to these customers are made on a direct ship basis as well as through the Company's sales and distribution facilities. In 1998, sales to these customers accounted for more than 17% of the Company's sales, compared with 18% in 1997. As part of the 1998 Plan, the Company has integrated the Wickes Direct domestic program more closely with its other operations.

   Repair & Remodelers
   -------------------
   In 1998, R&R customers accounted for approximately 10% of the Company's sales, compared with 12% in 1997. The R&R segment consists of a broad spectrum of customers, from part-time handymen to large, sophisticated business enterprises. Some R&R contractors are involved exclusively with single product application, such as roofing, siding, or insulation, while some specialize in remodeling jobs, such as kitchen or bathroom remodeling or the construction of decks, garages, or full room additions. The Company offers the product and project expertise, special order capability, design assistance, and credit terms to serve the widely varying needs of this diverse market.

   DIYers
   ------
   Sales to DIYers (both project and convenience) represented about 12% of the Company's sales in 1998, compared with 13% in 1997. The percentage of sales to DIYers varies widely from one sales and distribution facility to another, based primarily on the degree of local competition from warehouse and home center retailers. The Company's sales and distribution facilities do not have the large showrooms or broad product assortments of the major warehouse or home center retailers. For small purchases, the showrooms serve as a convenience rather than a destination store. Consequently, the Company's focus on consumer business is toward project DIYers -- customers who are involved in major projects such as building decks or storage buildings or remodeling kitchens or baths.


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

   In both Conventional and Major Markets, the Company's primary link to the building professional market is its experienced sales staff. The Company's approximately 390 outside sales representatives ("OSRs") are commissioned sales persons who work with professional customers on an on-going basis at the contractors' job sites and offices. Typically, a sale to a contractor is made through a competitive bid prepared by the OSR from plans made available by the contractor. From these plans, the OSR or sales support associate prepares and provides to the contractor a bid and a complete list, or "take-off," of the materials required to complete the project. Preparation of a take-off requires significant time and effort by trained and experienced sales representatives and support associates. The Company has equipped most of its sales and distribution facilities with a computerized system which significantly reduces the time required to prepare take-offs. In addition, this system instantly recalculates changes and automatically includes add-on products needed to complete the project, which generally improves productivity, sales and margins. The ability of the sales representative to provide prompt and accurate take-offs, to arrange timely deliveries, and to provide additional products or services as necessary is an important element of the Company's marketing strategy and distinguishes the Company from many of its competitors.

   The Company currently employs 128 specialty salespeople in its sales and distribution facilities who provide expert advice to customers in project design, product selection and applications. A staff of 43 trained R&R sales specialists offer special services to R&R contractors equivalent to that accorded home builders. In many of its sales and distribution facilities, the Company maintains separate R&R offices. The Company currently has kitchen and bath departments in most of its sales and distribution facilities and has a staff of 76 kitchen and bath specialists. The Company also employs 9 specialists in other departments.

   The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Approximately 89% of the Company's sales during 1998 were on credit, with the remaining 11% consisting of cash or credit card sales, including approximately 0.6% of sales on the Company's private label credit card. Overall credit policy is established at the corporate level, with each sales and distribution facility manager and a district credit manager responsible for the administration and collection of accounts. The accounts are generally not collateralized, except to the extent the Company is able to take advantage of the favorable materialmen's lien laws of most states applicable in the case of delinquent accounts. The Company's credit practices have resulted in a bad debt expense of .3% of total credit sales in 1998, compared with
 .2% in 1997, and .1% in 1996.

   The Company owns and leases a fleet of 776 delivery vehicles as of February 28, 1999, to provide job-site deliveries of building materials scheduled to coordinate with project progress, including 84 specialized delivery trucks equipped for roof-top or second story delivery, 91 specialized millwork delivery vehicles, 41 vehicles designed for installation of blown insulation, and 22 vehicles equipped with truck mounted forklifts. The Company will continue to add these specialized vehicles to other markets where there is sufficient demand for such services.

   Over the past several years, the Company has installed and will continue to increase its base of computer-aided design hardware and software. These systems include design and take-off software for kitchens, decks, outbuildings, additions and houses. With these tools, sales representatives and specialists are able to provide customers with professional-quality plans more efficiently.

   In 1997, the Company began an equipment rental program at 25 of its sales
and  distribution  facilities.   Under  this  program,  the  Company  rents
specialized, professional quality tools and equipment to customers in need of equipment for unique or short term projects.

   In 1997, the Company also began its installed insulation program. Through the use of specialized equipment and vehicles and its specially trained installation crews, the Company installs blown and batt insulation in new or existing construction. There are currently 39 sales and distribution facilities that offer this service.

   The Company's internet site on the world wide web provides information about Wickes' services and products, facilitates doing business with customers, allows customers to look up their own transactional information, and features extensive links to suppliers and other industry references. The Company's home page can be found at the internet address: http://www.wickes.com.

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

   The Company's showrooms generally feature product presentations such as kitchen and bath and door and window displays. The showrooms are regularly re-merchandised to reflect product trends, service improvements and market requirements. During 1997, the Company made significant investments to improve the appearance and merchandising of 19 of its sales and distribution facilities' showrooms. During 1998 the Company did not initiate any additional Resets, as it evaluated the large number completed during 1997. For those centers that completed Resets during 1997, the Company has experienced sales increases of approximately 20% in the 12-month period following completion of the Reset. Additional showroom improvements are contemplated for 1999 and future years.

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

Products
--------
   The Company stocks a wide variety of building products, totaling approximately 63,000 SKUs Company-wide, to provide its customers with the quality products needed to build, remodel and repair residential and commercial properties. Each of the Company's sales and distribution facilities tailors its product mix to meet the demands of its local market. Approximately 5,200 SKUs are typically stocked in a particular sales and distribution facility.

   The Company categorizes its products into four groups: Commodity Wood Products -- lumber, plywood, treated lumber, sheathing, wood siding and specialty lumber; Building Products -- roofing, vinyl siding, doors, windows, mouldings, drywall and insulation; Hardlines -- hardware products, paint, tools, kitchen and bathroom cabinets, plumbing products, electrical products, light fixtures and floor coverings; and Manufactured Housing Components -- roof and floor trusses, and interior and exterior wall panels. Commodity Wood Products, Building Products, Hardlines, and Manufactured Housing Components represented 44%, 36%, 10% and 10% of the Company's sales for 1998 and 45%, 35%, 11% and 9%, respectively, of sales for 1997.

   In addition to stock items, the Company also fills special orders, either
from  its  own manufacturing facilities or through outside suppliers.   The
Company  believes that these special order services are extremely important
to  its  customers,  particularly  the  building  professional.   In  1998,
approximately 32% of the Company's sales were of special order items, compared with 31% in 1997.


Manufacturing
-------------
   The Company owns and operates 13 component manufacturing facilities that supply the Company's sales and distribution facilities with higher-margin, value-added products such as pre-hung doors, framed wall panels, and roof and floor trusses. In addition to these facilities, eight of the Company's sales and distribution facilities, to a lesser extent, perform some manufacturing. These manufacturing operations enable the Company to serve the needs of its professional customers for such quality, custom-made products. In 1998 the Company's door manufacturing operations supplied approximately 32% of the pre-hung interior doors and 45% of the exterior doors sold by the Company. The truss manufacturing operations supplied approximately 36% of the total roof and floor truss systems and 71% of the total wall panel systems sold by the Company in 1998. The Company believes that these pre-assembled products improve customer service and provide an attractive alternative to job-site construction. The Company has also entered into an arrangement with a manufacturer that primarily serves the Company. As resources permit the Company plans to expand its manufacturing facilities to take advantage of these increased opportunities and to supply a greater number of its sales and distribution facilities with these products.

Suppliers and Purchasing
------------------------
   The Company purchases its products from numerous vendors. The great majority of commodity items are purchased directly from manufacturers, while the remaining products are purchased from a combination of manufacturers, wholesalers and other intermediaries. No single vendor accounted for 5% of the Company's purchases in 1998, and the Company is not dependent upon any single vendor for any material product. The Company believes that alternative sources of supply are readily available for substantially all of the products it offers.

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

   The Company has active rail sidings at 59 of its sales and distribution and manufacturing facilities enabling suppliers to ship products purchased by the Company directly to these facilities by rail. The Company also utilizes two distribution centers owned by third parties, located in Chicago, Illinois and Allentown, Pennsylvania, through which approximately 4% of the Company's wood products inventory is delivered.


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


Environmental and Product Liability Matters
-------------------------------------------
   Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. Other than tanks at one acquired facility, recently installed and in compliance with modern standards, all such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken remedial actions with respect thereto. In addition, it is possible that similar contamination  may exist on properties no longer owned or operated  by  the
Company the remediation of which the Company could, under certain circumstances, be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past four years.

   The Company has been identified as a potential responsible party in two Superfund landfill clean up sites. Based on the amounts claimed and the Company's prior experience, it is expected that the Company's liability in these two matters will be less than $100,000.

   For information concerning certain litigation concerning products containing asbestos or silica dust, see "Item 3. Legal Proceedings."

   The Company has reserved $152,000 towards the cost of these and other environmental and product liability matters. Although the Company has not expended material amounts in the past ten years with respect to the foregoing, and expenditures in the most recent four years have been significantly reduced, there can be no assurances that these matters will not give rise to additional compliance and other costs that could have a material adverse effect on the Company. Certain of the Company's statements concerning environmental and product liability matters constitute Forward-Looking Statements. See "Item 3. Legal Proceedings" for a description of certain factors that may affect the outcome of these matters.


Employees
---------
   As of February 28, 1999, the Company had approximately 3,795 employees, of whom 3,292 were employed on a full-time basis. The Company believes that it has maintained favorable relations with its employees. None of the Company's employees are covered by a collective bargaining agreement.


Trademarks and Patents
----------------------
  The Company has no material patents, trademarks, licenses, franchises, or concessions other than the name "Wickes Lumber" and the "Flying W" trademark.


Item 2.  PROPERTIES
-------------------
   The Company's 101 sales and distribution facilities are located in 23 states, with 67 in the Midwest, 17 in the Northeast and 17 in the South. See "Item 1. Business - Markets." The Company believes that its facilities generally are in good condition and will meet the Company's needs in the foreseeable future.

   The Company's Conventional Market building centers generally consist of a showroom averaging 9,600 square feet and covered storage averaging 38,400 square feet. The Company's sales and distribution facilities located in Major Markets tend to be more specialized. The Company upgraded or Reset 19 of its showrooms in 1997 and 1998. The Company's sales and distribution facilities are situated on properties ranging from 1.0 to 28.2 acres and averaging 9.3 acres. The Company also operates 13 component manufacturing facilities, which have an average of 40,300 square feet under roof on 6.9 acres.
                                     19

   The Company owns 84 of its sales and distribution facilities and 82 of the sites on which such facilities are located. The remaining 17 sales and distribution facilities and 19 sites are leased. As of December 26, 1998, the Company also held for sale the assets of ten closed facilities with an aggregate book value of $3.7 million. In addition to its sales and distribution facilities, the Company operates 13 component manufacturing plants. Six of these plants are located on sales and distribution facility sites. Of the remaining seven plants, four are on owned sites and three are on leased properties.

   The Company also owns or leases a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of the Company's products. As of February 28, 1999, the fleet included approximately 156 heavy duty trucks, 84 of which provide roof-top or second story delivery and 22 other vehicles equipped with truck mounted forklifts, 478 medium duty trucks, 523 light duty trucks and automobiles, 574 forklifts, 91 specialized millwork delivery vehicles, and 41 vehicles equipped to install blown insulation.

   The Company leases its corporate headquarters, a portion of which is subleased, located at 706 North Deerpath Drive in Vernon Hills, Illinois.


Item 3.  LEGAL PROCEEDINGS
--------------------------
   On  November  3, 1995, a complaint styled Morris Wolfson  v.  J.  Steven
                                             ------------------------------
Wilson, Kenneth M. Kirschner, Albert Ernest, Jr., Claudia B. Slacik, Jon F.
---------------------------------------------------------------------------
Hanson, Robert E. Mulcahy, Frederick H. Schultz, Wickes Lumber Company  and
---------------------------------------------------------------------------
Riverside  Group, Inc. was filed in the Court of Chancery of the  State  of
----------------------
Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the sale by the Company in 1996 of 2 million newly-issued shares of the Company's Common Stock to Riverside Group, Inc., the Company's largest stockholder, was unfair and constituted a waste of assets and that the Company's directors in connection with the transaction breached their fiduciary duties. The amended complaint, among other things, seeks on behalf of a purported class of the Company's shareholders equitable relief or to obtain unspecified
damages  with  respect  to  the transaction.   See  Note  9  of  Notes  to
Consolidated Financial Statements included elsewhere herein. There was no activity in this suit in 1998.

   The Company has been identified as a potential responsible party in two Superfund landfill clean up sites. In Browning-Ferris Industries, et al. v.
                                       ------------------------------------
Richard  Ter Maat, et al. v. Wickes Lumber Company, et al., Case  No.  92  C
---------------------------------------------------------------------------
22059 filed in the United State District Court for the Northern District of
-----
Illinois, Wickes has been named as a potentially responsible party for cleanup of the MIG-DeWanne Landfill located in Boone County, Illinois. The Company has also received notification from the United States Environmental Protection Agency regarding cleanup of the Adams/Quincy Landfills #2 & #3
located  in  Quincy,  Illinois.   Based on  the  amounts  claimed  and  the
Company's prior experience, it is expected that the Company's liability in these two matters will be less than $100,000.

   The Company is one of many defendants in two class action suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which the Company has no connection other than as a customer. Librado Amador, et al. v. Alamo Concrete Products Limited,
            ---------------------------------------------------------------
Wickes  Lumber  Company, et al., Case No. 16696, was  filed  in  the  229th
-----------------------------------------------
Judicial District Court of Duval County, Texas.   Javier Benavides, et  al.
                                                  -------------------------
v. Magic Valley Concrete, Inc., Wickes Lumber Company, et al., Case No. DC-
---------------------------------------------------------------------------
96-89   was  filed  in the 229th Judicial District Court of  Starr  County,
-----
Texas. The Company has entered into a cost sharing agreement with its insurers, and any liability is expected to be minimal.

   The Company is one of many defendants in approximately 100 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 16 similar actions for insignificant amounts, and another 186 of these actions have been dismissed.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
-------------------------------------------------------------
  None.

                                  PART II

Item 5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
----------------------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------
   The Company's Common Stock is authorized for trading on the Nasdaq National Market under the trading symbol "WIKS." As of February 28, 1999,
there   were  8,210,947  shares  outstanding  held  by  approximately   145
shareholders of record.

  The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock as reported on the NASDAQ National Market System. Prices do not include retail markups, markdowns or commissions.

          Three Months Ended             High         Low
          ------------------            ------       ------
          Fiscal 1998
          -----------
          March 28                      $4.625       $3.00
          June 27                       10.25         3.938
          September 26                   6.438        2.50
          December 26                    5.00         2.50

          Fiscal 1997
          -----------
          March 29                      $6.50        $3.125
          June 28                        6.25         3.00
          September 27                   6.25         4.00
          December 27                    5.125        3.00

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


Item 6.  SELECTED FINANCIAL DATA.
--------------------------------
   The following table presents selected financial data derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 26, 1998. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

                       WICKES INC. AND SUBSIDIARIES
                   SELECTED CONSOLIDATED FINANCIAL DATA
             (in thousands, except ratios and per share data)


                              Dec. 26,       Dec. 27,       Dec. 28,       Dec. 30,       Dec. 31,
                                1998           1997           1996           1995           1994
                              --------       --------       --------       --------       --------
Income Statement Data:
 Net sales                    $910,272       $884,082       $848,535       $972,612       $986,872
 Gross profit                  216,316        203,026        189,463        220,812        233,831
 Selling, general and
  administrative expense       186,853        185,385        162,329        194,629        194,586
 Depreciation, goodwill and
  trademark amortization         5,253          4,863          5,367          5,882          4,543
 Provision for doubtful accounts 2,915          1,707          1,067          6,482          2,457
 Other operating income          6,837         10,689          6,796          5,831          6,772
 Restructuring and unusual
  items (1)                      5,932           (559)           745         17,798          2,000
 Income from operations         22,200         22,319         26,751          1,852         37,017
 Interest expense (2)           21,632         21,417         21,750         24,351         21,663
 Equity in loss of affiliated
  company                            -          1,516          3,183          3,543              -
 Income (loss) before
  income taxes                     568           (614)         1,818        (26,042)        15,354
 Income taxes                    1,072          1,099          1,010          1,353          1,660
 Deferred tax (benefit)/
  expense(3)                       (53)          (153)           300        (11,796)       (14,360)
 Net (loss) income                (451)        (1,560)           508        (15,599)        28,054
 Ratio of earnings to
  fixed charges (4)               1.02              -           1.07              -           1.63
 Interest coverage (5)            1.36           1.36           1.61           0.35           2.09
 Adjusted interest coverage (6)   1.65           1.33           1.65           1.15           2.19

Per Share Data:
 Basic and diluted (loss)
  earnings per common share    $ (0.06)       $ (0.19)       $  0.07        $ (2.54)        $ 4.57
 Weighted average common
  shares outstanding         8,197,542      8,168,257      7,221,082      6,135,610      6,154,770

Operating and Other Data:
 EBITDA (7)                    $27,453        $27,182        $32,118        $ 7,734        $41,560
 Adjusted EBITDA (8)            33,385         26,623         32,863         25,532         43,560
 Cash interest expense (9)      20,185         20,016         19,969         22,266         19,882
 Depreciation and amortization   5,253          4,863          5,367          5,882          4,543
 Deferred financing cost
  amortization                   1,447          1,401          1,781          2,085          1,781
 Capital expenditures            5,854          7,758          2,893          7,538          9,760
 Same store sales growth (10)     9.0%           4.7%          (6.4%)         (3.8%)         14.1%
 Sales and distribution facilities
  open at end of period            101            111            108            110            130
 Net cash provided by (used in)
  operating activities           2,627        (24,554)        18,710         15,862          1,331
 Net cash (used in) provided by
  investing activities          (1,624)         6,040          2,410        (10,277)       (41,777)
 Net cash (used in) provided by
  financing activities          (1,017)        16,660        (19,274)        (7,535)        42,480

Balance Sheet data (at period end):
 Working capital              $136,136       $134,459       $116,771       $139,622       $163,511
 Total assets                  292,750        283,352        272,842        302,515        319,573
 Total long-term debt,
  less current maturities      191,961        193,061        176,376        205,221        211,139
 Total stockholders' equity     23,662         24,001         25,499         15,129         30,146


               Notes to Selected Consolidated Financial Data
               ---------------------------------------------
(1)  During the first quarter of 1998 the Company implemented the 1998
     Plan which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter. In
     1997, the Company recorded a $0.6 million credit as a result of finalizing the 1995 restructuring plan. In 1995, the Company recorded a $17.8 million charge relating to a plan to reduce the number of operating building centers, the corresponding overhead to support those centers identified, strengthen its capital structure, and other unusual items. The 1995 restructuring plan was adjusted in 1996 by an additional charge of $0.7 million. In 1994, the Company recorded a $2.0 million charge primarily as a result of its headquarters cost reduction plan. See Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

(2) Interest expense includes cash interest expense and amortization of deferred financing costs (See Note 9 below).

(3) The deferred tax benefit recorded in 1994 includes a $21.0 million reduction of the Company's valuation allowance for deferred tax assets.

(4)  For purposes of computing this ratio, earnings consist of income
     (loss) before income taxes and fixed charges. Fixed charges consist of cash interest expense, amortization of deferred financing costs, and a portion of operating lease rental expense that is representative of the interest factor attributable to interest expense. Such earnings were insufficient to cover fixed charges by $0.5 million and $26.0 million for the years ended December 27, 1997 and December 30, 1995, respectively.

(5)  For purposes of computing this ratio, earnings consists of EBITDA
     (as defined in Note 7 below), which is divided by cash interest expense (as defined in Note 9 below).

(6) For purposes of computing this ratio, earnings consists of Adjusted EBITDA (as defined in Note 8 below), which is divided by cash interest expense (as defined in Note 9 below).

(7)  EBITDA represents income (loss) before income taxes,  equity  in loss of affiliated company, interest expense, depreciation and amortization. EBITDA is not presented herein as an alternative measure of operating results but rather to provide additional information related to debt service capability, and does not represent cash flow from operations, as defined by GAAP and may not be comparable to similarly titled measures reported by other companies.

(8) Adjusted EBITDA represents EBITDA (as defined in Note 7 above) adjusted to exclude restructuring and unusual items and is used in the adjusted interest coverage ratio to reflect debt service capability before the effect of these restructuring and unusual items, and provides a truer measure of debt service capability for ongoing operations.

(9) Cash interest expense consists of interest expense less amortization of deferred financing costs. The following table details interest expense, cash interest expense, and interest paid for each of the five years ended December 26, 1998 (in thousands).

                            1998      1997      1996      1995      1994
                           ------    ------    ------    ------    ------
Interest expense          $21,632   $21,417   $21,750   $24,351   $21,663
Less:
 Amortization of deferred
  financing costs           1,447     1,401     1,781     2,085     1,781
                           ------    ------    ------    ------    ------
Cash interest expense      20,185    20,016    19,969    22,266    19,882

Decrease (increase) in
   accrued  interest          700      (225)      403       557    (1,105)
                           ------    ------    ------    ------    ------
Interest paid             $20,885   $19,791   $20,372   $22,823   $18,777
                           ======    ======    ======    ======    ======

(10) Same store data reflects average sales for sales and distribution facilities and other facilities that were operated by the company throughout both the current and previous year. The following table lists, by year, the number of locations that were included in this calculation:

                    Year         No. of Facilities
                    ----         -----------------
                    1998               101
                    1997               107
                    1996               101
                    1995               101
                    1994               122

     The sixteen lumber centers closed on December 29, 1995 were excluded from the 1995 same store figures, and two centers that were consolidated with another Wickes center, in early 1995, were included in 1995 same store results.

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION  AND
---------------------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

General
-------
  The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. The table and subsequent discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

                                                   Years Ended
                                         ----------------------------
                                         Dec. 28,  Dec. 27,  Dec. 28,
                                           1998      1997      1996
                                           ----      ----      ----
     Net sales                            100.0%    100.0%    100.0%
     Gross profit                          23.8      23.0      22.3
     Selling, general and administrative
       expense                             20.5      21.0      19.1
     Depreciation, goodwill and trademark
       amortization                          .6        .6        .6
     Provision for doubtful accounts         .3        .2        .1
     Restructuring and unusual items         .7       (.1)       .1
     Other operating income                 (.7)     (1.2)      (.8)
     Income from operations                 2.4       2.5       3.2

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

   The Company's first quarter and, occasionally, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter conditions. Record setting snow falls throughout the Midwest and Northeast in January of 1996, adversely affected construction activity in the first quarter of 1996. Weather conditions in 1997 were relatively normal throughout the year. During the first quarter of 1998, the Company experienced mild winter weather conditions in the Company's Midwest region, which was partially offset by increased precipitation in the Northeast and South. Unseasonably warm weather during December of 1998 was followed by excessive snow falls in the Midwest in January of 1999.

   The following table contains selected unaudited quarterly financial data for the years ended December 26, 1998, December 27, 1997, and December 28, 1996. Quarterly earnings/(loss) per share may not total to year end earnings/(loss) per share due to the issuance of additional shares of Common Stock during the course of the year.

                         QUARTERLY FINANCIAL DATA
                            Three Months Ended
           (in millions, except per share data and percentages)

                                                               Basic and Diluted
                          Net Sales as a                          Net Earnings
                           % of Annual      Gross    Net Income    /(Loss) per
                Net Sales   Net Sales       Profit     /(Loss)    Common Share
                ---------   ---------       ------   ----------   ------------
1998
  March 28        $168.8      18.5%         $41.0      $(6.8)        $(.83)
  June 27          237.1      26.1           56.1        2.8           .34
  September 26     261.1      28.7           61.0        2.8           .34
  December 26      243.3      26.7           58.2        0.7           .09

1997
  March 29        $159.3      18.0%         $36.9      $(5.2)        $(.63)
  June 28          237.3      26.9           54.3        1.3           .16
  September 27     266.3      30.1           60.3        1.8           .22
  December 27      221.1      25.0           51.5        0.5           .06

1996
  March 30        $152.5      18.0%         $34.9      $(6.2)       $(1.00)
  June 29          228.8      27.0           51.2        1.9           .29
  September 28     255.6      30.1           55.5        2.8           .35
  December 28      211.7      24.9           47.9        2.0           .24

   In 1998 and 1996 the Company recorded charges of $5.9 million and $0.7 million, respectively, for restructuring and unusual items. In 1997 the Company recorded a benefit of $0.6 million for restructuring and unusual items. For additional information on the restructuring and unusual items charge see Note 3 of Notes to Consolidated Financial Statements included elsewhere herein. In addition, in 1996 the Company received insurance premium adjustments from a former insurance carrier in the amount of $2.2 million and reversed an accrual of $1.5 million for other disputed insurance premiums with this carrier. Accordingly selling, general and administrative expenses were reduced by $1.0 million during the first three quarters of 1996 and by $2.7 million in the fourth quarter of 1996. In the fourth quarter of 1997, the Company recorded a gain of $4.5 million on the sale of six pieces of real estate. In the fourth quarters of 1998 and 1996, only two and three pieces of real estate were sold for gains of $0.4 million and $0.6 million, respectively. Gains or losses on the sale of real estate are recorded under other operating income.

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


1998 Compared with 1997
-----------------------
   Net Sales
   ---------
   Net sales for 1998 increased $26.2 million, or 3.0%, to $910.3 million from $884.1 million in 1997. Sales for all facilities operated throughout both years ("same store") increased 9.0%. During 1998, the Company experienced a 16.2% increase in same store sales to its primary customer segment, the professional home builder, and a 1.2% increase in same store sales to commercial builders. Consumer sales declined 3.5% on a same store basis.

   Total housing starts in the United States increased 9.6% in 1998, and starts in the Company's primary geographical market, the Midwest, increased approximately 9.2%. The Company's two other geographical markets, the Northeast and South, experienced increases of 8.6% and 10.5%, respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, experienced an increase of 12.0% in 1998, from 1.13 million starts in 1997 to 1.27 million starts in 1998.
                                     28

   The Company has experienced significant sales increases (averaging in excess of 20%) in its target major markets and at sales and distribution facilities that completed showroom resets in 1997 and 1998.

   During the first quarter, the Company experienced a sales benefit as a result of mild winter weather conditions in the Company's Midwest region. This was partially offset by increased precipitation in the Northeast and South, during the same period. The Company, as a whole, benefited from unseasonably warm weather during December of 1998. Weather conditions during 1997 were closer to seasonal averages.

  The Company estimates that deflation in lumber prices negatively affected 1998 sales by approximately $28.6 million, when compared with lumber prices during 1997.

   As a result of the 1998 Plan, the Company operated ten fewer sales and distribution facilities at the end of 1998 than it operated at the end of 1997. The ten sales and distribution facilities that were closed, sold, or consolidated, as a result of the 1998 Plan, contributed an aggregate of $4.0 million to 1998 sales and $46.5 million to 1997 sales. See " Item 1. Business - Business Strategy".

   Gross Profit
   ------------
   Gross profit increased $13.3 million to 23.8% of net sales for 1998 compared with 23.0% of net sales for 1997. The increase in gross profit is primarily due to increased sales, improved product costs and increased margins on internally manufactured products.

   The  increase  in  gross  profit  as a percent  of  sales  is  primarily attributable to improved margins on internally manufactured products, improved product costs and improved margins on installed sales. These improvements were partially offset by the effects of lumber deflation and a continued increase in the percent of sales attributable to professional builders. The Company estimates that lumber deflation in 1998, when compared with 1997 price levels, reduced gross profit by approximately $5.5 million. The percent of Company sales attributable to professional builders increased to 87.9% for 1998 compared with 86.5% in 1997. The Company anticipates that its continued focus on the professional builder will create additional pressure on gross profit margins.

   Selling, General, and Administrative Expense
   --------------------------------------------
   In 1998, selling, general, and administrative expense ("SG&A") decreased as a percent of net sales to 20.5% compared with 21.0% of net sales in 1997. Much of this reduction is attributable to expense reductions as a result of the Company's 1998 Plan and the completion of most of the Company's remerchandising programs during or prior to the end of the second quarter of 1998.

   In the first quarter of 1998, the Company closed eight underperforming building centers, two component manufacturing facilities and sold its two sales and distribution facilities in Iowa. For further information, including the charge taken by the Company in the first quarter of 1998, see "Restructuring and Unusual Items" and Note 3 of the Notes to Consolidated Financial Statements included elsewhere herein.

   The Company experienced decreases from 1997 to 1998, as a percent of sales, in maintenance, travel, professional fees, marketing, and general office expenses which were partially offset by increased real estate rent and salaries, wages and employee benefits. The Company experienced a slight increase in salaries, wages and employee benefits as a percent of sales by 0.2%. On a same store basis, the number of total employees at the average sales and distribution facility increased approximately 8% from 1997.

   Depreciation, Goodwill and Trademark Amortization
   -------------------------------------------------
   Depreciation, goodwill and trademark amortization costs increased $0.4 million in 1998 compared with 1997. This increase is primarily due to depreciation on rental equipment and facilities implemented or improved as a result of the Company's major market and remerchandising programs, partially offset by reduced depreciation on vehicles. The Company's tool rental program was initiated during 1997 and no depreciation on rental equipment was recorded in the first half of 1997.

   Provision for Doubtful Accounts
   -------------------------------
   The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Provision for doubtful accounts increased to $2.9 million or 0.3% of sales for 1998 from $1.7 million or 0.2% of sales for 1997. While the Company did experience several large write-offs during 1998, the results were in line with its historical average of approximately 0.3% of sales.

   Restructuring and Unusual Items
   -------------------------------
   During the first quarter of 1998 the Company implemented the 1998 Plan which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter. The $5.9 million charge included $4.1 million in anticipated losses on the disposition of closed facility assets and liabilities, $2.1 million in severance and post employment benefits related to the 1998 plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. The $4.1 million in anticipated losses includes the write-down of assets (excluding real estate), to their net realizable value, of $3.4 million and $700,000 in real estate carrying costs. The $2.1 million in severance and post employment benefits covered approximately 250 employees that were released as a result of reductions in headquarters staffing and the closing or consolidation of the ten operating facilities. The $300,000 benefit from prior years was a result of accelerated sales of previously closed facilities during the fourth quarter of 1997 and first quarter of 1998. The acceleration of these sales resulted in a change in the estimate of facility carrying costs for the sold facilities.

   Other Operating Income
   ----------------------
   Other operating income decreased to $6.8 million in 1998 from $10.7 million in 1997. The decrease is primarily the result of a decrease in gains reported on the sale of real estate of closed facilities and excess vehicles and equipment. In 1998 the company sold nine pieces of real estate and recorded a gain of $1.6 million, compared with a gain of $6.0 million recorded in 1997 for the sale of 12 facilities. This decrease was partially offset by approximately $1.0 million in gains as a result of the difference between insured replacement cost and book value as a result of a fire and storm damage at certain of the Company's sales and distribution facilities during 1998.

   Interest Expense
   ----------------
   Interest expense increased to $21.6 million in 1998 from $21.4 million in
1997.   This  increase was the result of a increase in average  outstanding debt under the Company's revolving line of credit of $9.1 million partially offset by a decrease in the overall effective borrowing rate of 38 basis
points.   The  increase in average outstanding debt was  due  primarily  to increases in working capital and increased investment in property, plant and equipment.

   Equity in Loss of Affiliated Company
   ------------------------------------
   The Company's net investment in Riverside International LLC was reduced to zero as a result of the $1.5 million loss that was recorded in 1997. Accordingly, the Company recorded no equity in loss of affiliated company during 1998.

   Provision for Income Taxes
   --------------------------
   In 1998, and 1997, the Company recorded current income tax expense of $1.1 million and $1.1 million, respectively. Current income tax provisions for both years consist of state and local tax liabilities.

   A deferred tax benefit of $0.1 million was also recorded in 1998. This compares with a deferred tax benefit of $0.2 million in 1997. The 1998 benefit results from the loss before federal income taxes and the establishment of a deferred tax asset, in accordance with FAS 109. Management has determined (based on the Company's positive earnings growth from 1992 through 1994 and its expectations for the future) that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

   Net Income
   ----------
   The Company recorded a net loss of $0.5 million in 1998, compared with a net loss of $1.6 million in 1997, an improvement of $1.1 million. The primary components of this improvement include an increase in gross profit of $13.3 million and a decrease in losses attributable to Riverside
International LLC of $1.5 million. These improvements were partially offset by a $6.5 million increase in restructuring and unusual items expense, a reduction in other income of $3.9 million, and increases in SG&A expense of $1.5 million and provision for doubtful accounts of $1.2 million.


1997 Compared with 1996
-----------------------
   Net Sales
   ---------
   Net sales for 1997 increased $35.5 million, or 4.2%, to $884.1 million from $848.5 million in 1996. Same store sales increased 4.7%. During 1997, the Company experienced a 4.1% increase in same store sales to its primary customer segment, the professional home builder, and a 16.4% increase in same store sales to commercial builders. Consumer same store sales were down 6.8% for the year.

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

   Selling, General, and Administrative Expense
   --------------------------------------------
   In 1997, SG&A increased as a percent of net sales to 21.0% compared with 19.1% of net sales in 1996, primarily as a result of the Company's increase in sales and distribution facility employees in an effort to increase sales and market share, expenses associated with showroom remerchandisings in 19 facilities in 1997, expenses associated with expansion of the Company's Major Market program in 1997, and insurance recoveries recorded in 1996 with respect to prior years.

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

   During  1997,  the Company Reset the showrooms of thirteen  Conventional
Market building centers and six Major Market sales and distribution facilities. Also during 1997, the Company continued its efforts to expand its Major Markets program. See "Item 1. Business - Business Strategy". Expenses associated with these Resets and expansion of the Major Markets program totaled approximately $1.8 million in 1997 and accounted for approximately $1.3 million of the SG&A increase.

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

   Provision for Doubtful Accounts
   -------------------------------
   Provision for doubtful accounts increased to $1.7 million or 0.2% of sales for 1997 from $1.1 million or 0.1% of sales for 1996. Historically the Company's provision for doubtful accounts averages approximately 0.3% of sales. The results achieved in 1996 were a result of increased efforts to collect previously reserved accounts receivable, especially those attributable to the Gerrity Lumber acquisition centers.

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

   Other Operating Income
   ----------------------
   Other operating income increased to $10.7 million in 1997, compared with $6.8 million in 1996. The increase resulted from gains reported on the sale of facilities and excess equipment of approximately $6.3 million, an increase of $4.3 million from the $2.0 million recorded in 1996. The approximately $0.7 million gain on the sale of the Company's headquarters in Vernon Hills, Illinois, is being amortized over a 15-year period consistent with the Company's lease of the facility. This increase was partially offset by a $0.6 million gain recorded in 1996 as a result of the difference between insured replacement cost and book value as a result of a fire and storm damage at certain of the Company's building centers.

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

Statements of Financial Accounting Standards
--------------------------------------------
   Recently Issued Accounting Pronouncements
   -----------------------------------------
   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The statement is
effective  for  fiscal years beginning after June 15,  1999.   The  Company
believes adoption of the statement will not have a material effect on its financial statements.


Liquidity and Capital Resources
-------------------------------
   The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

   In 1998, net cash provided by operating activities amounted to $2.6 million. This compares with cash used in operating activities of $24.6 million in 1997 and cash provided by operating activities of $18.7 million in 1996. The improvement of $27.2 million is primarily the result of increases in accounts payable, increased earnings after adjustment for non-cash expenses, a decrease in notes receivable, decreased capital spending and smaller increases in inventory and other assets than the increase recorded in 1997. These improvements were partially offset by a reduction in the proceeds from the sale of property plant and equipment and a larger increase in accounts receivable, when compared to the increase in 1997. The cash generated by operating activities was used for capital expenditures and to reduce the Company's borrowings on it's revolving line of credit. The Company decreased its capital expenditures in 1998 to $5.9 million from $7.8 million in 1997.

   Accounts receivable at the end of 1998 were $11.1 million, or 13.6%, higher than at year end 1997 primarily as a result of a $9.2 million increase in December 1998 credit sales compared with December 1997 and an increase in accounts with extended terms. Inventory at the end of December 1998 was $1.0 million higher than at the end of 1997, primarily as a result of significantly higher sales and continued demand for lumber and building materials during December, due in part to very favorable weather conditions. The amount of the Company's accounts payable on any balance sheet date may vary from the average accounts payable throughout the period due to the timing of payments and will tend to increase or decrease in conjunction with an increase or decrease in inventory.

   The Company's capital expenditures consist primarily of the construction of facilities for new and existing operations, the remodeling of sales and distribution facilities and component manufacturing facilities, and the purchase of equipment and management information systems. The Company may also from time to time make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. The Company made $5.9 million in capital expenditures in 1998. Approximately $2.6 million was expended on capital improvements for new operations, showroom resets and expansion of manufacturing operations. The Company expects to spend approximately $7 million in 1999. These expenditures are expected to be funded by the Company's borrowings and its internally generated cash flow. At December 26, 1998, there were no material commitments for future capital expenditures.

   The Company maintained excess availability under its revolving credit facility throughout 1998. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In these same periods, the Company typically reaches its peak utilization of its revolving credit facility because of the increased inventory needed for the peak building season. Except for the third quarter, the Company was in full compliance with all of the requirements contained in its revolving credit agreement. At the end of the third quarter the Company was not in compliance with the fixed charge coverage covenant contained in its revolving line of credit. The Company's lenders waived the non-compliance.

   On February 17, 1999 the Company entered into a new revolving credit agreement and repaid all indebtedness under and terminated its old revolving credit agreement. See Note 15 of Notes to Consolidated Financial Statements included elsewhere herein. Among other things, the changes between the old agreement and this new agreement include (i) an initial 25 basis point reduction in the Company's LIBOR and prime borrowing rates to 200 basis points over LIBOR and 50 basis points over prime, and further provisions for additional decreases in the borrowing rate if certain interest coverage levels are achieved, (ii) an increase in the maximum credit line from $130 million to $160 million, (iii) a decrease in the unused line fee from 50 basis points to 25 basis points, (iv) elimination of the fixed charge coverage requirement, (v) extension of the term of the agreement to June of 2003, (vi) increases, subject to the permitted discretion of the agent for the lenders, in the percent of eligible accounts receivable to 85% from a range between 80% and 85% and the percent of eligible inventory to 60% from a range between 50% and 60%. Covenants under the new agreement do require, among other things, that the Company maintain unused availability under the new revolving line of credit of at least $15 million (subject to increase in certain circumstances) and maintain certain levels of tangible capital funds.

   At February 27, 1999, the Company had outstanding borrowings of $100.9 million and unused availability of $29.5 million under its new revolving credit facility. The Company currently has excess availability under its revolving credit facility and anticipates that funds provided by operations and under this facility will be adequate for the Company's future needs.

   On February 17, 1999, in conjunction with the new revolving credit agreement, the Company terminated its interest rate swap agreement and entered into a new interest rate swap agreement. This new agreement effectively fixed the interest rate at 7.75% (subject to adjustments in certain circumstances), reduced from 8.11% under the old agreement, for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. Unlike the prior agreement, this interest rate swap has no provisions for termination based on changes in the 30-day LIBOR borrowing rate. At March 1, 1999 the 30-day LIBOR borrowing rate was 4.94%.

   The Company's new revolving credit facility and the trust indenture relating to the Company's 11-5/8% Senior Subordinated Notes contain certain covenants and restrictions. Among other things, the revolving credit facility prohibits non-stock dividends, certain investments and other "restricted payments" by the Company. The trust indenture generally restricts non-stock dividends and other restricted payments by the Company to 50% of "cumulative consolidated net income," or if cumulative consolidated net income is a loss, minus 100% of such loss, of the Company earned subsequent to October 22, 1993, plus the proceeds of the sale of certain equity securities after such date. In addition, the trust indenture prohibits non-stock dividends and limits other restricted payments while (as at present) the Company's fixed charge coverage ratio is less than or equal to 2.0.


Net Operating Loss Carryforwards
--------------------------------
  At December 26, 1998, the Company and its subsidiaries had federal income tax net operating loss carryforwards ("NOLs") of approximately $43.3 million. The NOLs will expire in the years 2005 to 2018 if not previously utilized. The Company's ability to use certain of the NOLs carried forward, approximately $7.5 million, will be subject to the limitations of
Section 382 of the Internal Revenue Code. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.


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

   The Company is addressing its software, hardware, and equipment issues through a combination of modifications to existing programs and conversions to Year 2000 compliant software and equipment. The Company believes that it is currently 90% complete with hardware and equipment related remediation or replacement efforts, and 70% complete in software remediation or replacement. The Company's plan is to be totally compliant by September of 1999. Certain systems, which have critical dates prior to September, are scheduled for earlier completion dates or have been completed. At the present time the remediation process is proceeding as planned and there are no significant delays expected.

   The estimated total cost of the project is expected to be $2.7 million. $500,000 of this cost is for the replacement of systems and equipment which was accelerated due to the Year 2000 problem, and which will be capitalized over the systems estimated useful life. Through February of 1999 the Company has expended a total of $1.2 million on Year 2000 remediation.

   If modifications and conversions, by the Company and those it conducts business with, are not made in a timely manner, the Year 2000 issue may have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's greatest risk at this time is with its store operating and accounts receivable systems and its inventory suppliers. If the store operating system has problems the Company could experience disruption in its basic distribution operations. A problem with the Company's accounts receivable system could cause some short term working capital and cash flow problems until the issue is resolved. While the Company has extended efforts to receive assurances that its product suppliers are adequately addressing this issue, the Company expects there will be some minimal interruptions in replenishment from some suppliers, but these should be addressed quickly through alternative sources.

   The Company has evaluated each problem area for various contingency responses to mitigate any disruption should remediation be incomplete. At present senior management is reviewing critical items to ensure there is at least one workable alternative to each of its key processes including inventory replenishment, sales and accounts receivable, payroll, and manufacturing and delivery equipment. Milestones for completion of critical systems are being closely monitored to minimize the chances of a Year 2000 failure in the key processes. In addition, a plan is being developed to produce backup documents and reports, of critical information, at December 31, 1999 and for process and system testing to occur on January 1 and 2, to identify and address any unforeseen issues prior to the opening of business on January 3.

   The most reasonably likely worst case scenario for a Year 2000 failure would involve a brief interruption of the Company's primary field systems application. Given the high level of in-house expertise in the development and maintenance of this system, the expectation is that any such failure would involve at worst a several day delay in processing. The Company has, and will continue to spend a great deal of resources to ensure that this system is compliant and will not be impacted by a Year 2000 failure. As a contingency for a failure scenario, though, the Company has arranged for the printing of key documents (sales orders scheduled for the next week, special orders placed with suppliers, pricing masters, etc.) on December 31, at each location, which would allow the operations to continue to operate, on a manual basis, for at least two weeks before there would be a serious impairment to the business. In addition, key systems and operating staff will be brought in on January 1 and 2, days on which the operating facilities are scheduled to be closed, to perform system testing of the field applications and check operating equipment, utilities and other systems. The Company can and has applied program changes to all sales and distribution facilities in a matter of hours.


Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
--------------------------------------------------------
          MARKET RISK
          -----------
  The Company is subject to market risk associated with changes in interest rates and lumber futures contracts.

   On February 17, 1999 the Company entered into a new revolving credit agreement with a group of financial institutions. The new revolving line of credit provides for, subject to certain restrictions, up to $160 million of revolving credit loans and the issuance of up to $10 million of letters of credit. Until delivery to the lenders of the Company's financial statements for the period ending June 26, 1999, interest on amounts outstanding under the new revolving line of credit will bear interest at a spread above the base rate of BankBoston, N.A. of 0.50%, or 2.00% above the applicable LIBOR rate. After that time, depending upon the Company's rolling four-quarter interest coverage ratio, amounts outstanding under the new revolving line of credit will bear interest at a spread above the base rate of from 0% to 0.75% or from 1.50% to 2.25% above the applicable LIBOR rate. Based on the Company's 1998 average borrowings under it's revolving credit agreement, subject to the effect of the interest rate swap agreement described below, a 25 basis point movement in the base rate or LIBOR rate would result in an approximate $164,000 annualized increase or decrease in interest expense. See Notes 12 and 15 of Notes to Consolidated Financial Statements included elsewhere herein.

   On February 17, 1999, in conjunction with the Company's new revolving credit agreement, the Company terminated its interest rate swap agreement and entered into a new interest rate swap agreement. This new agreement effectively fixed the interest rate at 7.75% (subject to adjustments in certain circumstances) for three years, on $40 million of the Company's
borrowings  under its floating rate revolving line of credit.   Unlike  the
prior agreement, this interest rate swap has no provisions for termination based on changes in the 30-day LIBOR borrowing rate. At March 1, 1999 the 30-day LIBOR borrowing rate was 4.94%.

   The Company enters into lumber futures contracts as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. While lumber futures contracts are entered on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At December 26, 1998 the Company had 22 lumber futures contracts outstanding with a total market value of $1,397,000 and a net unrealized gain of $1,976. These contracts all mature in 1999.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------
   Financial statements of the Company are set forth herein beginning on page F-1.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------
  None.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------
   Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 18, 1999.


Item 11.  EXECUTIVE COMPENSATION.
--------------------------------
   Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 18, 1999.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
          MANAGEMENT.
          ----------
   Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 18, 1999.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------
   Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 18, 1999.

                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
----------------------------------------------------------------
         FORM 8-K.
         --------
(a)  List of Documents Filed as a Part of this Report:
-----------------------------------------------------
(1)  Financial Statements:                               Page No.
-------------------------                                --------
Report of Independent Accountants                           F-1

Consolidated balance sheets as of December 26, 1998
  and December 27, 1997                                     F-2

Consolidated statements of operations for the years
  ended December 26, 1998, December 27, 1997 and
  December 28, 1996                                         F-3

Consolidated statements of changes in common
  stockholders' equity for the years ended
  December 26, 1998, December 27, 1997 and
  December 28, 1996                                         F-4

Consolidated statements of cash flows for the
  years ended December 26, 1998, December 27, 1997
  and December 28, 1996                                     F-5

Notes to consolidated financial statements                  F-6


(2)  Financial Statement Schedules:
----------------------------------
Schedule            Description
--------            -----------
Report of Independent Accountants                           S-1

II.                 Valuation and Qualifying Accounts       S-2


(3)  Exhibits
-------------
See Exhibit Index included elsewhere herein.


(b)  Reports on Form 8-K
------------------------
None

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WICKES INC.

Date:  March 24, 1999           By: /s/ J. Steven Wilson
                                    --------------------
                                    J. Steven Wilson
                                    Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                  Title                                Date
     ---------                  -----                                ----
/s/ J. Steven Wilson       Chairman and Chief Executive Officer   March 24, 1999
--------------------
J. Steven Wilson          (Principal Executive and Financial Officer)
                           Director

/s/ Harry T. Carneal       Director                               March 24, 1999
--------------------
Harry T. Carneal

/s/ Albert Ernest, Jr.     Director                               March 24, 1999
---------------------
Albert Ernest, Jr.

/s/ William H. Luers       Director                               March 24, 1999
--------------------
William H. Luers

/s/ Robert E. Mulcahy III  Director                               March 24, 1999
-------------------------
Robert E. Mulcahy III

/s/ Frederick H. Schultz   Director                               March 24, 1999
------------------------
Frederick H. Schultz

/s/ Robert T. Shaw         Director                               March 24, 1999
------------------
Robert T. Shaw

/s/ Claudia B. Slacik      Director                               March 24, 1999
---------------------
Claudia B. Slacik

/s/ John M. Lawrence       Controller                             March 24, 1999
--------------------
John M. Lawrence          (Principal Accounting Officer)


                                     44

                     REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors of Wickes Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Wickes Inc. and its subsidiaries at December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the three years ended December 26, 1998, December 27,
1997 and December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                                 PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
February 23, 1999

                       WICKES INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                  December 26, 1998 and December 27, 1997
                     (in thousands except share data)

                                                          1998         1997
        ASSETS                                            ----         ----
Current assets:
 Cash                                                $      65    $      79
 Accounts receivable, less allowance for doubtful
   accounts of $4,393 in 1998 and $3,765 in 1997        92,926       81,788
 Notes receivable                                        1,095        3,200
 Inventory                                             103,716      102,706
 Deferred tax asset                                      8,857        8,955
 Prepaid expenses                                        3,652        1,246
                                                       -------      -------
   Total current assets                                210,311      197,974

 Property, plant and equipment, net                     45,830       46,763
 Trademark (net of accumulated amortization
   of $10,496 in 1998 and $10,274 in 1997)               6,523        6,745
 Deferred tax asset                                     17,205       17,054
 Rental equipment (net of accumulated depreciation
   of $572 in 1998 and $176 in 1997)                     1,883        2,030
 Other assets (net of accumulated amortization
   of $9,502 in 1998 and $8,053 in 1997)                10,998       12,786
                                                       -------      -------
   Total assets                                      $ 292,750    $ 283,352
                                                       =======      =======

        LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                $      16    $      46
 Accounts payable                                       54,017       41,190
 Accrued liabilities                                    20,142       22,279
                                                        ------       ------
   Total current liabilities                            74,175       63,515

Long-term debt, less current maturities                191,961      193,061
Other long-term liabilities                              2,952        2,775
Commitments and contingencies (Note 8)

Stockholders' equity (Note 9):
 Preferred stock (no shares issued)
 Common stock (8,207,268 shares issued and
  outstanding in 1998 and 8,176,205 shares
  issued and outstanding in 1997)                           82           82
 Additional paid-in capital                             86,787       86,675
 Accumulated deficit                                   (63,207)     (62,756)
                                                        ------       ------
   Total stockholders' equity                           23,662       24,001
                                                       -------      -------
   Total liabilities & stockholders' equity          $ 292,750    $ 283,352
                                                       =======      =======


 The accompanying notes are an integral part of the consolidated financial statements.

                       WICKES INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 26, 1998, December 27, 1997, and December 28, 1996
                     (in thousands, except share data)

                                                    1998       1997       1996
                                                    ----       ----       ----
Net sales                                         $910,272   $884,082   $848,535
Cost of sales                                      693,956    681,056    659,072
                                                   -------    -------    -------
  Gross profit                                     216,316    203,026    189,463
                                                   -------    -------    -------

Selling, general and administrative expense        186,853    185,385    162,329
Depreciation, goodwill and trademark amortization    5,253      4,863      5,367
Provision for doubtful accounts                      2,915      1,707      1,067
Restructuring and unusual items                      5,932       (559)       745
Other operating income                              (6,837)   (10,689)    (6,796)
                                                   -------    -------    -------
                                                   194,116    180,707    162,712
                                                   -------    -------    -------
  Income from operations                            22,200     22,319     26,751

Interest expense                                    21,632     21,417     21,750
Equity in loss of affiliated company                     -      1,516      3,183
                                                    ------     ------     ------
  Income (loss) before income taxes                    568       (614)     1,818

Provision (benefit) for income taxes:
  Current                                            1,072      1,099      1,010
  Deferred                                             (53)      (153)       300
                                                    ------     ------     ------
      Net (loss) income                           $   (451)  $ (1,560)  $    508
                                                    ======     ======     ======
Basic and diluted (loss)/income per common share  $  (0.06)  $  (0.19)  $    .07
                                                    ======     ======     ======
Weighted average common shares - for basic       8,197,542  8,168,257  7,207,761
                                                 =========  =========  =========
Weighted average common shares - for diluted     8,197,542  8,168,257  7,221,082
                                                 =========  =========  =========




 The accompanying notes are an integral part of the consolidated financial statements.

                       WICKES INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 For the Years Ended December 28, 1996, December 27, 1997 and December 26, 1998
                   (in thousands, except for share data)

                                   Common Stock    Additional                    Total
                                   ------------      Paid-in     Accumulated  Stockholders'
                                  Shares  Amount     Capital       Deficit       Equity
                                  ------  ------     -------       -------       ------
Balance at December 30, 1995    6,143,473  $  61    $ 76,772     $ (61,704)    $ 15,129

Net income                                     -           -           508          508
Issuance of common stock, net   2,015,874     21       9,841             -        9,862
                                ---------    ---      ------        ------       ------
Balance at December 28, 1996    8,159,347     82      86,613       (61,196)      25,499

Net loss                                       -           -        (1,560)      (1,560)
Issuance of common stock, net      16,858      -          62             -           62
                                ---------    ---      ------        ------       ------
Balance at December 27, 1997    8,176,205     82      86,675       (62,756)      24,001

Net loss                                       -           -          (451)        (451)
Issuance of common stock, net      31,063      -         112             -          112
                                ---------    ---      ------        ------       ------
Balance at December 26, 1998    8,207,268  $  82    $ 86,787     $ (63,207)    $ 23,662
                                =========    ===      ======        ======       ======





 The accompanying notes are an integral part of the consolidated financial statements.

                       WICKES INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 26, 1998, December 27, 1997, and December 28, 1996
                              (in thousands)

                                                         1998      1997      1996
                                                         ----      ----      ----
Cash flows from operating activities:
Net (loss)/income                                    $   (451) $ (1,560) $    508
 Adjustments to reconcile net (loss)/income to
   net cash provided by/(used in) operating activities:
 Equity in loss of affiliated company                       -     1,516     3,183
 Depreciation expense                                   4,785     4,395     4,904
 Amortization of trademark                                222       222       222
 Amortization of goodwill                                 246       246       242
 Amortization of deferred financing costs               1,447     1,401     1,781
 Provision for doubtful accounts                        2,915     1,707     1,067
 Gain on sale of assets                                (1,834)   (6,180)     (940)
 Deferred tax (benefit)/provision                         (53)     (153)      300
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable          (14,053)  (12,285)    9,515
  Decrease (increase) in notes receivable               2,105    (3,200)        -
  (Increase) decrease in inventory                     (1,010)   (2,034)    9,967
  Increase (decrease) in accounts payable
    and accrued liabilities                            10,867    (4,590)  (10,907)
  Increase in deferred gain                                 -      (670)        -
  Increase in prepaids and other assets                (2,559)   (3,369)   (1,132)
                                                       ------    ------    ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     2,627   (24,554)   18,710
                                                       ------    ------    ------
Cash flows from investing activities:
 Purchases of property, plant and equipment            (5,854)   (7,758)   (2,893)
 Proceeds from sales of property, plant and equipment   4,231    13,798     5,303
                                                       ------    ------    ------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (1,623)    6,040     2,410
                                                       ------    ------    ------
Cash flows from financing activities:
 Net (repayment) borrowing under revolving
  line of credit                                       (1,084)   16,732   (28,708)
 Reductions of note payable                               (46)     (134)     (428)
 Net proceeds from issuance of common stock               112        62     9,862
                                                       ------    ------    ------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES    (1,018)   16,660   (19,274)
                                                       ------    ------    ------

NET (DECREASE) INCREASE IN CASH                           (14)   (1,854)    1,846
Cash at beginning of period                                79     1,933        87
                                                       ------    ------    ------
CASH AT END OF PERIOD                                $     65  $     79  $  1,933
                                                       ======    ======    ======
Supplemental schedule of cash flow information:
 Interest paid                                       $ 20,885  $ 19,791  $ 20,372
 Income taxes paid                                        987     1,344     1,518


 The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business
---------------------------

Wickes Inc. (formerly Wickes Lumber Company), through its sales and distribution facilities, markets lumber, building materials and services primarily to professional contractors, repair and remodelers and do-it-yourself home owners, principally in the Midwest, Northeast and Southern United States. Wickes Inc.'s wholly-owned subsidiaries are: Lumber Trademark Company ("LTC"), a holding company for the "Flying W" trademark, and GLC Division, Inc. ("GLC"), which subleases certain real estate to Wickes Inc.

In June 1997, the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Based on this criteria, the Company has determined that it operates in one business segment, that being the supply and distribution of lumber and building materials to building professionals and do-it-yourself customers, primarily in the Midwest, Northeast, and South. Thus, all information required by SFAS No. 131 is included in the Company's financial statements. No single customer represented more than 10% of the Company's total sales in 1998, 1997, and 1996.


2.   Accounting Policies
------------------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost and are depreciated under the straight-line method. Estimated lives used range from 15 to 39 years for buildings and improvements. Leasehold improvements are depreciated over the life of the lease. Machinery and equipment lives range from 3 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant, and equipment are included in the Company's statement of operations as other operating income. Once a facility is closed and the real estate is held for sale the Company discontinues depreciation on the real estate.

Rental Equipment
----------------

Rental equipment consists of hand tools and power equipment held for rental. This equipment is depreciated under the straight line method over a 5 to 10 year life.

Other Assets
------------

Other assets consist primarily of deferred financing costs and goodwill which are being amortized on the straight line method, goodwill over 30 to 35 years and deferred financing costs over the expected terms of the related debt agreements.

The Company's investment in an international operation was recorded under the equity method. The Company's share of losses is reflected as equity in loss of affiliated company on the Consolidated Statements of Operations. As of December 27, 1997 the Company's investment had been reduced to zero and there is no obligation to make additional investments.

Amortization expense for deferred financing costs is reflected as interest expense on the Company's Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trademark
---------

The Company's "Flying W" trademark is being amortized over a 40-year period.

Accounts Payable
----------------

The Company includes outstanding checks in excess of in-transit cash in accounts payable. There was $8,232,000 in outstanding checks in excess of in-transit cash at December 26, 1998 and $3,273,000 at December 27, 1997.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates assets held for use and assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to  be  Disposed Of."    This   statement  requires  that  long-lived
assets  and   certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment of the Company's long-lived and intangible assets other than
assets  held  for  sale  which  has been provided  for.   The  Company  has
historically reviewed excess property held for sale and when appropriate recorded these assets at the lower of their carrying amount or fair value (see Note 5).

Stock-Based Compensation
------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value accounting rules. Although expense recognition for employee stock-based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the fair value accounting to disclose the pro forma net income and earnings per share under the new method. The Company elected not to adopt Statement of Financial Accounting Standards No. 123, but to continue to apply APB
Opinion 25. As required, the Company has disclosed the pro forma net income and pro forma earnings per share as if the fair value based accounting methods in this Statement had been used to account for stock-based compensation cost (see Note 9).

Recently Issued Accounting Pronouncements
-----------------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes adoption of the statement will not have a material effect on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 1996, the Company continued executing the 1995 Plan, through the consolidation and closing of 18 building centers and the improvement of its overall capital structure through the issuance of new shares and the modification of its bank revolving credit agreement.


After extensive review of the 1995 Plan, and changes in business conditions in certain markets in which the Company operates, the Company made adjustments to the 1995 Plan and incurred other one time costs resulting in a net $0.7 million charge to results of operations in the fourth quarter of 1996 for restructuring and unusual items. These adjustments included (i) the determination that three of the centers identified in the 1995 Plan for closure had significantly improved market conditions and would remain open, resulting in a $1.5 million credit to restructuring expense, (ii) the extension of the 1995 plan to include the closing (substantially completed by the end of 1996) of three building centers not previously included, resulting in a $1.3 million charge for the write down of working capital assets and liabilities to their net realizable value and a $0.1 million charge for severance and postemployment benefits for approximately 90 employees, (iii) a $1.1 million charge for impairment in the carrying value of real estate held for sale at four previously closed centers, and (iv) a $0.3 million credit with respect to the resolution of a claim below the reserved amount.

During 1997, the Company recorded a $1.5 million restructuring charge for discontinued programs and reductions in its corporate headquarters workforce.  The  $1.5  million  included  approximately  $0.9  million  for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

severance and postemployment benefits for approximately 25 headquarters employees. The discontinued programs included the Company's mortgage lending, utilities marketing and certain internet programs. This charge was offset by a $2.1 million reduction in accrued costs for the Company's 1995 Plan, which was completed. The $2.1 million reversal included four centers identified in the 1995 Plan for closure that had significantly improved market conditions and would remain open, as well as a change in the estimate of facility carrying costs for sold facilities and those remaining to be sold.

During the first quarter of 1998 the Company implemented a restructuring plan (the "1998 Plan") which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter. The $5.9 million charge included $4.1 million in estimated losses on the disposition of closed facility assets and liabilities, $2.1 million in severance and postemployment benefits related to the 1998 plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. The $4.1 million in estimated losses includes the write-down of assets (excluding real estate), to their net realizable value, of $3.4 million and $700,000 in real estate carrying costs. The $2.1 million in severance and postemployment benefits covered approximately 250 employees, 25 of which were headquarters employees, that were released as a result of reductions in headquarters staffing and the closing or consolidation of the ten operating facilities. The $300,000 benefit from prior years was a result of accelerated sales of previously closed facilities during the fourth quarter of 1997 and first quarter of 1998. The acceleration of these sales resulted in a change in the estimate of facility carrying costs for the sold facilities. At December 26, 1998 the accrued liability for restructuring had been reduced to zero.

For further information regarding the sale of closed center real estate see
Note 5.


4.  Acquisitions
----------------

During 1998 the Company acquired the operating assets of Eagle Industries Inc., a component manufacturer, for a total cost of $1.8 million in cash. The acquisition was accounted for as a purchase and the cost has been allocated on the basis of the fair market value of the assets acquired and liabilities assumed. These operations have been included in the accompanying consolidated financial statements from their date of acquisition. The Company had no acquisitions in 1997 or 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Property, Plant, and Equipment
----------------------------------

Property, plant and equipment is summarized as follows:

                                       December 26,   December 27,
                                           1998           1997
                                           ----           ----
                                              (in thousands)
  Land and improvements                   $12,115        $12,781
  Buildings                                26,341         27,584
  Machinery and equipment                  32,257         30,619
  Leasehold improvements                    3,059          2,584
  Construction in progress                    846            844
                                           ------         ------

  Gross property, plant, and equipment     74,618         74,412
  Less:  accumulated depreciation         (32,661)       (31,178)
                                           ------         ------

  Property, plant, and equipment
    in use, net                            41,957         43,234
  Assets held for sale, net                 3,873          3,529
                                           ------         ------

  Property, plant, and equipment, net     $45,830        $46,763
                                           ======         ======


Sale of Real Estate
-------------------

Except for the sale/leaseback of the Company's Succasunna, NJ sales and distribution facility in 1997, which included a $3,000,000 note receivable that was collected within 60 days, all sales of real estate have been for cash.

In 1998, the Company sold nine pieces of real estate, eight of which were sales and distribution facilities and one an excess parcel of land, for a net gain of $1.6 million. Eight of the properties sold had been held for sale since the first quarter of 1998 and had not been previously written down from their original net book value. The ninth property, which had been held for sale since 1989, had been previously written down by $709,000 from its original net book value and sold at a net loss of $59,000.

In 1997, the Company sold 12 pieces of real estate for a net gain of $6.0 million. These transactions included the sale/leaseback of the Company's headquarters and the Succasunna sales and distribution facility and the sale of nine sales and distribution facilities and one excess parcel of land. Of the properties sold, one sales and distribution facility was held for sale since 1989, had been previously written down $99,600 from its original net book value, and sold at a loss of $100,400. The other 11 properties had not been previously marked down from book value and had been held for sale since 1992 (2 properties), 1995 (4 properties), 1996 (2 properties) and 1997 (3 properties).

       F13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1996, the Company sold six sales and distribution facilities for a net gain of $1.7 million. None of these properties had been previously written down from their original net book value. Five had been held for sale since 1995, and one since 1990.

The Company reviews assets held for sale in accordance with Statement of Financial Accounting Standards No. 121. In 1997 and 1996 the Company
recorded losses of $156,000 and $1,065,000, to report land, land improvements and buildings held for sale at their fair value. The Company did not record any impairment to the cost of assets held for sale in 1998. Fair value is determined by local market real estate values of properties similar to the Company's excess real estate. These charges are included in the caption "restructuring and unusual items" on the Consolidated Statement of Operations. Of the five properties that were revalued in 1997 and 1996 two have sold at a net loss and three are still held for sale.


6.   Accrued Liabilities
------------------------

Accrued liabilities consist of the following:

                                       December 26,    December 27,
                                           1998            1997
                                           ----            ----
                                             (in thousands)

     Accrued payroll                    $  9,498        $  8,148
     Accrued interest                        667           1,367
     Accrued liability insurance           4,966           4,173
     Accrued restructuring charges             -           1,348
     Other                                 5,011           7,243
                                          ------          ------
     Total accrued liabilities          $ 20,142        $ 22,279
                                          ======          ======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Long-Term Debt
------------------

Long-term debt obligations are summarized as follows:

                                                    December 26,   December 27,
                                                        1998           1997
                                                        ----           ----
                                                          (in thousands)

     Revolving line of credit, interest payable
     at .75% above prime or 2.25% over LIBOR,
     principal due March 31, 2001                    $  91,961     $  93,045

     Senior subordinated notes, interest payable
     at 11-5/8% semi-annually, principal due
     December 15, 2003                                 100,000       100,000

     Other                                                  16            62
                                                       -------       -------

     Total long-term debt                              191,977       193,107
     Less current maturities                               (16)          (46)
                                                       -------       -------

     Total long-term debt less current maturities    $ 191,961     $ 193,061
                                                       =======       =======


Revolving Line of Credit
------------------------

At December 26, 1998 the Company had a revolving line of credit, which was to expire on March 31, 2001. Under this line of credit the Company could borrow against certain levels of accounts receivable and inventory, up to a maximum credit limit of $130,000,000. At December 26, 1998, the amount available for additional borrowing was $32,680,000. A commitment fee of 1/2 of 1% was payable on the unused portion of the commitment. The weighted-average interest rate for the years ending December 26, 1998 and December 27, 1997 was approximately 8.2% and 8.8% respectively.

Substantially all of the Company's accounts receivable, inventory, general intangibles and certain machinery and equipment were pledged as collateral for the revolving line of credit. Covenants under the related debt agreements required, among other restrictions, that the Company maintain certain financial ratios and certain levels of consolidated net worth. In addition, the debt agreement restricted among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions without prior approval from the lender.

The revolving credit agreement was amended and restated on April 11,1997. Among other things, the amendment and restatement (i) extended the term of the facility to March 2001, (ii) reduced the interest rate premiums over LIBOR and over prime by 75 basis points, (iii) included provisions for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On February 17, 1999 the Company repaid all indebtedness under this line of credit with the proceeds of a new revolving credit agreement (see Note 15).

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

Aggregate Maturities
--------------------

The aggregate amounts of long-term debt maturities, before giving effect to the new revolving credit agreement, by fiscal year are as follows:

               Year                         Amount
               ----                         -------
                                        (in thousands)
               1999                       $      16
               2000                               -
               2001                          91,961
               2002                               -
               2003                         100,000



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  Commitments and Contingencies
---------------------------------

At  December  26, 1998, the Company had accrued approximately $152,000  for
remediation  of  certain  environmental  and  product  liability   matters,
principally underground storage tank removal.

Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the
Company the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past four years. The Company has currently reserved $60,000 for estimated clean up costs at 15 of its locations.

The Company has been identified as having used two landfills which are now Superfund clean up sites, for which it has been requested to reimburse a portion of the clean-up costs. Based on the amounts claimed and the Company's prior experience, the Company has established a reserve of $45,000 for these matters.

The Company is one of many defendants in two class action suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which the Company has no connection other than as a customer. The Company has entered into a cost sharing agreement with its insurers, and any liability is expected to be minimal.

The Company is one of many defendants in approximately 100 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 16 similar actions for insignificant amounts, and another 186 of these actions have been dismissed. As of March 15, 1999 none of these suits have made it to trial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Losses in excess of the $152,000 reserved as of December 26, 1998 are possible but an estimate of these amounts cannot be made.

On November 3, 1995, a complaint styled Morris Wolfson v. J. Steven Wilson, Kenneth M. Kirschner, Albert Ernest, Jr., Claudia B. Slacik, Jon F. Hanson, Robert E. Mulcahy, Frederick H. Schultz, Wickes Lumber Company and Riverside Group, Inc. was filed in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleges, among other things, that the sale by the Company in 1996 of 2 million newly-issued shares of the Company's Common Stock to Riverside Group, Inc., the Company's largest stockholder, was unfair and constituted a waste of assets and that the Company's directors in connection with the transaction breached their fiduciary duties. The amended complaint, among other things, seeks on behalf of a purported class of the Company's shareholders equitable relief or to obtain unspecified damages with respect to the transaction (see Note 9). There was no activity in this suit in 1998.

The Company is involved in various other legal proceedings which are incidental to the conduct of its business. The Company does not believe that any of these proceedings will have a material adverse effect on the Company's financial position, results of operations or liquidity.

Leases
------

The Company has entered into operating leases for corporate office space, retail space, equipment and other items. These leases provide for minimum rents. These leases generally include options to renew for additional periods. Total rent expense under all operating leases was $12,193,000, $10,616,000, and $10,076,000 for the years ended December 26, 1998,
December 27, 1997, and December 28, 1996, respectively.

Future minimum commitments for noncancelable operating leases are as follows:


               Year                              Amount
               ----                              ------
                                             (in thousands)
               1999                            $  8,821
               2000                               6,972
               2001                               5,688
               2002                               4,745
               2003                               2,878
               Thereafter                        24,478
                                                 ------
                 Subtotal                      $ 53,582
               Less:  Sublease income           (10,995)
                                                 ------
                 Total                         $ 42,587
                                                 ======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Stockholders' Equity
------------------------

Preferred Stock
---------------

As of December 26, 1998 the Company had authorized 3,000,000 shares of preferred stock, none of which is issued or outstanding.

Common Stock
------------

The Company currently has one class of common stock: Common Stock, par value $.01 per share. In April 1998 all 499,768 outstanding shares on Class B Non-Voting Common Stock were converted to 499,768 shares of Common Stock. The Class B Non-Voting Common Stock ceased to be authorized in April 1998. At December 26, 1998 there were 20,000,000 shares of Common Stock authorized and 8,207,268 shares issued and outstanding. In addition, at December 26, 1998, 898,986 shares of Common Stock were reserved for issuance under the Company's 1993 Long-Term Incentive Plan and 1993 Director Incentive Plan.

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

Warrants
--------

The Company's unexercised outstanding warrants for 3,068 shares of Common Stock expired in May 1998 and as of December 26, 1998 there were no warrants outstanding nor Common Stock reserved for issuance under warrants.

Stock Compensation Plans
------------------------

As of December 26, 1998, the Company has two stock-based compensation plans (both fixed option plans), which are described below. Under the 1993 Long-Term Incentive plan as amended on November 30, 1994, the Company may grant options and other awards to its employees with respect to up to 835,000 shares of common stock. Under the 1993 Director Incentive plan, the Company may grant options and other awards to directors with respect to up to 75,000 shares. The exercise price of grants equals or exceeds the market price at the date of grant. The options have a maximum term of 10 years. For non-officers, the options generally become exercisable in equal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


installments  over  a  three  year period from  the  date  of  grant.   For
officers, the vesting periods are based on graded calendar year schedules, which can vary by officer.

Since  the  Company  applies APB Opinion 25 and related interpretations  in accounting for its plans, no compensation cost has been recognized in conjunction with these plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


Year                                   1998          1997        1996
----                                   ----          ----        ----
Net (loss) income   As reported       $(451)       $(1,560)      $508
                    Pro forma         $(568)       $(1,772)      $321

Basic and diluted   As reported       $(.06)         $(.19)      $.07
  (loss) earnings   Pro forma         $(.07)         $(.22)      $.04
  per share



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: dividend yield of 0% for all years, expected volatility of 48%, 43%, and 42%; risk-free interest rates of 5.6%, 6.6%, and 6.2%; and expected lives of 5.6, 6.6, and 6.5 years.

A summary of the status of the Company's fixed stock option plans as of December 26, 1998, December 27, 1997, and December 28, 1996 and changes during the years ended on those dates is presented as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            1998              1997               1996
                            ----              ----               ----
                          Weighted           Weighted           Weighted
                          Average            Average            Average
                          Exercise           Exercise           Exercise
Fixed Options          Shares   Price    Shares   Price     Shares   Price
-------------          ------   -----    ------   -----     ------   -----
Outstanding beginning
  of  year            668,283  $10.09    612,282  $10.94    446,686  $15.32
Granted               238,750  $ 3.45    108,350   $5.12    264,721  $ 4.60
Exercised             (11,014) $ 4.55          -     n/a          -     n/a
Forfeited-nonvested   (97,070) $ 9.71    (46,981) $ 8.22    (59,793) $13.18
Forfeited-exercisable (64,686) $ 9.71     (5,168) $22.36    (36,632) $15.32
Expired                     -     n/a          -     n/a          -     n/a
Canceled                    -     n/a       (200) $15.00     (2,700) $ 5.12
                      --------            -------            -------

Outstanding end
 of year              734,263  $ 7.67    668,283  $10.09    612,282  $10.94

Options exercisable
 at year end          256,627  $11.39    214,402  $14.26    146,775  $15.60

Options available for
 future grant at
 year end             164,723            241,717            297,718




Weighted-average fair value of options granted during the year where:

                                              1998         1997         1996
                                              ----         ----         ----
  Exercise price equals market price         $1.62        $2.77        $2.40
  Exercise price exceeds market price          n/a          n/a          n/a
  Exercise price is less than market price     n/a          n/a          n/a


The following table summarizes information about fixed stock options outstanding at December 26, 1998:

                          Options  Outstanding           Options Exercisable
                      ---------------------------       ----------------------
                               Weighted-
                                Average      Weighted-                Weighted-
     Range of      Number      Remaining      Average     Number       Average
     Exercise   Outstanding   Contractual    Exercise   Exercisable   Exercise
      Prices    at 12/26/98      Life          Price    at 12/26/98     Price
      ------    -----------      ----          -----    -----------     -----

 $ 3.06 - $ 5.75   503,640     8.47 years     $ 4.16       93,304       $ 4.18
 $10.95 - $23.25   230,623     5.71 years     $15.36       163,323      $15.51


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                               1998          1997          1996
                                               ----          ----          ----
Numerators:
  Net (loss) income - for basic and
     diluted EPS                            $(451,000)   $(1,560,000)   $ 508,000
                                              =======      =========      =======

Denominators:
  Weighted average common
     shares - for basic EPS                 8,197,542      8,168,257    7,207,761
     Common shares from warrants                    -          6,913       10,751
     Common shares from options                51,425         13,250        2,570
                                            ---------      ---------    ---------
  Weighted average common
     shares - for diluted EPS               8,248,967      8,188,420    7,221,082
                                            =========      =========    =========


In years where net losses are incurred, diluted weighted average common shares are not used in the calculation of diluted EPS as it would have an anti-dilutive effect on EPS. In addition, options to purchase 348,000, 385,000 and 302,000 weighted average shares of common stock during 1998, 1997 and 1996, respectively, were not included in the diluted EPS as the options' exercise prices were greater than the average market price.


10.  Employee Benefit Plans
---------------------------

401(k) Plan
-----------

The Company sponsors a defined contribution 401(k) plan covering substantially all of its full-time employees. Additionally, the Company provides matching contributions up to a maximum of 2.5% of participating employees' salaries and wages. Total expenses under the plan for the years ended December 26, 1998, December 27, 1997, and December 28, 1996 were $1,480,000, $1,606,000, and $1,392,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The following tables reconcile the postretirement benefit, the plan's funded status and actuarial assumptions, as required by Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

                                                       December 26,  December 27,
                                                            1998         1997
                                                            ----         ----
                                                             (in thousands)
  Change in accumulated postretirement benefit obligation:
     Benefit obligation at beginning of year              $ 2,578      $ 3,290
     Service cost                                             233          197
     Interest cost                                            170          176
     Participant contributions                                  -            -
     Claims paid                                             (216)        (265)
     Actuarial gains                                         ( 16)        (751)
     Plan amendments                                            -          (69)
                                                            -----        -----
     Benefit obligation at year end                       $ 2,749      $ 2,578
                                                            =====        =====

  Change in plan assets:
     Fair value of plan assets                                  -           -

  Reconciliation of funded status:
     Funded status                                        $(2,749)    $(2,578)
     Unrecognized transition obilgation                         -           -
     Unrecognized prior service cost                          (49)        (59)
     Unrecognized actuarial gain                             (154)       (138)
                                                            -----       -----
     Net amount recognized as other
         long-term liabilities                            $(2,952)    $(2,775)
                                                            =====       =====


  Weighted average assumptions as of year end:
     Discount rate                                           6.75%       7.25%
     Expected return on assets                                n/a         n/a
     Medical trend                                           6.00%       6.00%


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    December 26,  December 27,  December 28,
                                         1998         1997          1996
                                         ----         ----          ----
                                                  (in thousands)
  Components of net periodic benefit cost:
     Service cost                        $ 233        $ 197         $ 276
     Interest cost                         171          176           210
     Expected return on plan assets        n/a          n/a           n/a
     Amortization of transition obligation   -            -             -
     Amortization of prior service cost    (10)         (10)            -
     Amortization of actuarial loss          -            -            33
  Net periodic benefit cost              $ 394        $ 363         $ 519

                                    December 26,  December 27,  December 28,
                                         1998         1997          1996
                                         ----         ----          ----
                                                 (in thousands)
  Weighted average assumptions used in
    computing net periodic benefit cost:
     Discount rate                        7.25%        7.75%         7.25%
     Expected return on plan assets        n/a          n/a          n /a
     Medical trend                        6.00%        6.00%         6.00%


  Health care cost trend sensitivity:            1% Increase     1% Decrease
                                                 -----------     -----------
     Effect on total service cost and
       interest cost components                      $ 17           $ (16)
     Effect on postretirement benefit obligation       57             (54)



Postemployment Benefits
-----------------------

The Company provides certain postemployment benefits to qualified former or inactive employees who are not retirees. These benefits include salary continuance, severance, and healthcare. Salary continuance and severance pay is based on normal straight-line compensation and is calculated based on years of service. Additional severance pay is granted to eligible employees who are 40 years of age or older and have been employed by the Company five or more years. The Company accrues the estimated cost of benefits provided to former or inactive employees who have not yet retired over the employees' service period or as an expense at the date of the event triggering the benefit. The Company incurred postemployment benefit income of $39,000, $28,000 and $31,000 for the years ended December 26, 1998, December 27, 1997 and December 28, 1996, respectively. The decrease in benefits is the result of the winding down of a more costly long-term disability program that was in place prior to April 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.     Income Taxes
--------------------

The Company and its subsidiaries file a consolidated federal income tax return. As of December 26, 1998, the Company has net operating loss carryforwards available to offset income of approximately $43.3 million expiring in the years 2005 through 2018.

On October 22, 1993, the Company completed a recapitalization plan which created an ownership change as defined by Section 382 of the Internal Revenue Code of 1996. As a result, certain of the loss carryforwards of the company are limited to an annual limitation of approximately $2.6 million a year. At December 26, 1998, approximately $7.5 million of these loss carryforwards were affected by this limitation.

The income tax provision consists of both current and deferred amounts. The components of the income tax provision are as follows:


                               December 26,   December 27,   December 28,
                                   1998            1997           1996
                                   ----            ----           ----
                                               (in thousands)
  Taxes currently payable:
     State income tax             $1,072          $1,099         $1,010
     Federal income tax                -               -              -
  Deferred (benefit)/expense         (53)           (153)           300
                                   -----           -----          -----
  Total income tax expense        $1,019          $  946         $1,310
                                   =====           =====          =====


Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management has determined, based on the Company's positive earnings growth from 1992 through 1994 and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully its net deferred tax assets. The components of the deferred tax assets and liabilities at
December 26, 1998, December 27, 1997 and December 28, 1996, respectively, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                     December 26,    December 27,   December 28,
                                          1998           1997         1996
                                          ----           ----         ----
                                                    (in thousands)
  Deferred income tax assets:
  Trade accounts receivable              $ 1,727       $ 1,469      $ 1,676
  Inventories                              1,813         1,895        1,954
  Accrued personnel cost                   2,037         2,013        1,936
  Other accrued liabilities                6,051         6,743        6,911
  Net operating loss                      16,874        16,164       16,556
  Other                                    3,337         3,348        2,342
                                          ------        ------       ------
  Gross deferred income tax assets        31,839        31,632       31,375
  Less:  valuation allowance              (1,542)       (1,542)      (1,493)
                                          ------        ------       ------
  Total deferred income tax assets        30,297        30,090       29,882
                                          ------        ------       ------

  Deferred income tax liabilities:
  Property, plant and equipment            1,312         1,394        1,962
  Goodwill and trademark                   2,923         2,687        2,052
  Other accrued income items                   -             -           13
                                          ------        ------       ------
  Total deferred income tax liabilities    4,235         4,081        4,027
                                          ------        ------       ------

  Net deferred tax assets                $26,062       $26,009      $25,855
                                          ======        ======       ======


The deferred tax provision results from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                       December 26,   December 27,   December 28,
                                           1998          1997          1996
                                           ----          ----          ----
                                                      (in thousands)
  Change in bad debt reserve             $   258      $   (207)    $ (1,517)
  Differences in tax and book
     inventory                               (82)          (60)        (491)
  Settlement of deferred
     compensation                             25            77           86
  Change in accrued liabilities             (692)         (168)      (5,130)
  (Utilization)/creation of NOL              710          (392)       6,700
  AMT credit and capital loss
     carryover                                 -         1,006          942
  Differences in tax and book
     asset basis                              82           568          (56)
  Differences in book and tax
     intangibles                            (248)         (635)        (704)
     Change in accrued income items            -            13           13
  (Increase)/decrease in valuation
     allowance                                 -           (49)        (143)
                                          ------        ------       ------

  Deferred tax benefit/(expense)         $    53       $   153     $   (300)
                                          ======        ======       ======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The   following  table  summarizes  significant  differences  between   the
provision for income taxes and the amount computed by applying the statutory federal income tax rates to income before taxes:


                                       December 26,   December 27,   December 28,
                                             1998          1997          1996
                                             ----          ----          ----
                                                      (in thousands)
  Tax (benefit) computed at
    U.S. statutory tax rate             $    199       $  (215)     $   637
  State and local taxes                      697           714          656
  Other                                      123           398         (126)
  Change in valuation allowance                -            49          143
                                          ------        ------       ------
  Total tax provision                    $ 1,019       $   946      $ 1,310
                                          ======        ======       ======



12.  Financial Instruments
--------------------------

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

The estimated fair values of the Company's material financial instruments are as follows:

Long Term Debt
--------------

The fair value of the Company's long-term debt, in accordance with SFAS No. 107, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                                               Fair             Carrying
                                               Value              Value
                                               ------            -------
                                                    (in thousands)
     1998 Financial Liabilities:
     Long-term Debt
     Revolver                                $ 91,961           $ 91,961
     Senior Subordinated Notes                 84,000            100,000

     1997 Financial Liabilities:
     Long-term Debt
     Revolver                                $ 93,045          $  93,045
     Senior Subordinated Notes                 95,000            100,000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Lumber Futures Contracts
------------------------

The Company enters into lumber futures contracts as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. At December 26, 1998 the Company had 22 lumber futures contracts outstanding with a total market value of $1,397,000 and a net unrealized gain of $1,976. These contracts all mature in 1999.

Interest Rate Swap
------------------

At December 26, 1998 the Company had in place an interest rate swap agreement which effectively fixed the interest rate on $40 million of the Company's borrowings under its floating rate revolving line of credit at 8.11% (subject to adjustments in certain circumstances), for three years. This interest rate swap was operative while the 30-day LIBOR borrowing rate remained below 6.7%. The agreement also included a floor LIBOR rate at 4.6%. At December 23, 1998 the 30-day LIBOR borrowing rate was 5.625%. The fair value of the interest rate swap agreement, in accordance with SFAS No. 107, at December 26, 1998 was a negative $400,000.

On February 17, 1999, in conjunction with the Company's new revolving credit agreement (see Note 15), the Company terminated its interest rate swap agreement and entered into a new interest rate swap agreement. This new agreement effectively fixed the interest rate at 7.75% (subject to adjustments in certain circumstances), reduced from 8.11% under the old agreement, for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. Unlike the prior agreement, this interest rate swap has no provisions for termination based on changes in the 30-day LIBOR borrowing rate.


13.  Related Party Transactions
-------------------------------

In February 1998, as part of the determination made by the Company to discontinue or sell non-core programs, the Company sold certain operations to its majority stockholder for a three-year $870,000 unsecured promissory note and 10% of future net income of these operations (subject to a maximum of $429,249 plus interest). At December 26, 1998 this stockholder had made payments of $115,752 under the promissory note and was delinquent with respect to required payments of approximately $169,474 of principal and interest.

In 1998, the Company paid approximately $730,000 in reimbursements primarily to affiliates of the Company's chairman, for costs related to services provided to the Company during 1998 by certain employees of the affiliated company and use of a corporate aircraft. Total payments in 1997 and 1996 for similar services were approximately $1,289,000 and $612,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In June of 1996, the Company entered into a mortgage lending agreement with an affiliate of the Company's chairman. In exchange for providing home construction loans to the Company's customers the Company reimbursed this affiliate for certain start-up expenses. Reimbursements in 1998, 1997 and 1996 were approximately $115,000, $1,045,000 and $365,000, respectively, and were expensed as incurred. In late 1997, this affiliate's involvement in the program ceased.

A former director and executive officer of the Company was during most of 1998, and all of 1997 and 1996, a shareholder of the law firm that is general counsel to the Company. The Company paid this firm $741,000, $665,000, and, $430,000 for legal services provided to the Company during 1998, 1997, and 1996, respectively.

For a description of the sale of 2,000,000 newly-issued shares by the Company to Riverside Group, Inc. in 1996, see Note 9.


14.  Other Operating Income
---------------------------

Other operating income on the Company's Statement of Operations includes the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivables and casualty gains/losses. The sale of property, plant and equipment includes the sale of 9, 12, and 6 pieces of real estate in 1998, 1997 and 1996, respectively. In 1998 and 1996, gains of $1.0 million and $0.6 million, respectively, were recorded as a result of the differences between insured replacement cost and net book value resulting from fire and storm damage at certain of the Company's sales and distribution facilities. The following table summarizes the major components of other operating income by year.

                                              Other Operating Income
                                                     Gain/(Loss)

                                             1998        1997     1996
                                             ----        ----     ----
                                                  (in thousands)
Sale of property, plant and equipment       $2,111    $ 6,180    $2,005
Accounts receivable service charges          2,331      2,170     2,064
Casualties                                     670      (284)       350
Other                                        1,725      2,623     2,377
                                             -----     ------     -----
Total                                       $6,837    $10,689    $6,796
                                             =====     ======     =====


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  Subsequent Events
----------------------

New Revolving Credit Agreement
------------------------------

On February 17, 1999 the Company entered into a new revolving credit agreement with a group of financial institutions. The new revolving line of credit provides for, subject to restrictions discussed below, up to $160 million of revolving credit loans and credits.

A commitment fee of 0.25% is payable on the unused amount of the new revolving line of credit. Until delivery to the lenders of the Company's financial statements for the period ending June 26, 1999, interest on amounts outstanding under the new revolving line of credit will bear interest at a spread above the base rate of BankBoston, N.A. of 0.50%, or 2.00% above the applicable LIBOR rate. After that time, depending upon the Company's rolling four-quarter interest coverage ratio, amounts outstanding under the new revolving line of credit will bear interest at a spread above the base rate of from 0% to 0.75% or from 1.50% to 2.25% above the applicable LIBOR rate.

Substantially all of the Company's accounts receivable, inventory and general intangibles are pledged as collateral for the new revolving line of credit. Availability is limited to 85% of eligible accounts receivable plus 60% of eligible inventory, with these percentages subject to change in the permitted discretion of the agent for the lenders. Covenants under the related debt documents require, among other things, that the Company maintain unused availability under the new revolving line of credit of at least $15 million (subject to increase in certain circumstances) and maintain certain levels of tangible capital funds. In addition, these documents restrict, among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions.

In conjunction with the new revolving credit agreement, the Company terminated its existing interest rate swap agreement and entered into a new interest rate swap agreement (see Note 12).

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------



To the Stockholders and Board of Directors of Wickes Inc.

Our report on the consolidated financial statements of Wickes Inc. is included as page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial
statement  schedule  listed in Item 14(a)(2) of this  Form  10-K.   In  our
opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                 PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
February 23, 1999


                       WICKES INC. AND SUBSIDIARIES

              Schedule II - Valuation and Qualifying Accounts

       For the Years Ended December 26, 1998, December 27, 1997, and
                             December 28, 1996
                              (in thousands)


     Col. A          Col. B          Col. C               Col. D       Col. E
     -------         ------          ------               ------       ------
                                    Additions
                                    ---------
                                  (1)         (2)                     Balance
                  Balance at  Charged to   Charged to                    at
                  Beginning   Costs and      Other                     End of
   Description    of Period   Expenses(a)  Accounts(b) Deductions(c)   Period
   -----------    ---------   -----------  ----------- -------------   ------
1998:
Allowance for doubtful
    accounts        $3,765      $2,915       ($103)        $2,184       $4,393

1997:
Allowance for doubtful
    accounts        $4,289      $1,707       ($190)        $2,041       $3,765

1996:
Allowance for doubtful
    accounts        $8,208      $1,067           -         $4,986       $4,289




(a)  Net of reserved and collected accounts.
(b)  Allowance for doubtful accounts charged to restructuring reserve.
(c)  Reserved accounts written-off.


                                     S-2




                               Exhibit Index


Exhibit
Number      Description

3.1(a)* Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (the "Form S-1"), Commission File No. 2-67334).

   (b)* First Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 1994).

   (c)* Second Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 1997).


3.2* By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K (the "1993 Form 10-K") for the year ended December 25,
          1993).


4.1** Credit Agreement dated February 17, 1999, among the Registrant, as Borrower, each of the financial institutions signatory thereto, BankBoston Business Credit as Administrative Agent and Issuing Bank, BancBoston Robertson Stephens Inc. as Syndication Agent, and Nationsbank, N.A. as Documentation Agent.


4.2* Indenture dated as of October 15, 1993 between the Registrant and Marine Midland Bank, N.A. (incorporated by reference to Exhibit
          4.2 to the 1993 Form 10-K).


10.1* Agreement, dated July 21, 1993, between Collins & Aikman Group, Inc. and the Registrant (incorporated by reference to Exhibit
          10.12 to the Form S-1).




10.2(a)* Amended and Restated 1998 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 1994 (the "1994 Form 10-K")).

    (b)* Amendment No. 1 (incorporated by reference to Exhibit 10.8(b) to the Registrant's Annual Report on Form 10-K for the year ended December 1996).

    (c)*  Form  of  Option Agreement (incorporated  by  reference  to
          Exhibit 10.22 to the Form S-1).

    (d)*  Form  of  Option Agreement (incorporated  by  reference  to
          Exhibit 10.8 to the 1994 Form 10-K).

    (e)* Form of Long-Term Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the 1994 Form 10-K).

    (f)* Form of Long-Term Performance Bonus Agreement (incorporated by reference to Exhibit 10.8 to the 1994 Form 10-K).

    (g)* Amendment No. 2 (incorporated by reference to Exhibit 10.4 to the 1997 Form 10-K).

    (h)*  Form  of  Option Agreement (incorporated  by  reference  to
          Exhibit 10.4 to the 1997 Form 10-K).


10.3(a)* Amended and Restated 1993 Director Incentive Plan of Registrant (incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 26, 1994).

    (b)*  Form  of  Option Agreement (incorporated  by  reference  to
          Exhibit 10.24 to the Form S-1).


10.4* Special Severance and Stay Incentive Bonus Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 1997 (the "1997 Form 10-K")).


10.5(a)* Agreement dated November 4, 1997 between the Registrant and Riverside Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 1997).

    (b)*  Amendment  and Closing Agreement to  Agreement  dated
          November 4, 1997 between the Registrant and Riverside Group, Inc. (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-
          K).


21.1**      List of Subsidiaries of the Registrant.


23.1**      Consent of PricewaterhouseCoopers LLP.


27.1**      Financial data schedule (SEC use only).

*         Incorporated by reference.
**        Filed herewith.

There have been omitted certain instruments with respect to long-term debt not in excess of 10% of the consolidated total assets of the Company. The Company agrees to furnish copies of any such instruments to the Commission upon request.