Form 10-K/A
period 1998-12-26
WICKES INC
filed 1999-04-28
CIK 910620

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 26, 1998

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-22468

                                  WICKES INC.
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                              36-3554758
       (State of Incorporation)           (IRS Employer Identification No.)

            706 North Deerpath Drive, Vernon Hills, Illinois 60061
                   (Address of Principal Executive Offices)

                                (847) 367-3400
                        (Registrant's Telephone Number)

 Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par
                            value of $.01 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 1999, the Registrant had 8,210,947 shares of common stock, par value $.01 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the Nasdaq National Market) held by nonaffiliates was approximately $16,100,000 (includes the market value of all such stock other than shares beneficially owned by 10% stockholders, executive officers and directors).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

                                   Directors

   In accordance with the Bylaws of the Company, the Company's Board of Directors has provided for a Board of Directors, divided into three classes, consisting of eight members. The directors of each class are to be elected at the annual meeting of shareholders held in the year in which the term for such class expires and serve thereafter for three years. The term of office for directors in Class III expires at the 1999 Annual Meeting. The term of office for directors in Class I expires in 2000 and that for Class II directors in 2001.

   The following table presents information with respect to the members of the Board of Directors:

                                                                        Director
      Name                         Age            Positions              Since
      ----                         ---            ---------             --------
      J. Steven Wilson............  55 Director (Class I); Chairman and   1991
                                       Chief Executive Officer

      Harry T. Carneal............  46 Director (Class III)               1998

      Albert Ernest, Jr...........  68 Director (Class II)                1993

      William H. Luers............  69 Director (Class II)                1995

      Robert E. Mulcahy III.......  62 Director (Class III)               1988

      Frederick H. Schultz........  70 Director (Class III)               1993

      Robert T. Shaw..............  64 Director (Class I)                 1998

      Claudia B. Slacik...........  42 Director (Class II)                1992

   Mr. Wilson has been Chief Executive Officer and a director of the Company since November 1991 and Chairman since August 1993. Mr. Wilson also assumed the duties of President from July 1996 to May 1997. For more than the past five years, Mr. Wilson has been Chairman, President and Chief Executive Officer of Riverside. Mr. Wilson is also a director of Riverside and First Industrial Realty Trust, Inc.

   Mr. Carneal has been president and a director of Stone Capital, Inc. and an executive officer and director of its parent and subsidiary corporations, including Imagine Investments, Inc. ("Imagine"), for more than the past five years. Stone Capital, Inc. is a privately-held investment company. Imagine beneficially owns approximately 13.2 percent of the outstanding shares of Wickes Common Stock.

   Mr. Ernest has been a director of the Company since September 1993. Mr. Ernest currently is the president of Albert Ernest Enterprises, an investment firm. From 1971 through 1991, Mr. Ernest was associated with Barnett Bank of Jacksonville, N.A. and Barnett Banks, Inc. ("BBI"), serving as Vice Chairman and a director of BBI from 1982 to 1988 and President and Chief Operating Officer and a director of BBI from 1988 to 1991. He is also a director of FRP Properties, Inc., Florida Rock Industries, Inc., Regency Realty Corporation and Stein Mart, Inc.

   Mr. Luers has been a director of the Company since June 1995. Mr. Luers has been since February 1, 1999 president of the United Nations Association of the United States of America, a not-for-profit organization. For more than the five years prior to that time, Mr. Luers was president of The Metropolitan Museum of Art since 1986. He served in the United States Foreign Service from 1957 to 1986 and was Ambassador to Czechoslovakia from 1983 to 1986 and Ambassador to Venezuela from 1978 to 1982. Mr. Luers is also a director of IDEX Corporation and several Scudder Kemper international and domestic mutual funds.

   Mr. Mulcahy has been a director of the Company since April 1988. Since April 15, 1998, Mr. Mulcahy has been Director of Athletics of Rutgers University. For more than five years prior to that time, Mr. Mulcahy was

President and Chief Executive Officer of New Jersey Sports & Exposition Authority, a racing, sports and entertainment enterprise. He is also a director of First Morris Bank and Orange & Rockland Utilities, Inc.

   Mr. Schultz has been a director of the Company since September 1993. Mr. Schultz is a private investor. From 1979 to 1982, Mr. Schultz served as Vice Chairman of the Board of Governors of the Federal Reserve System. He is also a director of American Heritage Life Insurance Company.

   Mr. Shaw has been president and a director of Imagine for approximately two years.

   Ms. Slacik has been a director of the Company since June 1992. For more than the past five years, Ms. Slacik has been a Vice President in the Structured Finance Group at Citicorp N.A.

                                  MANAGEMENT

   Set forth below is information regarding the executive officers of the
Company:

                                                                                 Executive
   Name                     Age                    Position                    Officer Since
   ----                     ---                    --------                    -------------
   J. Steven Wilson........  55 Chairman and Chief Executive Officer               1991

   David T. Krawczyk.......  42 President and Chief Operating Officer              1996

   Gene L. Curtin..........  51 Vice President--Management Information Systems     1994

   George C. Finkenstaedt..  47 Vice President--Merchandising                      1990

   Jimmie J. Frank.........  44 Vice President--Merchandising                      1997

   James A. Hopwood........  37 Vice President--Finance                            1998

   For information regarding Mr. Wilson, see "Directors."

   Mr. Krawczyk joined the Company in December 1996 as Senior Vice President-- Operations and was elected President and Chief Operating Officer in May 1997. For more than five years prior to that time Mr. Krawczyk held various management positions with Grossman's, Inc., including president of its Contractor's Warehouse division from April 1993 to December 1996.

   Mr. Curtin joined the Company in December 1992 as Director of Information Systems. He was elected Vice President, Information Systems in November 1993. For more than five years prior to joining the Company, Mr. Curtin was employed by Montgomery Ward Co., Inc. in various systems and logistics management positions.

   Mr. Finkenstaedt has been associated in various capacities with the Company and its predecessor since 1979. Mr. Finkenstaedt was elected Vice President in 1990 and has held various executive positions with the Company in Operations and Merchandising.

   Mr. Frank joined the Company in January 1997 and was appointed Vice President--Merchandising in April 1997. From February 1994 to January 1997 Mr. Frank was senior merchandise manager for Contractor's Warehouse. Prior to that time. Mr. Frank was general manager of merchandising for Builder Marts of America.

   Mr. Hopwood joined the Company in January 1994 and has held management positions with responsibilities in accounting, finance, investor relations, real estate and treasury activities. Mr. Hopwood was appointed Vice President--Finance in February 1998. Prior to 1994, Mr. Hopwood was associated with Goldman Sachs & Company. Mr. Hopwood was also employed by the predecessor of the Company from 1983 until 1990.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

   The following reports with respect to the Company filed under Section 16(a) of the Securities Exchange Act of 1934 during or with respect to 1996 were not filed on a timely basis: Annual Statements of Changes in Beneficial Ownership on Form 5 were inadvertently filed up to two days late on behalf of five of the Company's officers and four of the Company's directors.

Item 11. Executive Compensation

   The Summary Compensation Table below summarizes the compensation paid in the years indicated to the Company's Chief Executive Officer and to each of the other four most highly compensated executive officers of the Company who were serving as executive officers at December 26, 1998, as well as to the Company's former Vice Chairman.

                          Summary Compensation Table

                                                                     Long-Term
                                                                   Compensation
                                                               ---------------------
                                Annual Compensation (1)               Awards
                          ------------------------------------ ---------------------  All Other
Name and Principal             Salary   Bonus   Other Annual   Securities Underlying Compensation
Position                  Year   ($)     ($)   Compensation(2)   Options/SARs (#)       ($)(3)
------------------        ---- ------- ------- --------------- --------------------- ------------
J. Steven Wilson........  1998 473,400     --      17,300             60,000            10,600
 Chief Executive Officer  1997 473,400     --       7,200                --             10,300
                          1996 474,300     --      18,000             50,000            24,700

David T. Krawczyk.......  1998 303,000  95,300     46,800             55,000             8,000
 President                1997 259,900 100,000     70,100             50,000             6,600

Jimmie J. Frank.........  1998 167,000  85,000     75,000             12,500             2,200
 Vice President           1997 136,800  75,000     81,200             15,000               --

George C. Finkenstaedt..  1998 171,700  76,000      1,500             12,500             5,700
 Vice President           1997 164,400  24,000      2,800                --              8,800
                          1996 157,700     --       1,100             10,000             5,800

Gene L. Curtin..........  1998 144,500  25,200      2,200                --              7,700
 Vice President           1997 140,500     --       2,700                --              6,900
                          1996 131,900  25,000      2,100             10,000             7,400

Kenneth M. Kirschner....  1998 235,200     --       4,800             40,000            10,900
 Vice Chairman (4)        1997 284,000     --       8,400                --             13,700
                          1996 284,600     --       5,900             30,000            11,400

--------
(1) Certain of the named executive officers received annual compensation consisting of perquisites and personal benefits valued at less than 10 percent of total annual salary and bonus.
(2) Other Annual Compensation includes for 1998: reimbursement for taxes with respect to certain personal benefits and with respect to the taxable portion of long-term disability insurance premiums paid by the Company ($17,300 for Mr. Wilson, $4,700 for Mr. Krawczyk, $1,500 for Mr. Frank, $1,500 for Mr. Finkenstaedt, $2,200 for Mr. Curtin, and $4,800 for Mr. Kirschner); the taxable portion of reimbursements for living, travel and personal expenses while away from home on Company business ($25,100 for Mr. Krawczyk and $39,300 for Mr. Frank); and reimbursements for taxes with respect to these taxable living travel and personal expenses ($17,000 for Mr. Krawczyk and $34,200 for Mr. Frank).
   Includes for 1997: reimbursements for taxes with respect to certain personal benefits and with respect to the taxable portion of long-term disability insurance premiums paid by the Company ($7,200 for Mr. Wilson, $8,400 for Mr. Kirschner, $3,100 for Mr. Krawczyk, $2,800 for Mr. Finkenstaedt and $2,200 for Mr. Curtin); the taxable portion of reimbursements for living, travel and other personal expenses incurred while away from home on Company business ($37,500 for Mr. Krawczyk and $43,400 for Mr. Frank); and reimbursements for taxes with respect to these taxable living, travel and other personal expenses ($29,500 for Mr. Krawczyk and $37,800 for Mr. Frank).
  Includes for 1996: reimbursements for taxes with respect to the taxable portion of long-term disability insurance premiums paid by the Company ($18,000 for Mr. Wilson and $5,900 for Mr. Kirschner).

(3) All Other Compensation includes for 1998: payment of premiums for long-term disability insurance ($10,600 for Mr. Wilson, $4,000 for Mr. Krawczyk, $2,200 for Mr. Finkenstaedt, $4,100 for Mr. Curtin, and $6,900 for Mr. Kirschner); and the Company's contribution to the executives' accounts under the Company's 401(k) plan ($4,000 for Mr. Krawczyk, $2,200 for Mr. Frank, $3,500 for Mr. Finkenstaedt, $3,600 for Mr. Curtin, and $4,000 for Mr. Kirschner).
   Includes for 1997: payment of premiums for long-term disability insurance ($10,300 for Mr. Wilson, $9,700 for Mr. Kirschner, $4,000 for Mr. Krawczyk, $2,100 for Mr. Finkenstaedt and $3,900 for Mr. Curtin); the Company's contributions to the executives' accounts under the Company's 401(k) plan ($4,000 for Mr. Finkenstaedt, $3,000 for Mr. Curtin, and $4,000 for Mr. Kirschner); and reimbursement of $2,600 to Mr. Krawczyk for certain moving expenses.
  Includes for 1996: payment of premiums for long-term disability insurance ($24,700 for Mr. Wilson and $8,400 for Mr. Kirschner); and the Company's contributions to the executives' accounts under the Company's 401(k) plan ($3,800 for Mr. Finkenstaedt, $3,700 for Mr. Curtin, and $3,000 for Mr. Kirschner).
(4) Mr. Kirschner held this position through October 19, 1998.

                       Option Grants in Last Fiscal Year

   The following table contains information regarding grants of options during fiscal 1998 to each of the named executive officers.

                                                                           Potential
                                                                          Realizable
                                                                       Value at Assumed
                                                                        Annual Rates of
                          Number of    % of Total                         Stock Price
                          Securities  Options/SARs Exercise              Appreciation
                          Underlying   Granted to  or Base              for Option Term
                         Options/SARs Employees in  Price   Expiration -----------------
Name                       Granted    Fiscal Year   ($/Sh)     Date     5% ($)  10% (%)
----                     ------------ ------------ -------- ---------- -------- --------
J. Steven Wilson........    60,000        25.7       3.41    2/15/08    128,700  326,100
David T. Krawczyk.......    55,000        23.5       3.41    2/15/08    117,900  298,900
Jimmie J. Frank.........    12,500         5.3       3.41    2/15/08     26,800   67,900
George C. Finkenstaedt..    12,500         5.3       3.41    2/15/08     26,800   67,900
Gene L. Curtin..........       --          --         --         --         --       --
Kenneth M. Kirschner....    40,000        17.1       3.41    2/15/08     85,800  217,400

   Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

   The following table contains information regarding the values of certain unexercised options to purchase shares of Wickes Voting Common Stock held by the named executive officers at the end of fiscal 1998. No options were exercised by these persons in fiscal 1998.

                              Number of Securities       Value of Unexercised
                             Underlying Unexercised          In-the-Money
                           Options/SARs at FY-End (#) Options/SARs at FY-End ($)
                           -------------------------- --------------------------
Name                       Exercisable/Unexercisable  Exercisable/Unexercisable
----                       -------------------------- --------------------------
J. Steven Wilson..........       32,000/178,000                  0/0
David T. Krawczyk.........            0/135,000                  0/0
Jimmie J. Frank...........            0/ 27,500                  0/0
George C. Finkenstaedt....       12,500/ 30,000                  0/0
Gene L. Curtin............       12,000/ 18,000                  0/0
Kenneth M. Kirschner......       80,000/      0                  0/0

                                Employee Plans

Director Incentive Plan

   Operation of Plan. The Director Incentive Plan was originally adopted by the Board of Directors on October 6, 1993, and approved by the Company's shareholders on October 14, 1993. The Director Incentive Plan was amended and restated by the Board of Directors on February 22, 1994, subject to the approval of the Company's shareholders, which was received on May 10, 1994.

   Under the Director Incentive Plan, any individual who serves as a member of the Company's Board of Directors can be granted (either alone or in tandem) stock options, stock appreciation rights, restricted shares, performance shares or performance units. A total number of 75,000 shares are reserved for issuance under the Director Incentive Plan.

   The Director Incentive Plan is administered by the Compensation and Benefits Committee of the Board of Directors and must consist of not less than two members of the Board of Directors.

   Stock Options. The Director Incentive Plan provides for the automatic grant to each director who is not an employee of the Company of an option to acquire 1,000 shares of Wickes Common Stock on January 1 of each year. Accordingly, options for 1,000 shares with an exercise price of $4.13 and $3.06 were issued in January 1997, and January 1998, respectively, to each of the Company's non-employee directors. The Director Incentive Plan also provides for discretionary stock option grants on terms prescribed by the Compensation and Benefits Committee, provided that the exercise price of such options may be not less than the fair market value of Wickes Voting Common Stock on the date of grant.

   Election to Receive Shares in Lieu of Fees. Under the Director Incentive Plan, directors may make an annual irrevocable election to receive up to 100% of their annual retainer and committee fees, which are payable quarterly, in the form of stock. Such election must be made in writing prior to July 1 in the year prior to the year for which the election is made, and shares will be issued on January 1, April 1, July 1 and October 1 of each year. Shares so received may not be sold, assigned, transferred, pledged or otherwise encumbered while the director is serving on the Board and until the later of
(i) three months from the last date that the Director Participant served as a director of the Company and (ii) six months from the date of purchase of such Shares.

  General

   The 1993 Long-Term Incentive Plan (the "Incentive Plan") was originally adopted by the Board of Directors on October 6, 1993, and approved by the Company's shareholders on October 14, 1993. The Incentive Plan was amended and restated by the Compensation and Benefits Committee on November 30, 1994, effective upon approval of the Company's shareholders at the 1995 Annual Meeting. The Incentive Plan was further amended by the Compensation and Benefits Committee on December 11, 1996, effective upon approval of the Company's shareholders at the 1997 Annual Meeting and on February 16, 1998, effective upon approval of the Company's shareholders at the 1998 Meeting.

  Operation of the Plan

   The Incentive Plan consists of two separate sub-plans, the "Wickes Inc. Non-Director Employee Incentive Sub-Plan" (the "Non-Director Sub-Plan") and the "Wickes Inc. Employee-Director Incentive Sub-Plan" (the "Employee-Director Sub-Plan"), each of which is administered by the Compensation and Benefits Committee, which must continue to consist of not less than two members of the Board of Directors. The current members of the Compensation and Benefits Committee are Mr. Ernest, Mr. Carneal and Ms. Slacik. The members of the Compensation and Benefits Committee are not eligible to receive Awards under the Incentive Plan. The Compensation and Benefits Committee has authority to administer the plan and to determine participants, awards and terms and conditions of awards, including, in its sole discretion, the establishment of annual financial and performance goals of the Company which will be considered in determining awards. A maximum of 50,000 shares of Wickes Common Stock may be the subject of award grants to any participant in any calendar year.

   Awards under the Non-Director Sub-Plan may be granted only to any employee of the Company or any Related Entity whom the Compensation and Benefits Committee identifies as having a direct and significant effect on the performance of the Company or such Related Entity. Members of the Board of Directors of the Company are ineligible to receive Awards under the Non-Director Sub-Plan.

   Awards under the Employee-Director Sub-Plan may be granted only to any employee of the Company or any Related Entity who serves as a member of the Board of Directors of the Company. A total of 835,000 shares are reserved for issuance under the Incentive Plan. Approximately 3,800 employees of the Company are currently eligible to participate.

   Stock Options. Under the Incentive Plan, key employees are eligible to receive "incentive stock options" ("incentive options") qualifying under
Section 422 of the Internal Revenue Code or "non-qualified options" which do not qualify under Section 422 of the Code ("non-incentive options") to purchase shares of Wickes Common Stock. Options are exercisable at such time and on such terms as the Compensation and Benefits Committee determines, except that the exercise price of any option granted may not be less than the fair market value (110% of fair market value in the case of incentive stock options granted to holders of more than 10 percent of Wickes Voting Common Stock) per share of Wickes Common Stock on the date of grant. No incentive options may be granted after ten years from the date of adoption of the plan. Subject to certain additional limitations, no option by its terms is exercisable after the expiration of 10 years (5 years in the case of incentive stock options granted to holders of more than 10 percent of Wickes Voting Common Stock) from the date of grant, or such other period (in the case of non-qualified options) or such shorter period (in the case of incentive options) as the Compensation and Benefits Committee in its sole discretion may determine. Unless the Compensation and Benefits Committee determines otherwise, stock options are exercisable only if the holder is an officer or employee of the Company at the time of exercise (subject to certain grace periods). Stock options are not transferable, except by will and by the laws of descent and distribution. Options become exercisable as determined by the Compensation and Benefits Committee.

   Subject to certain limitations in the case of incentive options, an optionee under the Incentive Plan must pay the full option price upon exercise of an option (i) in cash, (ii) with the consent of the Compensation and Benefits Committee, by delivering shares of Wickes Common Stock already owned by such optionee (including shares to be received upon exercise of the option) and having a fair market value at least equal to the exercise price or (iii) in any combination of the foregoing. The Compensation and Benefits Committee may require the optionee to satisfy the Company's federal tax withholding obligations with respect to the exercise of options by (a) additional withholding from the optionee's salary, (b) requiring the optionee to pay in cash, (c) reducing the number of shares of Wickes Common Stock to be issued or
(d) other method selected by the Compensation and Benefits Committee.

   Option Grants. For information concerning stock option grants under the Incentive Plan in and early 1999, see "Report of the Compensation and Benefit Committee--Long-Term Incentives."

401(k) Plan

   The Company has in effect a savings and retirement plan (the "401(k) Plan"). All employees who are at least 21 years of age and have met certain service requirements are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify under Section 401(a) of the Internal Revenue Code, and has a cash or deferred arrangement intended to qualify under
Section 401(k) of the Code. Under the 401(k) Plan's cash or deferred arrangement, each eligible employee may elect to make before tax contributions of from 2% to 8% of his or her gross pay or after-tax contributions of from 1% to 15% of gross pay, subject to an aggregate limit of 15% of gross pay and certain statutory limitations. The Company currently matches 50% of the first 5% of an employee's contribution. Certain long-time employees are entitled to receive an additional 1% or 3% of gross pay. Each participant invests his individual account in selected investment alternatives as directed by the trustee of the 401(k) Plan, including a fund that invests primarily in shares of Wickes Common Stock. The Company may in its discretion make a profit sharing contribution to the 401(k) Plan, which may be made in cash or in shares of Wickes Common Stock. Shares of Wickes Common Stock so contributed by the Company do not become subject to the investment control of the participants until the calendar year following the date of contribution.

Special Severance and Stay Incentive Bonus Plan

   On November 25, 1997, the Compensation and Benefits Committee adopted the Special Severance and Stay Incentive Bonus Plan (the "Stay Plan"). The Stay Plan was implemented in order to provide the Company with the ability to retain selected key employees during the Company's consideration and implementation of strategic and operational alternatives.

   The Stay Plan consists of two types of awards: special severance awards and stay incentive bonuses. Special severance bonuses are payable to participants whose employment is terminated by the Company during a defined period other than for cause or disability. Special severance bonuses consist of a lump sum in cash equal to the participants' bonus percentages multiplied by their deemed base compensation. Stay incentive bonuses are payable to participants who have remained a Company employee through any Group Transfer (as defined) or Change of Control (as defined). Stay incentive bonuses consist of a lump sum in cash equal to the participants' bonus percentages multiplied by their deemed base compensation. Participants may elect, in lieu of any special severance bonus or stay incentive bonus, to receive any severance benefits for which they are then otherwise eligible under any Company severance plan (other than the Stay Plan).

   At March 31, 1999, nine of the Company's current key employees have been selected by the Committee to participate in the Stay Plan. The bonus percentage of Mr. Krawczyk under the Stay Plan is 200%, and that of Messrs. Frank, Finkenstaedt and Curtin is 100%. In 1998, the Company paid an aggregate of $1,100,000 of special severance bonuses in connection with the termination of employment of three key employees.

                       BOARD OF DIRECTORS' COMPENSATION

   During 1998, directors received $27,000 per year for their services as directors. In addition, the chairs of the Audit, Compensation and Benefits and Related Party Committees received $3,600 per year, and the other members of these committees received $2,700 each. Also, the chair of the Related Party Committee received $20,000, and the other members of this committee received $7,000 each, in recognition of the time commitment required of them during 1998.

   Outside directors also participate in the 1993 Director Incentive Plan. For information concerning this plan, including stock options granted during 1998 to directors other than Mr. Wilson, see "Executive Compensation--Employee Plans--Director Incentive Plan."

               REPORT OF THE COMPENSATION AND BENEFITS COMMITTEE

Executive Compensation Philosophy

   The Company's compensation philosophy is to adopt compensation programs sufficient to attract and assist in retaining qualified executives. These programs consist of base salary and short-term and long-term incentives intended to provide competitive compensation for achieving good results and highly competitive compensation for achieving aggressive objectives. These programs are also intended to motivate management to increase shareholder value and to emphasize stock ownership to align the interests of management with those of shareholders.

Base Salary

   The base salary component of an executive's compensation has historically been established, based upon performance, experience and other factors, within the middle of a salary range intended to approximate the ranges of base pay for positions of comparable responsibility in a self-selected group of companies in the building materials distribution industry about which appropriate compensation information is available to the Company (the "Industry Group"). In order to obtain a broader and more representative group for comparison purposes, the Industry Group is more extensive than the companies whose securities are included in the Peer Group Index described in "Comparison of Cumulative Total Return" below. Mr. Wilson's base salary was established in conformity with principles applicable to the Company's other executives.

   As part of the Company's efforts to control costs, effective in 1996, the Company instituted a salary reduction and freeze for senior management, with limited exceptions, and the base salary of Mr. Wilson (along with those of certain other executive officers) was reduced five percent and frozen. This freeze remained in place until January 1, 1999.

Short-term Incentives

   Short-term incentives are provided by a cash bonus opportunity established as a target percentage of an executive's base salary and based upon meeting established objectives. For 1998, Mr. Wilson's incentive bonus was solely dependent upon the Company's achieving specific performance objectives for income from operations and net asset turnover. The Company did not meet the income objective, and accordingly no 1998 incentive bonus was paid to Mr. Wilson. 70% to 100% of the incentive bonuses of the Company's other executive officers was initially to be based upon the same Company performance objectives with the balance dependent upon individual objectives if the Company's threshold objectives were achieved. Despite the fact that these specific threshold objectives were not met, the Compensation and Benefits Committee approved 1998 discretionary bonuses to executive officers and other employees in recognition of the Company's operating performance in 1998.

Long-Term Incentives

   Awards under the Company's 1993 Long-Term Incentive Plan (the "Incentive Plan") are designed to provide additional incentives to achieve long-term corporate objectives, to promote the identity of the long-term interests of the Company's executives and shareholders and to assist in the retention of executives.

   During 1998, the Compensation and Benefits Committee granted options for an aggregate of 228,750 shares of Wickes Common Stock to executive officers and to employees of the Company, including an option for 60,000 shares to Wilson, an option for 55,000 shares for Mr. Krawczyk, and an option for 12,500 shares to Mr. Frank and an option for 12,500 to Mr. Finkenstaedt. In addition, during 1998, the Compensation and Benefits Committee granted options to purchase an additional 37,500 shares of Wickes Common Stock to key employees other than executive officers. The allocation of these stock options was based generally upon level of responsibility and, to a lesser extent, subjective factors.

   In addition, in February 1999, the Committee awarded options for an aggregate of 116,475 shares of Wickes Common Stock to executive officers and other selected key employees, including options for 15,000 shares to Mr. Wilson, 15,000 shares to Mr. Krawczyk, 7,500 shares to Mr. Finkenstaedt, 2,500 shares to Mr. Frank and 4,100 shares to Mr. Hopwood. These options have an exercise price of $4.875.

   Awards to executive officers are designed to provide long-term incentives comparable to those provided to the senior management of the Industry Group. The Compensation and Benefits Committee is committed to making awards that are deductible to the Company for federal income tax purposes and believes that the awards granted under the Incentive Plan will qualify for the performance-based exemption from the $1 million compensation limit under section 162(m) on the Internal Revenue Code.

                                          Albert Ernest, Jr.
                                          Harry T. Carneal
                                          Claudia B. Slacik

                     COMPARISON OF CUMULATIVE TOTAL RETURN

   The graph below compares the performance of Wickes Common Stock with the Nasdaq Stock Market (U.S.) Index (the "Nasdaq Stock Market--U.S.") and with a Peer Group Index (as described below) by showing the cumulative total return, through December 31, 1998, an investor would have received on each from investing $100 in each on January 1, 1994) and reinvesting all dividends received. The Peer Group Index includes the common stock of the following companies included on a list compiled by Nasdaq of companies whose common stock is traded on Nasdaq and whose primary Standard Industrial Classification is Lumber and Other Building Materials: BMC West Corporation, National Home Centers, Inc., the Company and Wolohan Lumber Co. This Peer Group Index has been weighted for market capitalization.


                                     Peer
    Date              WIKS           Group        NASDAQ
-------------       ---------      ---------    ----------
 31-Dec-1993         100.0000       100.0000     100.0000
 30-Dec-1994          57.3427        61.6407      96.8023
 29-Dec-1995          27.9720        50.1733     135.4441
 31-Dec-1996          23.0769        46.1588     166.1985
 31-Dec-1997          18.1818        40.9213     202.1563
 31-Dec-1998          23.7762        45.8861     282.2722


Item 12. Security Ownership of Certain Beneficial Owners and Management.

        PRINCIPAL SECURITY HOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT

   The following table contains information as of February 28, 1999, concerning beneficial ownership of Wickes Common Stock by persons known by the Company to own beneficially more than five percent of Wickes Common Stock and by (i) the Company's directors, (ii) the executive officers of the Company named in the Summary Compensation Table on page 9 hereof and (iii) all executive officers and directors of the Company as a group.

   The following table also contains information as of February 28, 1999, concerning beneficial ownership by such persons of common stock, par value $.10 per share ("Riverside Common Stock"), of Riverside Group, Inc. ("Riverside"). Riverside may be deemed the parent of the Company.

                         Amount and Nature of         Amount and Nature of
                         Beneficial Ownership         Beneficial Ownership
Name and Address              of Wickes         % of      of Riverside     % of
of Beneficial Owner        Common Stock (1)     Class   Common Stock (1)   Class
-------------------      --------------------   ----- -------------------- -----
5% Stockholders:
Riverside Group, Inc...       3,000,153(2)      36.5             --         --
 7800 Belfort Parkway
 Jacksonville, Florida
 32256

J. Steven Wilson.......       3,032,513(2)(3)   36.8       2,667,422(4)    50.5
 7800 Belfort Parkway
 Jacksonville, Florida
 32256

Imagine Investments,
 Inc...................       1,082,000(5)      13.2       1,305,173(6)    24.7
 8150 North Central
 Expressway,
 Suite 1901
 Dallas, Texas 75206

Harry T. Carneal.......       1,082,000(7)      13.2       1,305,173(7)    24.7
 8150 North Central
 Expressway
 Suite 1901
 Dallas, Texas 75206

Robert T. Shaw.........       1,457,000(8)      17.7       1,305,173(8)    24.7
 4211 Norbourne Blvd.
 Louisville, Kentucky
 40207

Wellington Management
 Company, LLP..........         755,000          9.2             --         --
 75 State Street
 Boston, Massachusetts
 02109

Dimensional Fund
 Advisors, Inc.........         469,900          5.7             --         --
 1299 Ocean Avenue
 Santa Monica,
 California 90401

Other Directors and
 Named Executive
 Officers:
Albert Ernest, Jr......          39,328(9)         *             --         --
William H. Luers.......          15,284(10)        *             --         --
Robert E. Mulcahy III..           6,848(9)         *             --         --
Frederick H. Schultz...         140,277(9)(11)   1.7         317,606(12)    6.0
Claudia B. Slacik......          22,077(9)         *             --         --
David T. Krawczyk......          11,127            *             --         --
Gene L. Curtin.........          16,863(13)        *             --         --
George C. Finkenstaedt.          16,667(14)        *             --         --
Jimmie J. Frank........             --             *             --         --
All directors and
 executive officers as
 a group
 (13 persons)..........       4,759,287(15)     58.7       3,428,360       64.5

--------
    *Less than 1.0%
 (1) Unless otherwise noted, the owner has sole voting and dispositive power.
 (2) Approximately 2,065,000 of the shares of Wickes Common Stock owned by Riverside are directly or indirectly pledged to secure indebtedness of Riverside. Mr. Wilson is the Chairman, President and Chief Executive Officer and controlling shareholder of Riverside and shares voting and dispositive power over the shares of Wickes Common Stock beneficially owned by Riverside. Essentially all of the voting securities of Riverside beneficially owned by Mr. Wilson are pledged to secure indebtedness of Mr. Wilson and his affiliates. A default under any of this indebtedness could result in a change of control of the Company.
 (3) Includes 32,000 shares presently acquirable pursuant to employee stock options.
 (4) Includes 2,543,553 shares held by a corporation controlled by Mr. Wilson and 47,738 shares held in Mr. Wilson's account in Riverside's employee stock ownership plan. Essentially all of the voting securities of Riverside beneficially owned by Mr. Wilson are pledged to secure indebtedness of Mr. Wilson and his affiliates. A default under this indebtedness could result in a change of control of the Company.
 (5) Imagine Investments, Inc. ("Imagine") is a wholly-owned subsidiary of Stone Investments, Inc., which is a wholly-owned subsidiary of Stone Capital, Inc., which is a wholly-owned subsidiary of Stone Holdings, Inc., which is wholly-owned by the James M. Fail Living Trust, which is exclusively controlled by James M. Fail.
 (6) Includes 785,173 shares presently acquirable pursuant to an option from Mr. Wilson and a corporation controlled by Mr. Wilson.
 (7) Includes beneficial ownership by Imagine, of which Mr. Carneal is a director and executive officer. Mr. Carneal is also an executive officer and director of Imagine's parent corporations.
 (8) Includes beneficial ownership by Imagine, of which Mr. Shaw is President.
 (9) Includes 6,223 shares presently acquirable pursuant to director stock options.
(10) Includes 4,223 shares presently acquirable pursuant to director stock options.
(11) Includes 5,510 shares owned for the benefit of Mr. Schultz's grandchild.
(12) Includes 61,378 shares held in various retirement accounts for Mr. Schultz's benefit and 42,500 shares held by Mr. Schultz's spouse.
(13) Includes 1,445 shares held in a retirement account for Mr. Curtin's benefit, 12,000 shares presently acquirable pursuant to employee stock options, and 3,218 shares allocated to Mr. Curtin's account in the Company's 401(k) plan.
(14) Includes 12,500 shares presently acquirable pursuant to employee stock options and 3,400 shares allocated to Mr. Finkenstaedt's account in the Company's 401(k) plan.
(15) Includes 85,615 shares acquirable pursuant to presently exercisable options.

Item 13. Certain Relationships and Related Transactions.

   In 1998, the Company paid approximately $438,000 to an affiliate of the Company's chairman for use of a corporate aircraft and $292,000 to Riverside for costs related to services provided to the Company during 1998 by certain employees of Riverside.

   In June 1996, the Company entered into a mortgage lending agreement with Riverside. Pursuant to this agreement, in exchange for providing home construction loans to the Company's customers the Company reimbursed Riverside for certain start-up expenses totalling $115,000 in 1998. In late 1997, this affiliate's involvement in the program ceased.

   In February 1998, the Company sold its internet and utilities marketing operations to Riverside as a result of the determination made by the Company to discontinue or sell non-core operations. In consideration, the Company received Riverside's $870,000 three-year unsecured promissory note and Riverside's agreement to pay ten percent of the future net income of these operations, subject to a maximum of $429,249 plus interest. The terms of the transaction were approved by a committee of the disinterested members of the Company's Board of Directors. At December 26, 1998, the principal balance of the promissory note was $805,000 and Riverside was delinquent with respect to required payments of $170,000 of principal and interest. The Company has deferred until June 30, 1999 the due date of further payments on the note.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Wickes Inc.

                                                /s/ J. Steven Wilson
                                          -------------------------------------
                                                    J. Steven Wilson
                                          Chairman and Chief Executive Officer

Dated: April 28, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                           Title                    Date
             ---------                           -----                    ----

      /s/ J. Steven Wilson           Chairman and Chief Executive    April 28, 1999
____________________________________  Officer; Director
          J. Steven Wilson            (Principal Executive
                                      Officer)

      /s/ Harry T. Carneal           Director                        April 28, 1999
____________________________________
          Harry T. Carneal

     /s/ Albert Ernest, Jr.          Director                        April 28, 1999
____________________________________
         Albert Ernest, Jr.

                                     Director                        April 28, 1999
____________________________________
          William H. Luers

   /s/ Robert E. Mulcahy III         Director                        April 28, 1999
____________________________________
       Robert E. Mulcahy III

    /s/ Frederick H. Schultz         Director                        April 28, 1999
____________________________________
        Frederick H. Schultz

                                     Director                        April 28, 1999
____________________________________
           Robert T. Shaw

     /s/ Claudia B. Slacik           Director                        April 28, 1999
____________________________________
         Claudia B. Slacik

      /s/ John M. Lawrence           Controller (Principal           April 28, 1999
____________________________________  Accounting Officer)
          John M. Lawrence