Form 10-Q
period 1999-03-27
WICKES INC
filed 1999-05-10
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                                                  Commission File
For the Quarterly Period Ended March 27, 1999     Number  0-22468
                               --------------             -------

                         WICKES INC.
                         -----------
     (Exact name of registrant as specified in its charter)


               Delaware                           36-3554758
               --------                           ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois         60061
------------------------------------------------        -------
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

                                   Yes   X        No
                                        ---
As of April 30, 1999, the Registrant had 8,214,776 shares of Common Stock, par value $.01 per share outstanding.

                       WICKES INC. AND SUBSIDIARIES

                                   INDEX

                                                            Page
                                                           Number
                                                           ------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets
       March 27, 1999 and December 26, 1998 (unaudited)       3

      Condensed Consolidated Statements of Operations
       For the three months ended March 27, 1999 and
       March 28, 1998 (Unaudited)                             4

      Condensed Consolidated Statements of Cash Flows
       For the three months ended March 27, 1999 and
       March 28, 1998 (Unaudited)                             5

      Notes to Condensed Consolidated
       Financial Statements (Unaudited)                       6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations              11


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                 21

   Item 5. Other Information                                 21

   Item 6. Exhibits and Reports on Form 8-K                  21


                       WICKES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                     (in thousands except share data)

                                                         March 27,    December 26,
                                                           1999            1998
                                                        ----------     ----------
               ASSETS
Current assets:
 Cash                                                    $     65       $     65
 Accounts receivable, less allowance for doubtful
     accounts of $4,524 in 1999 and $4,393 in 1998         86,769         92,926
 Notes receivable                                             863          1,095
 Inventory                                                127,597        103,716
 Deferred tax asset                                        10,582          8,857
 Prepaid expenses                                           3,298          3,652
                                                          -------        -------
  Total current assets                                    229,174        210,311
                                                          -------        -------

 Property, plant and equipment, net                        46,679         45,830
 Trademark (net of accumulated amortization of
  $10,552 in 1999 and $10,496 in 1998)                      6,468          6,523
 Deferred tax asset                                        17,205         17,205
 Rental equipment (net of accumulated depreciation
  of $684 in 1999 and $572 in 1998)                         1,866          1,883
 Other assets (net of accumulated amortization of
  $9,905 in 1999 and $9,502 in 1998)                       12,808         10,998
                                                          -------        -------
    Total assets                                         $314,200       $292,750
                                                          =======        =======

   LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                    $     10       $     16
 Accounts payable                                          63,429         54,017
 Accrued liabilities                                       18,620         20,142
                                                          -------        -------
 Total current liabilities                                 82,059         74,175
                                                          -------        -------

Long-term debt, less current maturities                   208,751        191,961
Other long-term liabilities                                 2,988          2,952
Commitments and contingencies (Note 4)

Stockholders' equity:
 Preferred stock (no shares issued)
 Common stock (8,210,947 shares issued and
  outstanding in 1999 and 8,207,268 shares
  issued and outstanding in 1998)                              82             82
 Additional paid-in capital                                86,803         86,787
 Accumulated deficit                                      (66,483)       (63,207)
                                                          -------        -------
    Total stockholders' equity                             20,402         23,662
                                                          -------        -------
Total liabilities & stockholders' equity                 $314,200       $292,750
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

                       WICKES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
              (in thousands except share and per share data)

                                                           Three Months Ended
                                                           ------------------
                                                         March 27,     March 28,
                                                           1999          1998
                                                        ---------     ---------
Net sales                                              $ 191,110     $ 168,746
Cost of sales                                            145,203       127,763
                                                         -------       -------
  Gross profit                                            45,907        40,983
                                                         -------       -------

Selling, general and administrative expenses              44,643        40,595
Depreciation, goodwill and trademark amortization          1,432         1,266
Provision for doubtful accounts                              448         1,333
Restructuring and unusual items                                -         5,431
Other operating income                                      (889)       (2,386)
                                                         -------       -------
                                                          45,634        46,239
                                                         -------       -------

  Income (loss) from operations                              273        (5,256)

Interest expense                                           5,302         5,422
                                                         -------       -------
  Loss before income tax benefit                          (5,029)      (10,678)

Provision for income tax benefit                          (1,753)       (3,879)
                                                         -------       -------

  Net loss                                             $  (3,276)    $  (6,799)
                                                         =======       =======

Basic and diluted loss per common share                $   (0.40)    $   (0.83)
                                                         =======       =======

Weighted average common shares - for basic & diluted   8,210,179     8,181,850
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

                       WICKES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (in thousands)

                                                           Three Months Ended
                                                           ------------------
                                                         March 27,     March 28,
                                                           1999          1998
                                                        ----------    ----------
Cash flows from operating activities:
   Net loss                                            $  (3,276)    $  (6,799)
 Adjustments to reconcile net loss to
        net cash used in operating activities:
 Depreciation expense                                      1,315         1,149
 Amortization of trademark                                    56            56
 Amortization of goodwill                                     61            61
 Amortization of deferred financing costs                    342           538
 Provision for doubtful accounts                             448         1,333
 Gain on sale of assets                                      (29)       (1,399)
 Deferred tax benefit                                     (1,725)       (4,166)
 Changes in assets and liabilities:
  Decrease in accounts receivable                          5,709         5,630
  Decrease in notes receivable                               232         2,138
  Increase in inventory                                  (23,881)      (11,959)
  Increase in accounts payable, accrued liabilities
     and other long term liabilities                       7,926         8,099
  Increase in other assets                                (1,954)         (491)
                                                         -------       -------

NET CASH USED IN OPERATING ACTIVITIES                    (14,776)       (5,810)
                                                         -------       -------
Cash flows from investing activities:
 Purchases of property, plant and equipment               (2,102)         (799)
 Proceeds from sales of property, plant and equipment         78         2,724
                                                         -------       -------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       (2,024)        1,925
                                                         -------       -------
Cash flows from financing activities:
 Net borrowings under revolving line of credit            16,790         3,877
 Reductions of note payable                                   (6)          (15)
 Net proceeds from issuance of common stock                   16            16
                                                         -------       -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 16,800         3,878
                                                         -------       -------

NET DECREASE IN CASH                                           -            (7)
Cash at beginning of period                                   65            79
                                                         -------       -------

CASH AT END OF PERIOD                                  $      65     $      72
                                                         =======       =======
Supplemental schedule of cash flow information:
 Interest paid                                         $   1,794     $   2,159
 Income taxes paid                                     $     217     $      82


 The accompanying notes are an integral part of the condensed consolidated financial statements.

                        WICKES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------
  Basis of Financial Statement Presentation
  -----------------------------------------
    The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Inc. and its consolidated subsidiaries (the "Company"). The Company has determined that it operates in one business segment, that being the supply and distribution of lumber and building materials to building professionals and do-it-yourself customers, primarily in the Midwest, Northeast, and South. All information required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is included in the Company's financial statements.

    The condensed consolidated balance sheet as of March 27, 1999, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three-month periods ended March 27, 1999 and March 28, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 27, 1999 and for all periods presented have been made. The results for the three-month period ended March 27, 1999 are not necessarily indicative of the results to be expected for the full year or for any interim period.

    The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1998, filed with the Securities and Exchange Commission.

  Share Data
  ----------
    The Company issued 3,679 shares of Common Stock to members of its board of directors as compensation during the three-months ended March 27, 1999.


2.  LONG-TERM DEBT
-------------------
    Long-term debt is comprised of the following at March 27, 1999 (in thousands):

         Revolving line of credit              $  108,751
         Senior subordinated notes                100,000
         Other                                         10
         Less current maturities                      (10)
                                                  -------
         Total long-term debt                  $  208,751
                                                  =======


                       WICKES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing at March 27, 1999 was $33.9 million.

    On February 17, 1999 the Company entered into a new revolving credit agreement with a group of financial institutions. The new revolving line of credit provides for up to $160 million of revolving credit loans and credits.


3.  INCOME TAXES
-----------------
    The provision for income taxes for the three-month period ended March 27, 1999 was a benefit of $1.8 million compared to a benefit of $3.9 million for the three-month period ended March 28, 1998. An effective federal and state income tax rate of 40.5% was used to calculate income taxes for the first three months of 1999, compared with an effective rate of 39.0% for the first three months of 1998. In addition to the effective income tax rate, state franchise taxes were calculated separately and are included in the provision reported.


4.  COMMITMENTS AND CONTINGENCIES
---------------------------------
    At March 27, 1999, the Company had accrued approximately $152,000 (included in accrued liabilities at March 27, 1999) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

    Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions
with   respect   thereto.   In  addition,  it  is  possible  that   similar
contamination  may exist on properties no longer owned or operated  by  the
Company   the  remediation  of  which  the  Company  could  under   certain
circumstances be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past four years. The Company has currently reserved $60,000 for estimated clean-up costs at 15 of its locations.

                       WICKES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The Company has been identified as having used two landfills which are now Superfund clean-up sites, for which it has been requested to reimburse a portion of the clean-up costs. Based on the amounts claimed and the Company's prior experience, the Company has established a reserve of $45,000 for these matters.

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

    The Company is one of many defendants in approximately 100 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 16 similar actions for insignificant amounts, and another 186 of these actions have been dismissed. As of April 30, 1999 none of these suits have made it to trial.

    Losses in excess of the $152,000 reserved as of March 27, 1999 are possible but an estimate of these amounts cannot be made.

    On  November  3, 1995, a complaint styled Morris Wolfson v.  J.  Steven
                                              -----------------------------
Wilson, Kenneth M. Kirschner, Albert Ernest, Jr., Claudia B. Slacik, Jon F.
---------------------------------------------------------------------------
Hanson, Robert E. Mulcahy, Frederick H. Schultz, Wickes Lumber Company  and
---------------------------------------------------------------------------
Riverside  Group, Inc. was filed in the Court of Chancery of the  State  of
----------------------
Delaware in and for New Castle County (C.A. No. 14678). As amended, this complaint alleged, among other things, that the sale by the Company in 1996 of 2 million newly-issued shares of the Company's Common Stock to Riverside Group, Inc., the Company's largest stockholder, was unfair and constituted a waste of assets and that the Company's directors in connection with the transaction breached their fiduciary duties. In March 1999, by stipulation among the parties, this complaint was dismissed without prejudice.

    The Company is involved in various other legal proceedings which are incidental to the conduct of its business. The Company does not believe that any of these proceedings will have a material adverse effect on the Company.

    The Company's assessment of the matters described in this note and other forward-looking statements in this Form 10-Q are made pursuant to the safe

                       WICKES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
---------------------------------------------
    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes adoption of the statement will not have a material effect on its financial statements.


6.  EARNINGS PER SHARE
----------------------
    The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                            Three Months Ended
                                            ------------------
                                           March 27,    March 28,
                                             1999         1998
                                          ----------   ----------
Numerators:
  Net loss - for basic and
     diluted EPS                         $(3,276,000) $(6,799,000)
                                          ----------   ----------
Denominators:
  Weighted average common
     shares - for basic EPS                8,210,179    8,181,850
     Common share from warrants                    -        5,375
     Common shares from options               65,933            -
                                          ----------   ----------
  Weighted average common
     shares - for diluted EPS              8,276,112    8,187,225


                       WICKES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In periods where net losses are incurred, diluted weighted average common shares are not used in the calculation of diluted EPS as it would have an anti-dilutive effect on EPS. In addition, options to purchase 379,732 and 668,283 weighted average shares of common stock during the first quarter of 1999 and 1998, respectively, were not included in the diluted EPS as the options' exercise prices were greater than the average market price.


7.  RESTRUCTURING
-----------------
    During the first quarter of 1998 the Company implemented a restructuring plan which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded
a  restructuring  charge of $5.4 million in the first  quarter.   The  $5.4
million charge included $3.7 million in estimated losses on the disposition of closed facility assets and liabilities, $2.0 million in severance and postemployment benefits related to the 1998 plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals.


8.  SUBSEQUENT EVENTS
----------------------
    On March 29, 1999, the Company announced the acquisition of Porter Building Products, a building components manufacturer based in Delaware with 1998 reported sales of $10.8 million. Porter Building Products produces roof trusses, floor trusses, and wall panels and has served the builders in the Delaware, eastern Pennsylvania, southern New Jersey and northern Maryland markets for more than 20 years.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ---------------------------------------------------------------
                           RESULTS OF OPERATIONS
                           ---------------------
    The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 26, 1998.

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

<cation>
                                  Three Months Ended
                                  ------------------
                                March 27,     March 28,
                                  1999          1998
Net sales                        100.0%        100.0%
Gross profit                      24.0%         24.3%
Selling, general and
  Administrative expense          23.4%         24.1%
Depreciation, goodwill and
  Trademark amortization           0.8%          0.7%
Provision for doubtful             0.2%          0.8%
accounts
Restructuring and unusual items      -           3.2%
Other operating income            (0.5)%        (1.4)%
Income from operations             0.1%         (3.1)%


Net Earnings
------------
   The Company's first quarter has historically been adversely affected by seasonal decreases in building construction activity in the Northeast and Midwest resulting from winter weather conditions. Weather conditions during the first quarter of 1999 were relatively close to seasonal averages, whereas in the first quarter of 1998 the Company's largest region, the Midwest, experienced a very mild winter. The first quarter of 1999 had favorable economic conditions for the building materials supply industry, single family housing starts were up 14.2% over the first quarter of 1998.

    Net loss for the three months ended March 27, 1999 was $3,276,000 compared with a loss of $6,799,000 for the three months ended March 28, 1998. The reduction in the net loss is primarily the result of there being no charge for restructuring and unusual items during the first quarter of 1999, increased sales and gross profit, and reductions in provision for doubtful accounts and interest expense. The positive impact of these changes were partially offset by increases in selling, general and administrative ("SG&A") expense and depreciation and a reduction in other operating income.


                Three Months Ended March 27, 1999 Compared
                ------------------------------------------
                with the Three Months Ended March 28, 1998
                ------------------------------------------

Net Sales
---------
    Net sales for the first quarter of 1999 increased 13.3% to $191.1 million from $168.7 million for the first quarter of 1998. Same store sales increased 15.1% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, also increased 16.5% when compared with the first quarter of 1998. Consumer same store sales decreased by 3.1% for the quarter. As of March 27, 1999 the Company operated 101 sales and distribution facilities, the same number it operated at the end of the first quarter of 1998. Sales of approximately $4.0 million were recorded, in January of 1998, for the 10 sales and distribution facilities that were sold or closed during the first quarter of 1998. The Company estimates that deflation in lumber prices reduced total sales for the quarter by approximately $1.3 million, compared with the 1998 comparable period.


    The Company believes that the sales increase results primarily from its recent investments in its target major market and re-merchandised conventional market sales and distribution facilities, as well as favorable economic conditions. Same store sales increased 16% in the Company's nine target major markets, while same store sales increased 14.4% in the eleven conventional market building centers the Company remerchandised during 1997 and 1998. Single family housing starts were 14.2% higher, nationally, in the first quarter of 1999 than in the comparable period of 1998. In the Company's primary geographical market, the Midwest, single family housing starts were 10.7% higher.

Gross Profit
------------
    1999 first quarter gross profit increased to $45.9 million from $41.0 million for the first quarter of 1998, a 12.0% increase. Gross profit as a percentage of sales decreased to 24.0% for the first quarter of 1999 from 24.3% in 1998. The decrease in gross profit as a percentage of sales is
primarily   attributable  to  increased  percent  of  sales   to   building
professionals, rising lumber prices and the expansion of the the Company's installed sales programs, partially offset by increased margins on internally
manufactured products.   Sales  to  building professionals  as  a  percentage
of sales increased to 91.6% in the first quarter of 1999 compared with 89.6% in 1998. Lumber and building materials accounted for 88.1% of sales in the first quarter of 1999, compared with 87.4% for the first quarter of 1998.


Selling, General and Administrative Expense
-------------------------------------------
    SG&A expense decreased to 23.4% of net sales in the first quarter of 1999 compared with 24.1% of net sales in the first quarter of 1998. Much of the decrease is attributable to operating leverage achieved through increased sales volume, expense reductions achieved as a result of the 1998 first quarter restructuring and reduced spending on major market expansion programs in 1999.

    Decreases as a percentage of sales in salaries, wages and benefits, employee relocation and equipment rental expense were partially offset by increases in professional fees, marketing and maintenance expense. Salaries, wages and employee benefits decreased as a percentage of sales by 0.6%. As of March 27, 1999, the Company had 3,907 full time and part time employees, an increase of 10.1% from March 28, 1998.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------
    Depreciation, goodwill and trademark amortization increased to $1.4 million for the first quarter of 1999 compared with $1.3 million for the same period in 1998. This increase is primarily due to depreciation on two component manufacturing facilities acquired since the first quarter of 1998 as well as capital additions as a result of the Company's major market program.


Provision for Doubtful Accounts
-------------------------------
    The provision for doubtful accounts decreased to $0.4 million for the first quarter of 1999 from $1.3 million in the first quarter of 1998. The primary reasons for the decrease are improved delinquency on 1999 outstanding accounts and increased expense in the first quarter of 1998 as a result of the delinquency of a major account.

Restructuring and Unusual Items
-------------------------------
    In February of 1998, the Company announced and completed a plan for additional restructuring activities, which included the closing or consolidation of eight building centers and two component manufacturing facilities in February, the sale of two additional building centers in March, and further reductions in headquarters staffing. The Company recorded a restructuring charge of $5.4 million, which included $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. No restructuring or unusual items were recorded in the first quarter of 1999.


Other Operating Income
----------------------
    Other operating income for the first quarter of 1999 was $0.9 million compared with $2.4 million for the first quarter of 1998. During the first quarter of 1999 the Company did not sell any excess real estate and recorded gains of only $29,000 on the sale of excess equipment. In the first quarter of 1998, the Company recorded gains of approximately $1.4 million on the sale of its two Iowa centers, two other closed building centers, and excess equipment. The Company also recorded less income as a result of service charges collected on delinquent accounts receivable as a result of improved delinquency in the first quarter of 1999.


Interest Expense
----------------
    In the first quarter of 1999 interest expense decreased to $5.3 million from $5.4 million during the first quarter of 1998, resulting primarily from a decrease in the effective borrowing rate on total long term debt of approximately 24 basis points, partially offset by an increase in average total long term debt of approximately $7.9 million. The decrease in the effective borrowing rate is primarily due to a reduction in interest rate on the Company's revolving line of credit as a result of decreases in the average prime and LIBOR rates as well as a 25 basis point reduction in the Company's borrowing spreads, effective with the Company's new revolving credit agreement in February of 1999. Approximately 87% of the Company's first quarter average borrowings on its revolving credit facility were LIBOR-based.

Provision for Income Tax Benefit
--------------------------------
   The Company recorded an income tax benefit of $1.8 million for the first quarter of 1999 compared with a benefit of $3.9 million in the first quarter of 1998. An effective federal and state income tax rate of 40.5% was used to calculate income taxes for the first quarter of 1999, compared with an effective rate of 39.0% for the first quarter of 1998. In addition to the effective income tax rate, state franchise taxes were calculated separately and are included in the provision reported for both years.

   The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995, 1997, and 1998 management believes that it is more likely than not that the Company will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of the Company's operational efforts, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage and competition.


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

    The estimated total cost of the project is expected to be $2.7 million. $500,000 of this cost is for the replacement of systems and equipment which was accelerated due to the Year 2000 problem, and which will be capitalized over the systems estimated useful life. Through March of 1999 the Company has expended a total of $1.3 million on Year 2000 remediation.

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

    During the first three months of 1999 net cash used in operating activities was $14.8 million, $9.0 million more than the $5.8 million used in the first quarter of 1998. The first three months of the year historically have generated negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its inventory levels during the first quarter to meet the anticipated increase in sales.

    The Company's accounts receivable balance at the end of the first quarter of 1999 increased $11.9 million when compared to the end of the first quarter of 1998, an increase of 16.0%. This increase is the result of increased credit sales in March of 1999, when compared with March 1998, of approximately $17.3 million partially offset by approximately $3.9 million in insurance and real estate escrow receivables at the end of the first quarter of 1998, that have since been collected.

    Inventory at the end of the first quarter of 1999 was $12.9 million, or 11.3%, higher than at the end of the first quarter of 1998. This increase is largely attributable to the additional inventory necessary to support the 13.3% increase in first quarter sales. Roofing, plywood, insulation, and doors and windows account for $7.9 million of the increase in inventory. Accounts payable at the end of the first quarter of 1999 increased approximately $14.4 million, or 29.4% from the first quarter of 1998. The increase is primarily attributable to the increase in total inventory.

   The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company may also from time to time make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. In the first three months of 1999 the Company spent $2.1 million on capital expenditures as compared to $0.8 million for the same period in 1998. The Company expects to spend approximately $7.0 million for all of 1999. Under the Company's new bank revolving credit agreement, capital expenditures during 1999 are limited to $8.5 million. In addition to capital expenditures, this revolving credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

    In January of 1999, the Company acquired the assets of a wall panel manufacturer located in Cookeville, Tennessee and at the end of March the Company acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels, located in Bear, Delaware. At May 1, 1999 the
Company operated 101 sales and distribution centers and 14 component manufacturing facilities compared with 101 sales and distribution facilities and 10 component manufacturing facilities at May 1, 1998. The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by the Company, through May 1, 1999:

                                  Sales and       Component
                                 Distribution   Manufacturing
                                  Facilities      Facilities
                                  ----------      ----------
As of December 26, 1998              101              12

   Expansion                           -               -
   Acquisition                         -               2
   Closings                            -               -
   Consolidation                       -               -
                                    ----            ----
As of May 1, 1999                    101              14
                                    ====            ====

    The Company maintained excess availability under its revolving line of credit throughout the first three months of 1999. At the end of the first quarter total borrowings under the revolving line of credit were $11.8 million higher than at the end of the first quarter of 1998. Under the current terms of the Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At March 27, 1999, $108.8 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $33.9 million. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Tax Benefit".

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

    In conjunction with the new revolving credit agreement, the Company terminated its interest rate swap agreement and entered into a new interest rate swap agreement. This new agreement effectively fixed the interest rate at 7.75%, reduced from 8.11% under the old agreement, for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. Unlike the prior agreement, this interest rate swap has no provisions for termination based on changes in the 30-day LIBOR borrowing rate.

                            PART II
                       OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------
      In March 1999, by stipulation among the parties, the action styled Morris Wolfson v. J. Steven Wilson, Kenneth M. Kirschner, Albert Ernest,
---------------------------------------------------------------------------
Jr.,  Claudia  B.  Slacik, Jon F. Hanson, Robert E. Mulcahy,  Frederick  H.
---------------------------------------------------------------------------
Schultz,  Wickes  Lumber Company and Riverside Group,  Inc.  was  dismissed
-----------------------------------------------------------
without prejudice.



Item 5.   Other Information
---------------------------
      On March 29, 1999, the Company announced the acquisition of Porter Building Products, a building components manufacturer based in Delaware with 1998 reported sales of $10.8 million. Porter Building Products produces roof trusses, floor trusses, and wall panels and has served the builders in the Delaware, eastern Pennsylvania, southern New Jersey and northern Maryland markets for more than 20 years.


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

                              WICKES INC.




                         By:  /s/ J. Steven Wilson
                              --------------------
                              J. Steven Wilson
                              Chairman and Chief Executive Officer
                              (Principal Executive and Financial Officer)



                         By:  /s/ John M. Lawrence
                              --------------------
                              John M. Lawrence
                              Controller and Principal Accounting
                              Officer


Date:  May 10, 1999