Form 10-Q
period 1999-06-26
WICKES INC
filed 1999-08-09
CIK 910620

WICKES INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                                                  Commission File
For the Quarterly Period Ended June 26, 1999      Number  0-22468
                               -------------              -------

                         WICKES INC.
                         -----------
     (Exact name of registrant as specified in its charter)


               Delaware                           36-3554758
               --------                           ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois         60061
------------------------------------------------         -----
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

                                   Yes   X        No
                                        ---           ---
As of July 31, 1999, the Registrant had 8,218,417 shares of Common Stock, par value $.01 per share outstanding.

                       WICKES INC. AND SUBSIDIARIES

                                   INDEX

                                                            Page
                                                           Number
                                                           ------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets
       June 26, 1999 and December 26, 1998 (unaudited)        3

      Condensed Consolidated Statements of Operations
       For the three months and six months ended
       June 26, 1999 and June 27, 1998 (Unaudited)            4

      Condensed Consolidated Statements of Cash Flows
       For the six months ended June 26, 1999 and
       June 27, 1998 (Unaudited)                              5

      Notes to Condensed Consolidated
       Financial Statements (Unaudited)                       6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations              12

   Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                      25


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                 26


                       WICKES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                     (in thousands except share data)

                                                      June 26,    December 26,
                                                        1999          1998
                                                      -------       --------
               ASSETS
Current assets:
 Cash                                               $      71      $      65
 Accounts receivable, less allowance for doubtful
     accounts of $4,128 in 1999 and $4,393 in 1998    125,461         92,926
 Notes receivable                                         835          1,095
 Inventory                                            133,637        103,716
 Deferred tax asset                                     8,857          8,857
 Prepaid expenses                                       3,784          3,652
                                                      -------        -------
  Total current assets                                272,645        210,311
                                                      -------        -------

 Property, plant and equipment, net                    48,591         45,830
 Trademark (net of accumulated amortization of
  $10,607 in 1999 and $10,496 in 1998)                  6,412          6,523
 Deferred tax asset                                    17,205         17,205
 Rental equipment (net of accumulated depreciation
  of $804 in 1999 and $572 in 1998)                     2,032          1,883
 Other assets (net of accumulated amortization of
  $10,414 in 1999 and $9,502 in 1998)                  15,334         10,998
                                                      -------        -------
    Total assets                                    $ 362,219      $ 292,750
                                                      =======        =======

   LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt               $       4      $      16
 Accounts payable                                      71,072         54,017
 Accrued liabilities                                   20,259         20,142
                                                      -------        -------
  Total current liabilities                            91,335         74,175
                                                      -------        -------

Long-term debt, less current maturities               243,856        191,961
Other long-term liabilities                             3,024          2,952
Commitments and contingencies (Note 4)

Stockholders' equity:
 Preferred stock (no shares issued)
 Common stock (8,214,776 shares issued and
  outstanding in 1999 and 8,207,268 shares
  issued and outstanding in 1998)                          82             82
 Additional paid-in capital                            86,818         86,787
 Accumulated deficit                                  (62,896)       (63,207)
                                                      -------        -------
    Total stockholders' equity                         24,004         23,662
                                                      -------        -------
Total liabilities & stockholders' equity            $ 362,219      $ 292,750
                                                      =======        =======

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                       WICKES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
              (in thousands except share and per share data)

                                                   Three Months Ended      Six Months Ended
                                                  --------------------   --------------------
                                                   June 26,   June 27,    June 26,    June 27,
                                                     1999       1998        1999        1998
                                                   -------    --------    --------    --------
Net sales                                        $ 288,750   $ 237,141   $ 479,860   $ 405,887
Cost of sales                                      222,425     181,052     367,628     308,815
                                                   -------     -------     -------     -------
  Gross profit                                      66,325      56,089     112,232      97,072
                                                   -------     -------     -------     -------

Selling, general and administrative expenses        54,780      45,824      99,423      86,419
Depreciation, goodwill and trademark amortization    1,616       1,284       3,048       2,550
Provision for doubtful accounts                        (42)       (124)        406       1,209
Restructuring and unusual items                          -           -           -       5,431
Other operating income                              (2,171)     (1,419)     (3,060)     (3,805)
                                                   -------     -------     -------     -------
                                                    54,183      45,565      99,817      91,804
                                                   -------     -------     -------     -------

  Income from operations                            12,142      10,524      12,415       5,268

Interest expense                                     5,958       5,489      11,260      10,911
                                                   -------     -------     -------     -------

Income (loss) before income taxes                    6,184       5,035       1,155      (5,643)

Provision (benefit) for income taxes                 2,597       2,249         844      (1,630)
                                                   -------     -------     -------     -------

  Net income (loss)                              $   3,587   $   2,786   $     311   $  (4,013)
                                                   =======     =======     =======     =======

Basic income (loss) per common share             $    0.44   $    0.34   $     .04   $   (0.49)
                                                   =======     =======     =======     =======
Diluted income (loss) per common share           $    0.43   $    0.33   $     .04   $   (0.49)
                                                   =======     =======     =======     =======
Weighted average common shares - for basic       8,214,397   8,192,806   8,212,288   8,187,328
                                                 =========   =========   =========   =========
Weighted average common shares - for diluted     8,266,817   8,333,938   8,263,784   8,240,533
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

                       WICKES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                              (in thousands)

                                                               Six Months Ended
                                                               ----------------
                                                            June 26,      June 27,
                                                              1999          1998
                                                            -------       -------
Cash flows from operating activities:
   Net income (loss)                                      $     311     $  (4,013)
 Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
 Depreciation expense                                         2,779         2,316
 Amortization of trademark                                      111           111
 Amortization of goodwill                                       158           123
 Amortization of deferred financing costs                       729           833
 Provision for doubtful accounts                                406         1,209
 Gain on sale of assets                                      (1,427)       (1,501)
 Deferred tax benefit                                             -        (2,201)
 Changes in assets and liabilities:
  Increase in accounts receivable                           (31,185)      (18,338)
  Decrease in notes receivable                                  260         2,231
  Increase in inventory                                     (29,371)      (14,317)
  Increase in accounts payable and accrued liabilities       17,103        13,474
  Increase in other assets                                   (2,898)       (1,000)
                                                            -------       -------
NET CASH USED IN OPERATING ACTIVITIES                       (43,024)      (21,073)
                                                            -------       -------

Cash flows from investing activities:
 Purchases of property, plant and equipment                  (4,208)       (1,984)
 Payments for acquisitions                                   (7,214)            -
 Proceeds from sales of property, plant and equipment         2,538         3,549
                                                            -------       -------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (8,884)        1,565
                                                            -------       -------

Cash flows from financing activities:
 Net borrowing under revolving line of credit                51,895        19,463
 Reductions of notes payable                                    (12)          (29)
 Net proceeds from issuance of common stock                      31            63
                                                            -------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    51,914        19,497
                                                            -------       -------

NET INCREASE (DECREASE) IN CASH                                   6           (11)
Cash at beginning of period                                      65            79
                                                            -------       -------
CASH AT END OF PERIOD                                     $      71     $      68
                                                            =======       =======

Supplemental schedule of cash flow information:
 Interest paid                                            $   9,947     $  10,444
 Income taxes paid                                        $     577     $     422
Supplemental schedule of non-cash investing and financing activities:
 The Company purchased capital stock and assets in conjunction with acquisitions made during the period.  In connection with these acquisitions, liabilities were assumed as follows:
  Purchase price of assets acquired                       $   7,355     $       -
  Cash paid                                                  (7,214)            -
                                                            -------       -------
  Liabilities assumed                                     $     141     $       -
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

    The  condensed  consolidated balance sheet as of  June  26,  1999,  the
condensed   consolidated  statements  of  operations  and   the   condensed
consolidated statements of cash flows for the three-month and six-month periods ended June 26, 1999 and June 27, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 26, 1999 and for all periods presented have been made. The results for the three-month and six-month periods ended June 26, 1999 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

  Share Data
  ----------

   The Company issued 7,508 shares of Common Stock to members of its board of directors as compensation during the six months ended June 26, 1999.

                      WICKES INC. AND SUBSIDIARIES
         NOTES TO CONDENSSED CONSOLLIDATED FINANCIAL STATEMENTS


2.   ACQUISITIONS
     ------------

    The Company has made two acquisitions during 1999, both component facilities, for a total cost of $7.2 million. In January the Company acquired to assets of a wall panel manufacturer located in Cookeville, Tennessee and at the end of March the Company acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels, located in Bear, Delaware. The costs of these acquisitions have been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired for one of the acquisitions resulted in goodwill, which is being amortized over a 20-year period on a straight-line basis. Both acquisitions have been accounted for as purchases. Operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.


3.   LONG-TERM DEBT
     --------------

    Long-term debt is comprised of the following at June 26, 1999 (in thousands):

         Revolving line of credit              $  143,856
         Senior subordinated notes                100,000
         Other                                          4
         Less current maturities                       (4)
                                                  -------

         Total long-term debt                  $  243,856
                                                  =======

    Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing at June 26, 1999 was $16.1 million.

    On February 17, 1999 the Company entered into a new revolving credit agreement with a group of financial institutions. The new revolving line of credit provides for up to $160 million of revolving credit loans and credits. See Note 9. Subsequent Events.


4.   INCOME TAXES
     ------------

    The provision for income taxes for the six-month period ended June 26, 1999 was $844,000 compared to a benefit of $1,630,000 for the six-month period ended June 27, 1998. An effective federal and state income tax rate of 39.1% was used to calculate income taxes for the first six months of 1999,

                      WICKES INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



compared with an effective rate of 39.0% for the first six months of 1998. In addition to the effective income tax rate, state franchise taxes were calculated separately and are included in the provision reported.


5.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

    At June 26, 1999, the Company had accrued approximately $129,000 (included in accrued liabilities at June 26, 1999) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

    Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions
with   respect   thereto.   In  addition,  it  is  possible  that   similar
contamination  may exist on properties no longer owned or operated  by  the
Company   the  remediation  of  which  the  Company  could  under   certain
circumstances be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past four years. The Company has currently reserved $47,500 for estimated clean-up costs at 13 of its locations.

    The Company has been identified as having used two landfills which are now Superfund clean-up sites, for which it has been requested to reimburse a portion of the clean-up costs. Based on the amounts claimed and the Company's prior experience, the Company has established a reserve of $28,000 for these matters.

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

    The Company is one of many defendants in approximately 110 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each

                      WICKES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 16 similar actions for insignificant amounts, and another 187 of these actions have been dismissed. As of July 31, 1999 none of these suits have made it to trial.

    Losses in excess of the $129,000 reserved as of June 26, 1999 are possible but an estimate of these amounts cannot be made.

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


6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    -----------------------------------------

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The statement is effective for fiscal years beginning after June 15, 2000. The Company believes adoption of the statement will not have a material effect on its financial statements.


7.  EARNINGS PER SHARE
    ------------------

    The  Company calculates earnings per share in accordance with Statement
of   Financial  Accounting  Standards  No.  128.   The  following  is   the

                       WICKES INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                    Three Months Ended             Six Months Ended
                                    ------------------             ----------------
                                   June 26,     June 27,         June 26,     June 27,
                                     1999         1998             1999         1998
                                  ---------    ---------        ---------    ---------
Numerators:
 Net income (loss)-for basic
     and diluted EPS             $3,587,000   $2,786,000      $   311,000  $(4,013,000)
                                  ---------    ---------        ---------    ---------
Denominators:
 Weighted average common
  shares - for basic EPS          8,214,397    8,192,806        8,212,288    8,187,328
 Common shares from options          52,420      141,132           51,496       53,205
                                  ---------    ---------        ---------    ---------
Weighted average common
 shares - for diluted EPS         8,266,817    8,333,938        8,263,784    8,240,533
                                  ---------    ---------        ---------    ---------

    In periods where net losses are incurred, diluted weighted average common shares are not used in the calculation of diluted EPS as it would have an anti-dilutive effect on EPS. In addition, options to purchase 415,003 and 413,637 weighted average shares of common stock during the first half of 1999 and 1998, respectively, were not included in the diluted EPS as the options' exercise prices were greater than the average market price.


8.  RESTRUCTURING
    -------------

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


9.  SUBSEQUENT EVENTS
    -----------------

    On July 8, 1999, the Company entered into a First Amendment to Credit Agreement with its bank lenders. Pursuant to this amendment, the definition of unused availability contained in the Company's revolving line of credit agreement was modified. Formerly, "unused availability" was

                       WICKES INC. AND SUBSIDIARIES
         NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

defined as the lesser of $160 million or the borrowing base, less the total of outstanding loans and credits. As modified, "unused availability" means the borrowing base less the total of outstanding loans and credits. As a result, the maximum borrowing under the revolving credit agreement of $160 million can now be fully utilized. Under the former definition the maximum was limited to $145 million.

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

                           Three Months Ended         Six Months Ended
                           ------------------         ----------------
                          June 26     June 27,       June 26,  June 27,
                           1999        1998           1999      1998
                          ------      ------         ------    ------
Net sales                  100.0%      100.0%         100.0%    100.0%
Gross profit                23.0%       23.6%          23.4%     23.9%
Selling, general and
administrative expense      19.0%       19.3%          20.7%     21.3%
Depreciation, goodwill
and trademark amortization   0.6%        0.5%           0.6%      0.6%
Provision for doubtful       0.0%        0.0%           0.1%      0.3%
accounts
Restructuring and            --          --             --        1.3%
unusual items
Other operating income      (0.8)%      (0.6)%         (0.6)%    (0.9)%
Income from operations       4.2%        4.4%           2.6%      1.3%


Net Earnings
------------

    Weather conditions during the first six months of 1999 were relatively close to seasonal averages. In the first quarter of 1998 the Company's largest region, the Midwest, experienced a very mild winter, which allowed for favorable building conditions, which was partially offset by increased precipitation in the Northeast and South. The second quarter and first half of 1999 had favorable economic conditions for the building materials supply industry. Single family housing starts in 1999 were 4.4% and 8.5% higher during the second quarter and first six months of 1999, than during the comparable periods of 1998.

    Net income for the three months ended June 26, 1999 was $3.6 million compared with a net income of $2.8 million for the three months ended June 27, 1998. The increase in net income for the three-month period is primarily the result of increased sales and gross profit, and other operating income. The positive impact of these changes was partially offset by increases in selling, general and administrative ("SG&A"), interest and depreciation expenses.

    Net income for the first six months of 1999 was $311,000 compared with a loss of $4.0 million for the first six months of 1998. The increase in net income for the six-month period is primarily the result of increased sales and gross profit, and reductions in restructuring charges and the provision for doubtful accounts. The positive impact of these changes was partially offset by increases in SG&A, depreciation and interest expenses as well as a reduction in other operating income.


                 Three Months Ended June 26, 1999 Compared
                 -----------------------------------------
                 with the Three Months Ended June 27, 1998
                 -----------------------------------------

Net Sales
---------

    Net sales for the second quarter of 1999 increased 21.8% to $288.8 million from $237.1 million for the second quarter of 1998. Same store sales increased 20.1% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, also increased 22.0% when compared with the second quarter of 1998. Consumer same store sales increased by 5.2% for the quarter. As of June 26, 1999 the Company operated 101 sales and distribution facilities, the same number it operated at the end of the second quarter of 1998.

    The Company estimates that inflation in lumber prices increased total sales for the quarter by approximately $8.7 million, compared with the 1998 comparable period.

    The Company believes that the sales increase results primarily from its recent investments in its target major markets, re-merchandised conventional market sales and distribution facilities, recent acquisitions of several component manufacturing facilities as well as favorable economic conditions. Same store sales increased 27.6% in the Company's nine target major markets, while same store sales increased 26.7% in the eleven conventional market building centers the Company remerchandised during 1997 and 1998. Component manufacturing facilities acquired since the second quarter of 1998 account for $4.4 million of the second quarter 1999 sales increase. Single family housing starts were 4.4% higher, nationally, in the second quarter of 1999 than in the comparable period of 1998. In the Company's primary geographical market, the Midwest, single family housing starts were 7.8% higher.

Gross Profit
------------

    1999 second quarter gross profit increased to $66.3 million from $56.1 million for the second quarter of 1998, a 18.2% increase. Gross profit as a percentage of sales decreased to 23.0% for the second quarter of 1999 from 23.6% in 1998. The decrease in gross profit as a percentage of sales is primarily attributable to rising lumber prices, increased percentage of sales to building professionals, and the expansion of the Company's installed sales programs, partially offset by increased sales and gross profit margins on internally manufactured products.

    The Company believes that while inflation in lumber prices did increase gross profit by approximately $1.2 million in the quarter, gross profit as a percent of sales decreased due to significant and rapid cost increases over the quarter, which cannot be passed on to customers as quickly. Lumber and related products accounted for 57.3% of sales in the second quarter of 1999, compared with 56.2% for the second quarter of 1998. Sales to building professionals as a percentage of sales increased to 89.2% in the second quarter of 1999 compared with 87.7% in 1998.


Selling, General and Administrative Expense
-------------------------------------------

    SG&A expense decreased to 19.0% of net sales in the second quarter of 1999 compared with 19.3% of net sales in the second quarter of 1998. Much of the decrease is attributable to operating leverage achieved through increased sales volume and reduced spending on major market expansion programs in 1999.

    Decreases  as  a percentage of sales in salaries, wages  and  benefits, equipment rental and headquarters administrative expense were partially offset by increases in professional fees and maintenance expense. Salaries, wages and employee benefits decreased as a percentage of sales by 0.3%. As of June 26, 1999, the Company had 4,380 full time and part time employees, an increase of 13.3% from June 27, 1998.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

    Depreciation, goodwill and trademark amortization increased to $1.6 million for the second quarter of 1999 compared with $1.3 million for the same period in 1998. This increase is primarily due to depreciation on three component manufacturing facilities acquired since the second quarter of 1998 as well as capital additions as a result of the Company's major market program.
                                     14

Provision for Doubtful Accounts
-------------------------------

    The provision for doubtful accounts was relatively unchanged between the second quarters of 1999 and 1998. The Company recorded a $42,000 benefit from the provision for doubtful accounts in the second quarter of 1999, compared with a benefit of $124,000 in the second quarter of 1998.


Other Operating Income
----------------------

    Other operating income for the second quarter of 1999 was $2.2 million compared with $1.4 million for the second quarter of 1998. During the second quarter of 1999 the Company sold four pieces of excess real estate and recorded gains of $1.4 million. There were no sales of excess real estate in the second quarter of 1998. The Company also recorded $347,000 in expenses related to casualty losses during the second quarter of 1999, including a fire at one of its component manufacturing facilities. In the second quarter of 1998 the Company recorded a gain of approximately $180,000 on the difference between insured replacement cost and book value of inventory, as a result of a fire at one of its sales and distribution facilities.


Interest Expense
----------------

   In the second quarter of 1999 interest expense increased to $6.0 million from $5.5 million during the second quarter of 1998, resulting primarily from an increase in average total long term debt of approximately $23.0 million. This was partially offset by a decrease in the effective borrowing rate on total long term debt of approximately 33 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in interest rate on the Company's revolving line of credit as a result of decreases in the average prime and LIBOR rates as well as a 25 basis point reduction in the Company's borrowing spreads, effective with the Company's new revolving credit agreement in February of 1999. Approximately 92% of the Company's second quarter average borrowings on its revolving credit facility were LIBOR-based.


Provision for Income Tax Benefit
--------------------------------

    The Company recorded income tax expense of $2.6 million for the second quarter of 1999 compared with expense of $2.2 million in the second quarter of 1998. An effective federal and state income tax rate of 38.2% was used to calculate income taxes for the second quarter of 1999, compared with an effective rate of 39.0% for the second quarter of 1998. In addition to the effective income tax rate, state franchise taxes were calculated separately and are included in the provision reported for both years.

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


                  Six Months Ended June 26, 1999 Compared
                  ---------------------------------------
                  with the Six Months Ended June 27, 1998
                  ---------------------------------------

Net Sales
---------

    Net sales for the first six months of 1999 increased 18.2% to $479.9 million from $405.9 million for the first six months of 1998. Same store sales increased 18.1% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, increased 19.7% when compared with the first six months of 1998. Consumer same store sales increased 2.2% for the same period. As of June 26, 1999 the Company operated 101 sales and distribution facilities, the same number it operated at the end of the first six months of 1998. Sales of approximately $4.0 million were recorded, in the first quarter of 1998, for the 10 sales and distribution facilities that were sold or closed during that quarter.

    The Company estimates that inflation in lumber prices increased total sales for the first six months by approximately $7.7 million, compared with the 1998 comparable period.

    The Company believes that the sales increase results primarily from its recent investments in its target major market, re-merchandised conventional market sales and distribution facilities, recent acquisitions of several component manufacturing facilities as well as favorable economic conditions. Same store sales increased 22.8% in the Company's nine target major markets, while same store sales increased 21.9% in the eleven conventional market building centers the Company remerchandised during 1997 and 1998. Component manufacturing facilities acquired since the second quarter of 1998 account for $5.4 million of the six month 1999 sales increase. Single family housing starts were 8.5% higher, nationally, in the first six months of 1999 than in the comparable period of 1998. In the Company's primary geographical market, the Midwest, single family housing starts were 8.8% higher.

Gross Profit
------------

    Gross profit for to the first six months of 1999 increased to $112.2 million from $97.1 million for the first six months of 1998, a 15.6% increase. Gross profit as a percentage of sales decreased to 23.4% for the first six months of 1999 from 23.9% in 1998. The decrease in gross profit as a percentage of sales is primarily attributable to rising lumber prices, increased percentage of sales to building professionals, and the expansion of the Company's installed sales programs, partially offset by increased sales and gross profit margins on internally manufactured products.

    The Company believes that while inflation in lumber prices did increase gross profit by approximately $1.1 million in the first six months of 1999, gross profit as a percent of sales decreased due to significant and rapid cost increases, primarily during the second quarter, which could not be passed on to customers as quickly. Lumber and related products accounted for 55.6% of sales in the first six months of 1999, compared with 54.4% for the same period in 1998. Sales to building professionals as a percentage of sales increased to 90.2% in the first six months of 1999 compared with 88.5% in 1998.


Selling, General and Administrative Expense
-------------------------------------------

    SG&A expense decreased to 20.7% of net sales in the first six months of 1999 compared with 21.3% of net sales in the first six months of 1998. Much of the decrease is attributable to operating leverage achieved through increased sales volume, expense reductions achieved as a result of the 1998 first quarter restructuring and reduced spending on major market expansion programs in 1999.

    Decreases as a percentage of sales in salaries, wages and benefits, employee relocation, equipment rental and headquarters administrative expense were partially offset by increases in professional fees, marketing and maintenance expense. Salaries, wages and employee benefits decreased as a percentage of sales by 0.5%.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

    Depreciation, goodwill and trademark amortization increased to $3.0 million for the first six months of 1999 compared with $2.6 million for the same period in 1998. This increase is primarily due to depreciation on three component manufacturing facilities acquired since the second quarter of 1998 as well as capital additions as a result of the Company's major market program.

Provision for Doubtful Accounts
-------------------------------

    The provision for doubtful accounts decreased to $0.4 million for the first six months of 1999 from $1.2 million in the first six months of 1998. The primary reasons for the decrease are improved delinquency on 1999 outstanding accounts and increased expense in the first quarter of 1998 as a result of the delinquency of a major account.


Restructuring and Unusual Items
-------------------------------

    In February of 1998, the Company announced and completed a plan for additional restructuring activities, which included the closing or consolidation of eight building centers and two component manufacturing facilities in February, the sale of two additional building centers in March, and further reductions in headquarters staffing. The Company recorded a restructuring charge of $5.4 million, which included $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. No restructuring or unusual items were recorded in the first six months of 1999.


Other Operating Income
----------------------

    Other operating income for the first six months of 1999 was $3.1 million compared with $3.8 million for the first six months of 1998. In both of the first six months of 1999 and 1998 the Company recorded gains of approximately $1.6 million on the sale of excess real estate and equipment. In 1999, the Company recorded costs of $269,000 for carrying costs of closed operations and $317,000 for casualty losses, including a fire at one of its component manufacturing facilities. In 1998 the Company recorded no closed operation carrying costs and recorded a gain of $118,000 for casualty losses. The gain on casualty losses was a result of a $180,000 gain on the difference between insured replacement cost and book value of inventory, as a result of a fire at one of its sales and distribution facilities.


Interest Expense
----------------

    In the first six months of 1999 interest expense increased to $11.3 million from $10.9 million during the first six months of 1998, resulting primarily from an increase in average total long term debt of approximately $15.4 million. This was partially offset by a decrease in the effective borrowing rate on total long term debt of approximately 29 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in interest rate on the Company's revolving line of credit as a result of decreases in the average prime and LIBOR rates as well as a 25 basis point reduction in the Company's borrowing spreads, effective with the Company's new revolving credit agreement in February of 1999. Approximately 90% of the Company's average borrowings on its revolving credit facility, during the first six months of 1999, were LIBOR-based.


Provision for Income Tax Benefit
--------------------------------

    The Company recorded income tax expense of $844,000 for the first six months of 1999 compared with a benefit of $1.6 million in the first six months of 1998. An effective federal and state income tax rate of 39.1%
was used to calculate income taxes for the first six months of 1999, compared with an effective rate of 39.0% for the first six months of 1998. In addition to the effective income tax rate, state franchise taxes were calculated separately and are included in the provision reported for both years.

    For a discussion of the Company's deferred tax assets and valuation allowance, see "Provision for Income Tax Benefit" in the discussion above of the comparative results for the three months.


Recently Issued Accounting Pronouncements
-----------------------------------------

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The statement is effective for fiscal years beginning after June 15, 2000. The Company believes adoption of the statement will not have a material effect on its financial statements.

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

    The Company is addressing its software, hardware, and equipment issues through a combination of modifications to existing programs and conversions to Year 2000 compliant software and equipment. The Company believes that it is currently 95% complete with hardware and equipment related remediation or replacement efforts, and 90% complete in software remediation or replacement. The Company's plan is to be totally compliant by September of 1999. Certain systems, which have critical dates prior to September, are scheduled for earlier completion dates or have been completed. At the present time the remediation process is proceeding as planned and there are no significant delays expected. The company also expects to spend significant amounts to implement pre-event contingency plans as well as post-event testing.

    The estimated total cost of the project is expected to be $2.7 million. $600,000 of this cost is for the replacement of systems and equipment which was accelerated due to the Year 2000 problem, and which will be capitalized over the systems estimated useful life. Through June of 1999 the Company has expended a total of $1.7 million on Year 2000 remediation.

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

    During the first six months of 1999 net cash used in operating activities was $43.0 million, $21.9 million more than the $21.1 million used in the first six months of 1998. The first six months of the year historically have generated negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its inventory levels during the first quarter to meet the anticipated increase in sales, and in the second quarter increases in accounts receivable occur as a result of the increased sales activity.

    The Company's accounts receivable balance at the end of the second quarter of 1999 increased $26.6 million when compared to the end of the second quarter of 1998, an increase of 26.8%. This increase is the result of increased credit sales in June of 1999, when compared with June 1998.

    Inventory at the end of the second quarter of 1999 was $16.6 million, or 14.2%, higher than at the end of the second quarter of 1998. This increase is largely attributable to the additional inventory necessary to support the 21.8% increase in second quarter sales. Significant inflation in lumber, drywall and insulation has also had a significant impact on increasing inventory in 1999. Accounts payable at the end of the second quarter of 1999 increased approximately $12.3 million, or 20.8% from the second quarter of 1998. The increase is primarily attributable to the increase in total inventory.

    The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company may also from time to time make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. In the first six months of 1999 the Company spent $4.2 million on capital expenditures for existing operations as compared to $2.0 million for the same period in 1998. The Company expects to spend approximately $7.0 million for all of
1999.    In  addition,  $7.2 million was spent for the acquisition  of  two component manufacturing facilities. Under the Company's new bank revolving credit agreement, capital expenditures during 1999 are limited to $8.5
million.   In  addition  to  capital expenditures,  this  revolving  credit agreement allows the Company to spend up to $30 million, subject to certain
restrictions,  for  acquisitions.   The Company  expects  to  fund  capital
expenditures through borrowings and its internally generated cash flow.

    In January of 1999, the Company acquired the assets of a wall panel manufacturer located in Cookeville, Tennessee and at the end of March the Company acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels, located in Bear, Delaware. In 1999, the Company began, or significantly expanded, the manufacturing of wall components at seven manufacturing facilities located with the Company's sales and distribution facilities in Hopedale, MA, Elyria, OH, Lexington, KY, Denton, NC, Ellettsville, IN, Grand Rapids, MI and Jackson, TN. At August 1, 1999 the Company operated 101 sales and distribution centers and 21 component
manufacturing   facilities  compared  with  101  sales   and   distribution
facilities and 10 component manufacturing facilities at August 1, 1998. In addition, the Company does a small amount of door and window assembly out of three sales and distribution facilities. The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by the Company, through August 1, 1999:

                                  Sales and        Component
                                 Distribution    Manufacturing
                                  Facilities       Facilities
                                  ----------       ----------
As of December 26, 1998              101               12

   Expansion                           -                7
   Acquisition                         -                2
   Closings                            -                -
   Consolidation                       -                -
                                     ---              ---
As of August 1, 1999                 101               21
                                     ===              ===

    The Company maintained excess availability under its revolving line of credit throughout the first six months of 1999. At the end of the second quarter total borrowings under the revolving line of credit were $31.4 million higher than at the end of the second quarter of 1998. Because of the significant increase in the Company's sales during the second quarter and continuing into the third quarter of 1999, the Company anticipates that it may from time to time during the remainder of 1999 utilize all the borrowing availability under the current terms of the Company's bank revolving credit agreement. Nevertheless, the Company believes that it will be able to manage its liquidity during this time period and that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. To support is sales growth and the related increase in working asset levels, the Company may consider obtaining an increase in the maximum permitted borrowing under its bank revolving credit agreement. At June 26, 1999, $143.9 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $16.1 million. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Tax Benefit".

    On February 17, 1999 the Company entered into a new revolving credit agreement and repaid all indebtedness under and terminated its old revolving credit agreement. Among other things, the changes between the old agreement and this new agreement include (i) an initial 25 basis point reduction in the Company's LIBOR and prime borrowing rates to 200 basis points over LIBOR and 50 basis points over prime, and further provisions for additional decreases in the borrowing rate if certain interest coverage levels are achieved, (ii) an increase in the maximum credit line from $130 million to $160 million, (iii) a decrease in the unused line fee from 50 basis points to 25 basis points, (iv) elimination of the fixed charge coverage requirement, (v) extension of the term of the agreement to June of 2003, (vi) increases, subject to the permitted discretion of the agent for the lenders, in the percent of eligible accounts receivable to 85% from a range between 80% and 85% and the percent of eligible inventory to 60% from a range between 50% and 60%. Covenants under the new agreement do require, among other things, that the Company maintain unused availability (defined as the amount by which the borrowing base exceeds outstanding loans and credits) under the new revolving line of credit of at least $15 million (subject to increase in certain circumstances) and maintain certain levels of tangible capital funds.

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

        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

    The Company is subject to market risk associated with changes in interest rates and lumber futures contracts. The following discussion includes
"forward-looking  statements" that involve risk and uncertainties.   Actual
results could differ materially from those projected in the forward-looking statements.

    The Company's revolving line of credit provides for, subject to certain restrictions, up to $160 million of revolving credit loans and the issuance of up to $10 million of letters of credit. Depending upon the Company's rolling four-quarter interest coverage ratio, amounts outstanding under the new revolving line of credit will bear interest at a spread above the base rate of from 0% to 0.75% or from 1.50% to 2.25% above the applicable LIBOR rate. The rate is adjusted quarterly upon delivery to the lenders of the Company's most recent quarterly financial statements. Interest on amounts outstanding under the new revolving line of credit will bear interest, during the third quarter of 1999, at a spread above the base rate of BankBoston, N.A. of 0.50%, or 2.00% above the applicable LIBOR rate. This is unchanged from the rate that has been in effect since the inception of the line of credit in February of 1999. Based on the Company's average borrowings for the first six months of 1999 under it's revolving credit agreement, subject to the effect of the interest rate swap agreement described below, a 25 basis point movement in the base rate or LIBOR rate would result in an approximate $195,000 annualized increase or decrease in interest expense.

   In conjunction with the Company's revolving credit agreement, the Company entered into an interest rate swap agreement. This agreement effectively fixed the interest rate at 7.75% (subject to adjustments in certain circumstances) for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. At August 1, 1999 the 30-day LIBOR borrowing rate was 5.19%.

   The Company enters into lumber futures contracts as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. While lumber futures contracts are entered on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At June 26, 1999 the Company had 72 lumber futures contracts outstanding with a total market value of $2,198,454 and a net unrealized gain of $121,141. These contracts mature at various times through March of 2000.

                            PART II
                       OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          4.1  First Amendment to the Credit Agreement dated July  8,
               1999 among the Company, Bank Boston, N.A. and Nationsbank, N.A. as agents, and the lenders set forth therein.

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


Date:  August 9, 1999