Form 10-Q/A
period 1998-09-26
WICKES INC
filed 1999-10-04
CIK 910620

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


                          WICKES INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                 Page
                                                                Number
PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

      Condensed Consolidated Balance Sheets
       September 26, 1998 and December 27, 1997 (Unaudited)        3

      Condensed Consolidated Statements of Operations
       For the three months and nine months ended
       September 26, 1998 and September 27, 1997 (Unaudited)       4

      Condensed Consolidated Statements of Cash Flows
       For the nine months ended September 26, 1998 and
       September 27, 1997 (Unaudited)                              5

      Notes to Condensed Consolidated
       Financial Statements (Unaudited)                            6

   Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    13


PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                     27


                          WICKES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands except share data)

                                                        September 26,     December 27,
                                                            1998             1997
                                                        ------------      -----------
               ASSETS
Current assets:
 Cash                                                  $         645    $         79
 Accounts receivable, less allowance for doubtful
     accounts of $4,383 in 1998 and $3,765 in 1997           104,835          81,788
 Notes receivable                                              1,221           3,200
 Inventory                                                   113,127         102,706
 Deferred tax asset                                            9,260           8,955
 Prepaid expenses                                              2,305           1,246
                                                           ---------       ---------
  Total current assets                                       231,393         197,974
                                                           ---------       ---------
 Property, plant and equipment, net                           44,691          46,763
 Trademark (net of accumulated amortization of
  $10,441 in 1998 and $10,274 in 1997)                         6,579           6,745
 Deferred tax asset                                           17,054          17,054
 Rental equipment (net of accumulated depreciation
  of $471 in 1998 and $176 in 1997)                            1,923           2,030
 Other assets (net of accumulated amortization of
  $9,121 in 1998 and $8,053 in 1997)                          11,065          12,786
                                                           ---------       ---------
                                                       $     312,705    $    283,352
                                                           =========       =========

   LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                  $          22    $         46
 Accounts payable                                             47,742          41,190
 Accrued liabilities                                          22,160          22,279
                                                           ---------       ---------
Total current liabilities                                     69,924          63,515
                                                           ---------       ---------
Long-term debt, less current maturities                      217,525         193,061
Other long-term liabilities                                    2,876           2,775
Commitments and contingencies (Note 4)

Common stockholders' equity:
 Common stock (8,202,264 shares issued and
  outstanding in 1998 and 8,176,205 shares                        82              82
  issued and outstanding in 1997)
 Additional paid-in capital                                   86,771          86,675
 Accumulated deficit                                         (64,473)        (62,756)
                                                           ---------       ---------
   Total common stockholders' equity                          22,380          24,001
                                                           ---------       ---------
                                                       $     312,705    $    283,352
                                                           =========       =========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (in thousands except share and per share data)

                                         Three Months Ended         Nine Months Ended
                                         ------------------         -----------------
                                        Sept. 26,   Sept. 27,     Sept. 26,   Sept. 27,
                                          1998        1997          1998        1997
                                       ---------   ---------     ---------   ---------
Net sales                             $  261,137  $  266,324    $  667,024  $  662,978
Cost of sales                            200,925     206,048       509,740     511,448
                                       ---------   ---------     ---------   ---------
  Gross profit                            60,212      60,276       157,284     151,530
                                       ---------   ---------     ---------   ---------
Selling, general and administrative
 expenses                                 49,516      51,063       135,935     135,752
Depreciation, goodwill and
 trademark amortization                    1,296       1,123         3,846       3,540
Provision for doubtful accounts              551         301         1,760         884
Restructuring and unusual items              501           -         5,932           -
Other operating income                    (1,240)     (2,056)       (5,045)     (4,534)
                                       ---------   ---------     ---------   ---------
                                          50,624      50,431       142,428     135,642
                                       ---------   ---------     ---------   ---------
  Income from operations                   9,588       9,845        14,856      15,888

Interest expense                           5,571       5,491        16,482      15,902
Equity in loss of affiliated company           -         704             -       1,470
                                       ---------   ---------     ---------   ---------
  Income (loss) before income taxes        4,017       3,650        (1,626)     (1,484)

Provision for income taxes                 1,721       1,817            91         531
                                       ---------   ---------     ---------   ---------
  Net income (loss)                   $    2,296  $    1,833    $   (1,717) $   (2,015)
                                       =========   =========     =========   =========

Basic income (loss) per common share  $     0.28  $     0.22    $    (0.21) $    (0.25)
                                       =========   =========     =========   =========
Diluted income(loss) per common share $     0.28  $     0.22    $    (0.21) $    (0.25)
                                       =========   =========     =========   =========
Weighted average common shares -
 for basic                             8,201,710   8,169,643     8,194,446   8,166,325
                                       =========   =========     =========   =========
Weighted average common shares -
 for diluted                           8,258,803   8,203,082     8,194,446   8,166,325
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

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                           Nine Months Ended
                                                           -----------------
                                                        Sept. 26,     Sept. 27,
                                                           1998         1997
                                                        --------      --------
Cash flows from operating activities:
   Net loss                                             $ (1,717)     $ (2,015)
 Adjustments to reconcile net loss to
        net cash used in operating activities:
 Equity in loss of affiliated company                          -         1,470
 Depreciation expense                                      3,495         3,190
 Amortization of trademark                                   167           167
 Amortization of goodwill                                    184           184
 Amortization of deferred financing costs                  1,127         1,026
 Provision for doubtful accounts                           1,760           884
 Gain on sale of assets                                   (1,574)       (1,354)
 Deferred tax benefit                                       (305)         (579)
 Changes in assets and liabilities:
  Increase in accounts receivable                        (24,807)      (33,482)
  Decrease in notes receivable                             1,979             -
  Increase in inventory                                  (10,421)      (17,298)
  Increase in accounts payable and accrued liabilities     6,534        10,904
  Increase in other assets                                  (838)       (1,838)
                                                        --------      --------
NET CASH USED IN OPERATING ACTIVITIES                    (24,416)      (38,741)
                                                        --------      --------
Cash flows from investing activities:
 Purchases of property, plant and equipment               (3,184)       (4,966)
 Proceeds from sales of property, plant and equipment      3,629         7,946
                                                        --------      --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                    445         2,980
                                                        --------      --------
Cash flows from financing activities:
 Net borrowing under revolving line of credit             24,481        33,974
 Reductions of notes payable                                 (40)         (115)
 Net proceeds from issuance of common stock                   96            47
                                                        --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 24,537        33,906
                                                        --------      --------
NET INCREASE/(DECREASE) IN CASH                              566        (1,855)
Cash at beginning of period                                   79         1,933
                                                        --------      --------
CASH AT END OF PERIOD                                  $     645     $      78
                                                        ========      ========
Supplemental schedule of cash flow information:
 Interest paid                                         $  12,919     $  12,137
 Income taxes paid                                     $     769     $   1,052


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                        WICKES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    Restatement
    -----------
    The Company has restated the condensed consolidated balance sheets as of September 26, 1998 and the condensed consolidated statements of operations for the three-month and nine-month periods ended September 26, 1998 to reflect a pre-tax non-cash charge of approximately $844,000 for a one time barter transaction (see Note 10).


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

                        WICKES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


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


3. INCOME TAXES
   ------------
   The provision for income taxes for the nine-month period ended September 26, 1998 was $0.1 million compared to $0.5 million for the nine-month period ended September 27, 1997. An effective federal income tax rate of 39.0% was used to calculate federal income taxes for the first nine months of 1998, compared with an effective rate of 39.1% for the first nine months of 1997. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported.


4. COMMITMENTS AND CONTINGENCIES
   -----------------------------
    At September 26, 1998, the Company had accrued $500,000 (included in accrued liabilities at September 26, 1998) for remediation of certain environmental and product liability matters, principally underground storage tank removal. Many of the sales and distribution facilities presently and formerly operated by the

                        WICKES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

                        WICKES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

                        WICKES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

                                    Three Months Ended            Nine Months Ended
                                    ------------------            -----------------
                                  Sept. 26,     Sept. 27,      Sept. 26,       Sept. 27,
                                    1998          1997           1998            1997
                                 ---------     ---------      ---------       ---------
Numerators:
  Net loss - for basic and
     diluted EPS               $ 2,296,000   $ 1,833,000   $ (1,717,000)   $ (2,015,000)

Denominators:
  Weighted average common
   shares - for basic EPS        8,201,710     8,169,643      8,194,446       8,166,325
  Common shares from warrants            -         9,214              -           9,214
  Common shares from options        57,093        24,225         68,022          24,098
                                 ---------     ---------      ---------       ---------
Weighted average common
  shares - for diluted EPS       8,258,803     8,203,082      8,262,468       8,199,637

   In years where net losses are incurred, diluted weighted average common shares are not used in the calculation of diluted earnings per share as it would have an anti-dilutive effect on EPS. In addition, options to purchase 411,320 and 316,420 additional weighted average shares of common stock during the nine months of 1998 and 1997 were not included in the diluted EPS as the options' exercise prices were greater than the average market price and the effect would be antidilutive.

                        WICKES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

                        WICKES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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


10. BARTER TRANSACTION
    ------------------
    In September of 1998, the Company entered into a one-time transaction in which it exchanged clearance merchandise, with a book value of $1.2 million, for barter credits at a stated value of $1.6 million. No effect to earnings was recorded at that time and the barter credits were recorded as a prepaid expense with a value of $1.2 million. The Company has restated its September 1998 financial statements upon receiving written confirmation from a second "Big-Five" accounting firm and after careful review and concurrence of its Board of Directors Audit Committee. A non-cash charge of $844,000 has now been recorded to reduce the value of the inventory exchanged, and the resulting book value of the barter credits, from $1.2 million to $350,000. As a result of this change, the Company would record increased future earnings for each dollar of barter credits used in excess of $350,000.

    The following table reconciles the amounts previously reported to the amounts currently being reported in the condensed consolidated statements of operations for the three months ended September 26, 1998 (amounts in thousands, except per share data).

                                                  Restatement
                                  Previously       for Barter
                                   Reported       Transaction     As Restated
                                  ----------      -----------     -----------
Income (loss) before income taxes $  4,861         $   (844)      $   4,017
Provision for income taxes           2,051             (330)          1,721
                                    ------           ------          ------
Net income (loss)                 $  2,810         $   (514)      $   2,296
                                    ======           ======          ======
Basic and diluted income (loss)
 per common share                 $   0.34         $  (0.06)      $    0.28
                                    ======           ======          ======

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

    In September of 1999, the Company amended this filing as a result of a change in the accounting for a barter transaction which occured in September of 1998. For a description of the transaction and the resulting changes see Note 10 of Notes to Condensed Consolidated Financial Statements included elsewhere herein.


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

                            Three Months Ended         Nine Months Ended
                            ------------------         -----------------
                           Sept. 26,  Sept. 27,       Sept. 26,  Sept. 27,
                             1998       1997            1998       1997
                           --------   --------        --------   --------
Net sales                    100.0%     100.0%          100.0%     100.0%
Gross profit                  23.1%      22.6%           23.6%      22.8%
Selling, general and
  administrative expense      19.0%      19.2%           20.4%      20.5%
Depreciation, goodwill and
  trademark amortization       0.5%       0.4%            0.6%       0.5%
Provision for doubtful
  accounts                     0.2%       0.1%            0.3%       0.1%
Restructuring and unusual
  items                        0.2%        --             0.9%        --
Other operating income        (0.5)%     (0.8)%          (0.8)%     (0.7)%
Income from operations         3.7%       3.7%            2.2%       2.4%

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

   Net income for the three months ended September 26, 1998 was $2,296,000 compared with income of $1,833,000 for the three months ended September 27, 1997. The increase in the net income for the three month period is primarily the result of reductions in selling, general and administrative ("SG&A") expense, and the elimination of equity in losses of an affiliated company. The impact of these changes was partially offset by a reduction in other operating income, increases in interest expense, depreciation, restructuring and unusual items and provision for doubtful accounts, and a slight decrease in gross profit.

    Net loss for the first nine months of 1998 was $1,717,000 compared with a loss of $2,015,000 for the first nine months of 1997. The improvement in net loss is primarily the result of increases in sales and gross profit margin, the elimination of equity in losses of an affiliated company, and increases in other operating income. The impact of these improvements was partially offset by a $5.9 million charge for restructuring and unusual items and increases in the provision for doubtful accounts, depreciation, interest expense, and SG&A expense.


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


Gross Profit
------------
      1998  third  quarter gross profit decreased to $60.2  million  from  $60.3 million for the third quarter of 1997, a 0.1% decrease. Gross profit as a percentage of sales increased to 23.1% for the third quarter of 1998 from 22.6% in 1997. The increase in gross profit as a percentage of sales is primarily attributable to improved margins on the Company's internally manufactured products and lower product costs. These improvements were partially offset by the effects of lumber deflation, estimated to have reduced gross profit by $1.7 million for the quarter when compared with third quarter of 1997 and a $844,000 charge for the revaluation of a portion of the Company's inventory as the result of a barter transaction (see Note 10 of Notes to Condensed Consolidate Financial Statements included elsewhere herein). Sales to building professionals, as a percentage of total sales, increased to 86.5% from 84.7% for the third quarter of 1997. Lumber and building materials accounted for 90.3% of sales in the third quarter of 1998, compared with 89.0% in the third quarter of 1997.


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


Provision for Income Taxes
--------------------------
   The Company recorded income tax expense of $1.7 million for the third quarter of 1998 compared with an expense of $1.8 million in the third quarter of 1997. An effective federal income tax rate of 39.0% was used to calculate federal income taxes for the third quarter of 1998, compared with an effective rate of 39.1% for the third quarter of 1997. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported for both years.

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


Gross Profit
------------
   Gross profit during the first nine months of 1998 increased to $157.3 million from $151.5 million for the first nine months of 1997, a 3.8% increase. Gross profit as a percentage of sales increased to 23.6% for the first nine months of 1998 from 22.8% in 1997. The increase in gross profit as a percentage of sales is primarily attributable to improved product costs, increased margins on internally manufactured products and a reduction in costs associated with physical inventory count adjustments. These improvements were partially offset by the effects of lumber deflation, estimated to have reduced gross profit by $7.8 million for the first nine months when compared with the first nine months of 1997 and a $844,000 charge for the revaluation of a portion of the Company's inventory as the result of a barter transaction (see Note 10 of Notes to
Condensed Consolidated Financial Statements included elsewhere herein).   Sales
to building professionals, as a percentage of total sales, increased to 87.8% for the first nine months of 1998 from 86.2% for the same period in 1997. Lumber and building materials accounted for 89.3% of sales in the first half of 1998, compared with 88.8% in the first nine months of 1997.

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


Provision for Income Taxes
--------------------------
    The Company recorded an income tax expense of $91,000 for the first nine months of 1998 compared with an expense of $531,000 in the first nine months of 1997. An effective federal income tax rate of 39.0% was used to calculate federal income taxes for the first nine months of 1998, compared with an effective rate of 39.1% for the first nine months of 1997. In addition to the effective federal tax rate, state income and franchise taxes were calculated separately and are included in the provision reported for both years.

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


Date:  October 1, 1999