Form 10-K/A
period 1998-12-26
WICKES INC
filed 1999-10-04
CIK 910620

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K/AA
                               (Amendment No. 2)

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

                             TABLE OF CONTENTS
                                                                 Page No.
                                  PART II

Item 6.    Selected Financial Data                                   3
Item 7.    Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                            7
Item 8.    Financial Statements and Supplementary Data              21



                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                                  22

SIGNATURES                                                          23

                                  PART II


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

   In September of 1999, the Company amended this filing as a result of a change in the accounting for a barter transaction which occured in September of 1998. For a description of the transaction and the resulting changes see
Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

                       WICKES INC. AND SUBSIDIARIES
                   SELECTED CONSOLIDATED FINANCIAL DATA
             (in thousands, except ratios and per share data)


                              Dec. 26,       Dec. 27,       Dec. 28,       Dec. 30,       Dec. 31,
                                1998           1997           1996           1995           1994
                              --------       --------       --------       --------       --------
Income Statement Data:
 Net sales                    $910,272       $884,082       $848,535       $972,612       $986,872
 Gross profit                  215,472        203,026        189,463        220,812        233,831
 Selling, general and
  administrative expense       186,853        185,385        162,329        194,629        194,586
 Depreciation, goodwill and
  trademark amortization         5,253          4,863          5,367          5,882          4,543
 Provision for doubtful accounts 2,915          1,707          1,067          6,482          2,457
 Other operating income          6,837         10,689          6,796          5,831          6,772
 Restructuring and unusual
  items (1)                      5,932           (559)           745         17,798          2,000
 Income from operations         21,356         22,319         26,751          1,852         37,017
 Interest expense (2)           21,632         21,417         21,750         24,351         21,663
 Equity in loss of affiliated
  company                            -          1,516          3,183          3,543              -
 Income (loss) before
  income taxes                    (276)          (614)         1,818        (26,042)        15,354
 Income taxes                    1,019          1,099          1,010          1,353          1,660
 Deferred tax (benefit)/
  expense(3)                      (330)          (153)           300        (11,796)       (14,360)
 Net (loss) income                (965)        (1,560)           508        (15,599)        28,054
 Ratio of earnings to
  fixed charges (4)               1.00              -           1.07              -           1.63
 Interest coverage (5)            1.32           1.36           1.61           0.35           2.09
 Adjusted interest coverage (6)   1.61           1.33           1.65           1.15           2.19

Per Share Data:
 Basic and diluted (loss)
  earnings per common share    $ (0.12)       $ (0.19)       $  0.07        $ (2.54)        $ 4.57
 Weighted average common
  shares outstanding         8,197,542      8,168,257      7,221,082      6,135,610      6,154,770

Operating and Other Data:
 EBITDA (7)                    $26,609        $27,182        $32,118        $ 7,734        $41,560
 Adjusted EBITDA (8)            32,541         26,623         32,863         25,532         43,560
 Cash interest expense (9)      20,185         20,016         19,969         22,266         19,882
 Depreciation and amortization   5,253          4,863          5,367          5,882          4,543
 Deferred financing cost
  amortization                   1,447          1,401          1,781          2,085          1,781
 Capital expenditures            5,854          7,758          2,893          7,538          9,760
 Same store sales growth (10)     9.0%           4.7%          (6.4%)         (3.8%)         14.1%
 Sales and distribution facilities
  open at end of period            101            111            108            110            130
 Net cash provided by (used in)
  operating activities           2,627        (24,554)        18,710         15,862          1,331
 Net cash (used in) provided by
  investing activities          (1,623)         6,040          2,410        (10,277)       (41,777)
 Net cash (used in) provided by
  financing activities          (1,018)        16,660        (19,274)        (7,535)        42,480

Balance Sheet data (at period end):
 Working capital              $135,345       $134,459       $116,771       $139,622       $163,511
 Total assets                  292,183        283,352        272,842        302,515        319,573
 Total long-term debt,
  less current maturities      191,961        193,061        176,376        205,221        211,139
 Total stockholders' equity     23,148         24,001         25,499         15,129         30,146


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

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION  AND
---------------------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

General
-------
  In September of 1999, the Company amended this filing as a result of a change in the accounting for a barter transaction which occured in September of 1998. For a description of the transaction and the resulting changes see Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

  The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. The table and subsequent discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

                                                   Years Ended
                                         ----------------------------
                                         Dec. 28,  Dec. 27,  Dec. 28,
                                           1998      1997      1996
                                           ----      ----      ----
     Net sales                            100.0%    100.0%    100.0%
     Gross profit                          23.7      23.0      22.3
     Selling, general and administrative
       expense                             20.5      21.0      19.1
     Depreciation, goodwill and trademark
       amortization                          .6        .6        .6
     Provision for doubtful accounts         .3        .2        .1
     Restructuring and unusual items         .7       (.1)       .1
     Other operating income                 (.7)     (1.2)      (.8)
     Income from operations                 2.3       2.5       3.2

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

                         QUARTERLY FINANCIAL DATA
                            Three Months Ended
           (in millions, except per share data and percentages)

                                                               Basic and Diluted
                          Net Sales as a                          Net Earnings
                           % of Annual      Gross    Net Income    /(Loss) per
                Net Sales   Net Sales       Profit     /(Loss)    Common Share
                ---------   ---------       ------   ----------   ------------
1998
  March 28        $168.8      18.5%         $41.0      $(6.8)        $(.83)
  June 27          237.1      26.1           56.1        2.8           .34
  September 26     261.1      28.7           60.2        2.3           .28
  December 26      243.3      26.7           58.2        0.7           .09

1997
  March 29        $159.3      18.0%         $36.9      $(5.2)        $(.63)
  June 28          237.3      26.9           54.3        1.3           .16
  September 27     266.3      30.1           60.3        1.8           .22
  December 27      221.1      25.0           51.5        0.5           .06

1996
  March 30        $152.5      18.0%         $34.9      $(6.2)       $(1.00)
  June 29          228.8      27.0           51.2        1.9           .29
  September 28     255.6      30.1           55.5        2.8           .35
  December 28      211.7      24.9           47.9        2.0           .24

                                      8

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


1998 Compared with 1997
-----------------------
   Net Sales
   ---------
   Net sales for 1998 increased $26.2 million, or 3.0%, to $910.3 million from $884.1 million in 1997. Sales for all facilities operated throughout both years ("same store") increased 9.0%. During 1998, the Company experienced a 16.2% increase in same store sales to its primary customer segment, the professional home builder, and a 1.2% increase in same store sales to commercial builders. Consumer sales declined 3.5% on a same store basis.
                                      9

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

   Gross Profit
   ------------
   Gross profit increased $12.4 million to 23.7% of net sales for 1998 compared with 23.0% of net sales for 1997. The increase in gross profit is primarily due to increased sales, improved product costs and increased margins on internally manufactured products.

   The  increase  in  gross  profit  as a percent  of  sales  is  primarily attributable  to  improved  margins  on internally  manufactured  products,
improved  product  costs  and improved margins on installed  sales.   These
improvements were partially offset by the effects of lumber deflation and a continued increase in the percent of sales attributable to professional
builders.   The  Company  estimates that lumber  deflation  in  1998,  when compared with 1997 price levels, reduced gross profit by approximately $5.5 million. The percent of Company sales attributable to professional builders
increased  to  87.9%  for 1998 compared with 86.5% in  1997.   The  Company
anticipates that its continued focus on the professional builder will create additional pressure on gross profit margins. The Company also recorded a charge of $844,000 in the third quarter of 1998 as the result of an exchange of clearance merchandise for barter credits, see Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

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

   Provision for Income Taxes
   --------------------------
   In 1998, and 1997, the Company recorded current income tax expense of $1.0 million and $1.1 million, respectively. Current income tax provisions for both years consist of state and local tax liabilities.

   A deferred tax benefit of $0.3 million was also recorded in 1998. This compares with a deferred tax benefit of $0.2 million in 1997. The 1998 benefit results from the loss before federal income taxes and the establishment of a deferred tax asset, in accordance with FAS 109. Management has determined (based on the Company's positive earnings growth from 1992 through 1994 and its expectations for the future) that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

   Net Income
   ----------
   The Company recorded a net loss of $1.0 million in 1998, compared with a
net  loss  of  $1.6 million in 1997, an improvement of $0.6  million.   The
primary components of this improvement include an increase in gross profit of $12.4 million, a decrease in losses attributable to Riverside International LLC of $1.5 million and a reduction in the provision for income taxes of $0.3 million. These improvements were partially offset by a $6.5 million increase in restructuring and unusual items expense, a reduction in other income of $3.9 million, and increases in SG&A expense of $1.5 million and provision for doubtful accounts of $1.2 million.


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


Net Operating Loss Carryforwards
--------------------------------
  At December 26, 1998, the Company and its subsidiaries had federal income tax net operating loss carryforwards ("NOLs") of approximately $44.0 million. The NOLs will expire in the years 2005 to 2018 if not previously utilized. The Company's ability to use certain of the NOLs carried forward, approximately $7.5 million, will be subject to the limitations of
Section 382 of the Internal Revenue Code. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

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

Consolidated statements of operations for the years
  ended December 26, 1998, December 27, 1997 and
  December 28, 1996                                         F-3

Consolidated statements of changes in common
  stockholders' equity for the years ended
  December 26, 1998, December 27, 1997 and
  December 28, 1996                                         F-4

Consolidated statements of cash flows for the
  years ended December 26, 1998, December 27, 1997
  and December 28, 1996                                     F-5

Notes to consolidated financial statements                  F-6


(3)  Exhibits
-------------
     23.1  Consent of PricewaterhouseCoopers LLP.

     27.1  Financial data schedule (SEC use only).

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WICKES INC.

Date:  October 1, 1999              By: /s/ J. Steven Wilson
                                    --------------------
                                    J. Steven Wilson
                                    Chairman and Chief Executive Officer


                                    By: /s/ John M. Lawrence
                                    ------------------------
                                    John M. Lawrence
                                    Controller
                                    (Principal Accounting Officer)

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

As discussed in Note 16 to the consolidated financial statements, Wickes Inc. has restated previously issued consolidated financial statements to change its accounting for a barter transaction.



                                                 PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
February 23, 1999 except for Note 16, as to which the date is August 31, 1999.

                       WICKES INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                  December 26, 1998 and December 27, 1997
                     (in thousands except share data)

                                                          1998         1997
        ASSETS                                            ----         ----
Current assets:
 Cash                                                $      65    $      79
 Accounts receivable, less allowance for doubtful
   accounts of $4,393 in 1998 and $3,765 in 1997        92,926       81,788
 Notes receivable                                        1,095        3,200
 Inventory                                             103,716      102,706
 Deferred tax asset                                      8,857        8,955
 Prepaid expenses                                        2,808        1,246
                                                       -------      -------
   Total current assets                                209,467      197,974

 Property, plant and equipment, net                     45,830       46,763
 Trademark (net of accumulated amortization
   of $10,496 in 1998 and $10,274 in 1997)               6,523        6,745
 Deferred tax asset                                     17,482       17,054
 Rental equipment (net of accumulated depreciation
   of $572 in 1998 and $176 in 1997)                     1,883        2,030
 Other assets (net of accumulated amortization
   of $9,502 in 1998 and $8,053 in 1997)                10,998       12,786
                                                       -------      -------
   Total assets                                      $ 292,183    $ 283,352
                                                       =======      =======

        LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                $      16    $      46
 Accounts payable                                       54,017       41,190
 Accrued liabilities                                    20,089       22,279
                                                        ------       ------
   Total current liabilities                            74,122       63,515

Long-term debt, less current maturities                191,961      193,061
Other long-term liabilities                              2,952        2,775
Commitments and contingencies (Note 8)

Stockholders' equity (Note 9):
 Preferred stock (no shares issued)
 Common stock (8,207,268 shares issued and
  outstanding in 1998 and 8,176,205 shares
  issued and outstanding in 1997)                           82           82
 Additional paid-in capital                             86,787       86,675
 Accumulated deficit                                   (63,721)     (62,756)
                                                        ------       ------
   Total stockholders' equity                           23,148       24,001
                                                       -------      -------
   Total liabilities & stockholders' equity          $ 292,183    $ 283,352
                                                       =======      =======


 The accompanying notes are an integral part of the consolidated financial statements.

                       WICKES INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 26, 1998, December 27, 1997, and December 28, 1996
                     (in thousands, except share data)

                                                    1998       1997       1996
                                                    ----       ----       ----
Net sales                                         $910,272   $884,082   $848,535
Cost of sales                                      694,800    681,056    659,072
                                                   -------    -------    -------
  Gross profit                                     215,472    203,026    189,463
                                                   -------    -------    -------

Selling, general and administrative expense        186,853    185,385    162,329
Depreciation, goodwill and trademark amortization    5,253      4,863      5,367
Provision for doubtful accounts                      2,915      1,707      1,067
Restructuring and unusual items                      5,932       (559)       745
Other operating income                              (6,837)   (10,689)    (6,796)
                                                   -------    -------    -------
                                                   194,116    180,707    162,712
                                                   -------    -------    -------
  Income from operations                            21,356     22,319     26,751

Interest expense                                    21,632     21,417     21,750
Equity in loss of affiliated company                     -      1,516      3,183
                                                    ------     ------     ------
  (Loss)income before income taxes                   (276)       (614)     1,818

Provision (benefit) for income taxes:
  Current                                            1,019      1,099      1,010
  Deferred                                            (330)      (153)       300
                                                    ------     ------     ------
      Net (loss) income                           $   (965)  $ (1,560)  $    508
                                                    ======     ======     ======
Basic and diluted (loss)/income per common share  $  (0.12)  $  (0.19)  $    .07
                                                    ======     ======     ======
Weighted average common shares - for basic       8,197,542  8,168,257  7,207,761
                                                 =========  =========  =========
Weighted average common shares - for diluted     8,197,542  8,168,257  7,221,082
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

                       WICKES INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 For the Years Ended December 28, 1996, December 27, 1997 and December 26, 1998
                   (in thousands, except for share data)

                                   Common Stock    Additional                    Total
                                   ------------      Paid-in     Accumulated  Stockholders'
                                  Shares  Amount     Capital       Deficit       Equity
                                  ------  ------     -------       -------       ------
Balance at December 30, 1995    6,143,473  $  61    $ 76,772     $ (61,704)    $ 15,129

Net income                                     -           -           508          508
Issuance of common stock, net   2,015,874     21       9,841             -        9,862
                                ---------    ---      ------        ------       ------
Balance at December 28, 1996    8,159,347     82      86,613       (61,196)      25,499

Net loss                                       -           -        (1,560)      (1,560)
Issuance of common stock, net      16,858      -          62             -           62
                                ---------    ---      ------        ------       ------
Balance at December 27, 1997    8,176,205     82      86,675       (62,756)      24,001

Net loss                                       -           -          (965)        (965)
Issuance of common stock, net      31,063      -         112             -          112
                                ---------    ---      ------        ------       ------
Balance at December 26, 1998    8,207,268  $  82    $ 86,787     $ (63,721)    $ 23,148
                                =========    ===      ======        ======       ======





 The accompanying notes are an integral part of the consolidated financial statements.

                       WICKES INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 26, 1998, December 27, 1997, and December 28, 1996
                              (in thousands)

                                                         1998      1997      1996
                                                         ----      ----      ----
Cash flows from operating activities:
Net (loss)/income                                    $   (965) $ (1,560) $    508
 Adjustments to reconcile net (loss)/income to
   net cash provided by/(used in) operating activities:
 Equity in loss of affiliated company                       -     1,516     3,183
 Depreciation expense                                   4,785     4,395     4,904
 Amortization of trademark                                222       222       222
 Amortization of goodwill                                 246       246       242
 Amortization of deferred financing costs               1,447     1,401     1,781
 Provision for doubtful accounts                        2,915     1,707     1,067
 Gain on sale of assets                                (1,834)   (6,180)     (940)
 Deferred tax (benefit)/provision                        (330)     (153)      300
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable          (14,053)  (12,285)    9,515
  Decrease (increase) in notes receivable               2,105    (3,200)        -
  (Increase) decrease in inventory                     (1,010)   (2,034)    9,967
  Increase (decrease) in accounts payable
    and accrued liabilities                            10,814    (4,590)  (10,907)
  Increase in deferred gain                                 -      (670)        -
  Increase in prepaids and other assets                (1,715)   (3,369)   (1,132)
                                                       ------    ------    ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     2,627   (24,554)   18,710
                                                       ------    ------    ------
Cash flows from investing activities:
 Purchases of property, plant and equipment            (5,854)   (7,758)   (2,893)
 Proceeds from sales of property, plant and equipment   4,231    13,798     5,303
                                                       ------    ------    ------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (1,623)    6,040     2,410
                                                       ------    ------    ------
Cash flows from financing activities:
 Net (repayment) borrowing under revolving
  line of credit                                       (1,084)   16,732   (28,708)
 Reductions of note payable                               (46)     (134)     (428)
 Net proceeds from issuance of common stock               112        62     9,862
                                                       ------    ------    ------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES    (1,018)   16,660   (19,274)
                                                       ------    ------    ------

NET (DECREASE) INCREASE IN CASH                           (14)   (1,854)    1,846
Cash at beginning of period                                79     1,933        87
                                                       ------    ------    ------
CASH AT END OF PERIOD                                $     65  $     79  $  1,933
                                                       ======    ======    ======
Supplemental schedule of cash flow information:
 Interest paid                                       $ 20,885  $ 19,791  $ 20,372
 Income taxes paid                                        987     1,344     1,518


 The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restatement
-----------

The Company has restated the condensed consolidated balance sheets as of December 26, 1998 and the condensed consolidated statements of operations for the year ended December 26, 1998 to reflect a pre-tax non-cash charge of approximately $844,000 for a one time barter transaction (see Note 16).


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


6.   Accrued Liabilities
------------------------

Accrued liabilities consist of the following:

                                       December 26,    December 27,
                                           1998            1997
                                           ----            ----
                                             (in thousands)

     Accrued payroll                    $  9,498        $  8,148
     Accrued interest                        667           1,367
     Accrued liability insurance           4,966           4,173
     Accrued restructuring charges             -           1,348
     Other                                 4,958           7,243
                                          ------          ------
     Total accrued liabilities          $ 20,089        $ 22,279
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


Year                                   1998           1997        1996
----                                   ----           ----        ----
Net (loss) income   As reported       $  (965)       $(1,560)      $508
                    Pro forma         $(1,082)       $(1,772)      $321

Basic and diluted   As reported       $  (.12)       $  (.19)      $.07
  (loss) earnings   Pro forma         $  (.13)       $  (.22)      $.04
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

                                               1998          1997          1996
                                               ----          ----          ----
Numerators:
  Net (loss) income - for basic and
     diluted EPS                            $(965,000)   $(1,560,000)   $ 508,000
                                              =======      =========      =======

Denominators:
  Weighted average common
     shares - for basic EPS                 8,197,542      8,168,257    7,207,761
     Common shares from warrants                    -          6,913       10,751
     Common shares from options                51,425         13,250        2,570
                                            ---------      ---------    ---------
  Weighted average common
     shares - for diluted EPS               8,248,967      8,188,420    7,221,082
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

                                                       December 26,  December 27,
                                                            1998         1997
                                                            ----         ----
                                                             (in thousands)
  Change in accumulated postretirement benefit obligation:
     Benefit obligation at beginning of year              $ 2,578      $ 3,290
     Service cost                                             233          197
     Interest cost                                            170          176
     Participant contributions                                  -            -
     Claims paid                                             (216)        (265)
     Actuarial gains                                         ( 16)        (751)
     Plan amendments                                            -          (69)
                                                            -----        -----
     Benefit obligation at year end                       $ 2,749      $ 2,578
                                                            =====        =====

  Change in plan assets:
     Fair value of plan assets                                  -           -

  Reconciliation of funded status:
     Funded status                                        $(2,749)    $(2,578)
     Unrecognized transition obilgation                         -           -
     Unrecognized prior service cost                          (49)        (59)
     Unrecognized actuarial gain                             (154)       (138)
                                                            -----       -----
     Net amount recognized as other
         long-term liabilities                            $(2,952)    $(2,775)
                                                            =====       =====


  Weighted average assumptions as of year end:
     Discount rate                                           6.75%       7.25%
     Expected return on assets                                n/a         n/a
     Medical trend                                           6.00%       6.00%


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    December 26,  December 27,  December 28,
                                         1998         1997          1996
                                         ----         ----          ----
                                                  (in thousands)
  Components of net periodic benefit cost:
     Service cost                        $ 233        $ 197         $ 276
     Interest cost                         171          176           210
     Expected return on plan assets        n/a          n/a           n/a
     Amortization of transition obligation   -            -             -
     Amortization of prior service cost    (10)         (10)            -
     Amortization of actuarial loss          -            -            33
                                          ----         ----          ----
  Net periodic benefit cost              $ 394        $ 363         $ 519
                                          ====         ====          ====

                                    December 26,  December 27,  December 28,
                                         1998         1997          1996
                                         ----         ----          ----
  Weighted average assumptions used in
    computing net periodic benefit cost:
     Discount rate                        7.25%        7.75%         7.25%
     Expected return on plan assets        n/a          n/a          n /a
     Medical trend                        6.00%        6.00%         6.00%

                                                 1% Increase     1% Decrease
                                                 -----------     -----------
                                                        (in thousands)
  Health care cost trend sensitivity:
     Effect on total service cost and
       interest cost components                      $ 17           $ (16)
     Effect on postretirement benefit obligation       57             (54)



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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.     Income Taxes
--------------------

The Company and its subsidiaries file a consolidated federal income tax return. As of December 26, 1998, the Company has net operating loss carryforwards available to offset income of approximately $44.0 million expiring in the years 2005 through 2018.

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

The income tax provision consists of both current and deferred amounts. The components of the income tax provision are as follows:


                               December 26,   December 27,   December 28,
                                   1998            1997           1996
                                   ----            ----           ----
                                               (in thousands)
  Taxes currently payable:
     State income tax             $1,019          $1,099         $1,010
     Federal income tax                -               -              -
  Deferred (benefit)/expense        (330)           (153)           300
                                   -----           -----          -----
  Total income tax expense        $  689          $  946         $1,310
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                     December 26,    December 27,   December 28,
                                          1998           1997         1996
                                          ----           ----         ----
                                                    (in thousands)
  Deferred income tax assets:
  Trade accounts receivable              $ 1,727       $ 1,469      $ 1,676
  Inventories                              1,813         1,895        1,954
  Accrued personnel cost                   2,037         2,013        1,936
  Other accrued liabilities                6,051         6,743        6,911
  Net operating loss                      17,151        16,164       16,556
  Other                                    3,337         3,348        2,342
                                          ------        ------       ------
  Gross deferred income tax assets        32,116        31,632       31,375
  Less:  valuation allowance              (1,542)       (1,542)      (1,493)
                                          ------        ------       ------
  Total deferred income tax assets        30,574        30,090       29,882
                                          ------        ------       ------

  Deferred income tax liabilities:
  Property, plant and equipment            1,312         1,394        1,962
  Goodwill and trademark                   2,923         2,687        2,052
  Other accrued income items                   -             -           13
                                          ------        ------       ------
  Total deferred income tax liabilities    4,235         4,081        4,027
                                          ------        ------       ------

  Net deferred tax assets                $26,339       $26,009      $25,855
                                          ======        ======       ======


The deferred tax provision results from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                       December 26,   December 27,   December 28,
                                           1998          1997          1996
                                           ----          ----          ----
                                                      (in thousands)
  Change in bad debt reserve             $   258      $   (207)    $ (1,517)
  Differences in tax and book
     inventory                               (82)          (60)        (491)
  Settlement of deferred
     compensation                             25            77           86
  Change in accrued liabilities             (692)         (168)      (5,130)
  (Utilization)/creation of NOL              987          (392)       6,700
  AMT credit and capital loss
     carryover                                 -         1,006          942
  Differences in tax and book
     asset basis                              82           568          (56)
  Differences in book and tax
     intangibles                            (248)         (635)        (704)
     Change in accrued income items            -            13           13
  (Increase)/decrease in valuation
     allowance                                 -           (49)        (143)
                                          ------        ------       ------

  Deferred tax benefit/(expense)         $   330       $   153     $   (300)
                                          ======        ======       ======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The   following  table  summarizes  significant  differences  between   the
provision for income taxes and the amount computed by applying the statutory federal income tax rates to income before taxes:


                                       December 26,   December 27,   December 28,
                                             1998          1997          1996
                                             ----          ----          ----
                                                      (in thousands)
  Tax (benefit) computed at
    U.S. statutory tax rate             $    (96)      $  (215)     $   637
  State and local taxes                      662           714          656
  Other                                      123           398         (126)
  Change in valuation allowance                -            49          143
                                          ------        ------       ------
  Total tax provision                    $   689       $   946      $ 1,310
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


16.     Barter Transaction
--------------------------

In September of 1998, the Company entered into a transaction in which it exchanged clearance merchandise, with a book value of $1.2 million, for barter credits at a stated value of $1.6 million. No effect to earnings was recorded at that time and the barter credits were recorded as a prepaid expense with a value of $1.2 million. The Company has restated its September 1998 financial statements upon receiving written confirmation from a second "Big Five" accounting firm and after careful review and concurrence of its Board of Directors Audit Committee. A non-cash charge of $844,000 has now been recorded to reduce the value of the inventory exchanged, and the resulting book value of the barter credits, from $1.2 million to $350,000. As a result of this change, the Company would record increased future earnings for each dollar of barter credits used in excess of $350,000.

The following table reconciles the amounts previously reported to the amounts currently being reported in the condensed consolidated statements of operations for the year ended December 26, 1998 (amounts in thousands, except per share data).

                                                           Restatement
                                         Previously        for Barter
                                          Reported         Transaction      As Restated
                                          --------         -----------      -----------
Income (loss) before income taxes         $    568         $  (844)         $   (276)
Provision for income taxes                   1,019            (330)              689
                                             -----           -----             -----
Net loss                                  $   (451)        $  (514)         $   (965)
                                             =====           =====             =====
Basic and diluted loss
 per common share                         $  (0.06)        $ (0.06)         $  (0.12)
                                             =====           =====             =====

                                     F-30