Form 10-Q/A
period 1999-03-27
WICKES INC
filed 1999-10-04
CIK 910620

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

                       WICKES INC. AND SUBSIDIARIES

                                   INDEX

                                                            Page
                                                           Number
                                                           ------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets
       March 27, 1999 and December 26, 1998 (Unaudited)       3

      Condensed Consolidated Statements of Operations
       For the three months ended March 27, 1999 and
       March 28, 1998 (Unaudited)                             4

      Condensed Consolidated Statements of Cash Flows
       For the three months ended March 27, 1999 and
       March 28, 1998 (Unaudited)                             5

      Notes to Condensed Consolidated
       Financial Statements (Unaudited)                       6


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                  12



                       WICKES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                     (in thousands except share data)

                                                         March 27,    December 26,
                                                           1999            1998
                                                        ----------     ----------
               ASSETS
Current assets:
 Cash                                                    $     65       $     65
 Accounts receivable, less allowance for doubtful
     accounts of $4,524 in 1999 and $4,393 in 1998         86,769         92,926
 Notes receivable                                             863          1,095
 Inventory                                                127,597        103,716
 Deferred tax asset                                        10,582          8,857
 Prepaid expenses                                           2,454          2,808
                                                          -------        -------
  Total current assets                                    228,330        209,467
                                                          -------        -------

 Property, plant and equipment, net                        46,679         45,830
 Trademark (net of accumulated amortization of
  $10,552 in 1999 and $10,496 in 1998)                      6,468          6,523
 Deferred tax asset                                        17,482         17,482
 Rental equipment (net of accumulated depreciation
  of $684 in 1999 and $572 in 1998)                         1,866          1,883
 Other assets (net of accumulated amortization of
  $9,905 in 1999 and $9,502 in 1998)                       12,808         10,998
                                                          -------        -------
    Total assets                                         $313,633       $292,183
                                                          =======        =======

   LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                    $     10       $     16
 Accounts payable                                          63,429         54,017
 Accrued liabilities                                       18,567         20,089
                                                          -------        -------
 Total current liabilities                                 82,006         74,122
                                                          -------        -------

Long-term debt, less current maturities                   208,751        191,961
Other long-term liabilities                                 2,988          2,952
Commitments and contingencies (Note 4)

Stockholders' equity:
 Preferred stock (no shares issued)
 Common stock (8,210,947 shares issued and
  outstanding in 1999 and 8,207,268 shares
  issued and outstanding in 1998)                              82             82
 Additional paid-in capital                                86,803         86,787
 Accumulated deficit                                      (66,997)       (63,721)
                                                          -------        -------
    Total stockholders' equity                             19,888         23,148
                                                          -------        -------
Total liabilities & stockholders' equity                 $313,633       $292,183
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

                        WICKES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------
  Restatement
  -----------
    The condensed consolidated balance sheets as of March 27, 1999 and December 26, 1998 have been restated to reflect an after-tax charge of $514,000 related to a barter transaction entered into in the third quarter of 1998, see Note 9. Barter Transaction.


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

9.  BARTER TRANSACTION
----------------------
    This Amendment No. 1 is being filed as a result in the change of accounting for a barter transaction that occurred in the third quarter of 1998. This change affected the Company's condensed consolidated balance sheets at March 27, 1999 and December 26, 1998. The following table reconciles the amounts previously reported to the amounts currently being reported as of March 27, 1999 (amounts in thousands).

                                                Restatement
                               Previously       for Barter
                                Reported        Transaction     As Restated
                               ----------       -----------     -----------
         ASSETS
    Prepaid expenses            $  3,298         $   (844)      $   2,454
    Deferred tax asset            17,205              277          17,482
    Total assets                 314,200             (567)        313,633

      LIABILITIES & STOCKHOLDERS' EQUITY
    Accrued liabilities         $ 18,620         $    (53)      $  18,567
    Accumulated deficit          (66,483)            (514)        (66,997)
    Total liabilities &
     stockholders' equity        314,200             (567)        313,633

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