Form 10-Q/A
period 1999-06-26
WICKES INC
filed 1999-10-04
CIK 910620

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



                       WICKES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                     (in thousands except share data)

                                                      June 26,    December 26,
                                                        1999          1998
                                                      -------       --------
               ASSETS
Current assets:
 Cash                                               $      71      $      65
 Accounts receivable, less allowance for doubtful
     accounts of $4,128 in 1999 and $4,393 in 1998    125,461         92,926
 Notes receivable                                         835          1,095
 Inventory                                            133,637        103,716
 Deferred tax asset                                     8,857          8,857
 Prepaid expenses                                       2,940          2,808
                                                      -------        -------
  Total current assets                                271,801        209,467
                                                      -------        -------

 Property, plant and equipment, net                    48,591         45,830
 Trademark (net of accumulated amortization of
  $10,607 in 1999 and $10,496 in 1998)                  6,412          6,523
 Deferred tax asset                                    17,482         17,482
 Rental equipment (net of accumulated depreciation
  of $804 in 1999 and $572 in 1998)                     2,032          1,883
 Other assets (net of accumulated amortization of
  $10,414 in 1999 and $9,502 in 1998)                  15,334         10,998
                                                      -------        -------
    Total assets                                    $ 361,652      $ 292,183
                                                      =======        =======

   LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt               $       4      $      16
 Accounts payable                                      71,072         54,017
 Accrued liabilities                                   20,206         20,089
                                                      -------        -------
  Total current liabilities                            91,282         74,122
                                                      -------        -------

Long-term debt, less current maturities               243,856        191,961
Other long-term liabilities                             3,024          2,952
Commitments and contingencies (Note 4)

Stockholders' equity:
 Preferred stock (no shares issued)
 Common stock (8,214,776 shares issued and
  outstanding in 1999 and 8,207,268 shares
  issued and outstanding in 1998)                          82             82
 Additional paid-in capital                            86,818         86,787
 Accumulated deficit                                  (63,410)       (63,721)
                                                      -------        -------
    Total stockholders' equity                         23,490         23,148
                                                      -------        -------
Total liabilities & stockholders' equity            $ 361,652      $ 292,183
                                                      =======        =======

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                       WICKES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
              (in thousands except share and per share data)

                                                   Three Months Ended      Six Months Ended
                                                  --------------------   --------------------
                                                   June 26,   June 27,    June 26,    June 27,
                                                     1999       1998        1999        1998
                                                   -------    --------    --------    --------
Net sales                                        $ 288,750   $ 237,141   $ 479,860   $ 405,887
Cost of sales                                      222,425     181,052     367,628     308,815
                                                   -------     -------     -------     -------
  Gross profit                                      66,325      56,089     112,232      97,072
                                                   -------     -------     -------     -------

Selling, general and administrative expenses        54,780      45,824      99,423      86,419
Depreciation, goodwill and trademark amortization    1,616       1,284       3,048       2,550
Provision for doubtful accounts                        (42)       (124)        406       1,209
Restructuring and unusual items                          -           -           -       5,431
Other operating income                              (2,171)     (1,419)     (3,060)     (3,805)
                                                   -------     -------     -------     -------
                                                    54,183      45,565      99,817      91,804
                                                   -------     -------     -------     -------

  Income from operations                            12,142      10,524      12,415       5,268

Interest expense                                     5,958       5,489      11,260      10,911
                                                   -------     -------     -------     -------

Income (loss) before income taxes                    6,184       5,035       1,155      (5,643)

Provision (benefit) for income taxes                 2,597       2,249         844      (1,630)
                                                   -------     -------     -------     -------

  Net income (loss)                              $   3,587   $   2,786   $     311   $  (4,013)
                                                   =======     =======     =======     =======

Basic income (loss) per common share             $    0.44   $    0.34   $     .04   $   (0.49)
                                                   =======     =======     =======     =======
Diluted income (loss) per common share           $    0.43   $    0.33   $     .04   $   (0.49)
                                                   =======     =======     =======     =======
Weighted average common shares - for basic       8,214,397   8,192,806   8,212,288   8,187,328
                                                 =========   =========   =========   =========
Weighted average common shares - for diluted     8,266,817   8,333,938   8,263,784   8,187,328
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

                      WICKES INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    Restatement
    -----------
    The condensed consolidated balance sheets as of June 26, 1999 and December 26, 1998 have been restated to reflect an after-tax charge of $514,000 related to a barter transaction entered into in the third quarter of 1998, see Note 10. Barter Transaction.

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

    In periods where net losses are incurred, diluted weighted average common shares are not used in the calculation of diluted EPS as it would have an anti-dilutive effect on EPS. In addition, options to purchase 415,003 and 413,637 weighted average shares of common stock during the first half of 1999 and 1998, respectively, were not included in the diluted EPS as the options' exercise prices were greater than the average market price. At June, 1999 the Company revised its calculation of diluted earnings per share to include the income tax benefit that would be realized if options were exercised with no effect on diluted earnings per share for the reported period.


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


10. BARTER TRANSACTION
    ------------------
    This Amendment No. 1 is being filed as a result in the change of accounting for a barter transaction that occurred in the third quarter of 1998. This change affected the Company's condensed consolidated balance sheets at June 26, 1999 and December 26, 1998. The following table reconciles the amounts previously reported to the amounts currently being reported as of June 26, 1999 (amounts in thousands).

                                                Restatement
                                Previously       for Barter
                                 Reported       Transaction     As Restated
                                ----------      -----------     -----------
         ASSETS
    Prepaid expenses            $  3,784         $   (844)      $   2,940
    Deferred tax asset            17,205              277          17,482
    Total assets                 362,219             (567)        361,652

      LIABILITIES & STOCKHOLDERS' EQUITY
    Accrued liabilities         $ 20,259         $    (53)      $  20,206
    Accumulated deficit          (62,896)            (514)        (63,410)
    Total liabilities &
     stockholders' equity        362,219             (567)        361,652

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