Form 10-Q
period 1999-09-25
WICKES INC
filed 1999-11-08
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                                                     Commission File
For the Quarterly Period Ended September 25, 1999    Number  0-22468
                               ------------------            -------

                         WICKES INC.
                         -----------
     (Exact name of registrant as specified in its charter)


               Delaware                           36-3554758
               --------                           ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois         60061
------------------------------------------------        --------
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

                                   Yes   X        No
                                       -----

As of October 31, 1999, the Registrant had 8,221,271 shares of Common Stock, par value $.01 per share outstanding.

                       WICKES INC. AND SUBSIDIARIES

                                   INDEX
                                   -----

                                                               Page
                                                              Number
                                                              ------

PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets
       September 25, 1999 and December 26, 1998 (Unaudited)      3

      Condensed Consolidated Statements of Operations
       For the three months and nine months ended
       September 25, 1999 and September 26, 1998 (Unaudited)     4

      Condensed Consolidated Statements of Cash Flows
       For the nine months ended September 25, 1999 and
       September 26, 1998 (Unaudited)                            5

      Notes to Condensed Consolidated
       Financial Statements (Unaudited)                          6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 12

   Item 3. Quantitative and Qualitative Disclosures about
            Market Risk                                         25



PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                     26


                       WICKES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                     (in thousands except share data)

                                                      September 25,     December 26,
                                                          1999              1998
                                                        --------          --------
               ASSETS
Current assets:
 Cash                                                 $       72        $       65
 Accounts receivable, less allowance for doubtful
     accounts of $4,231 in 1999 and $4,393 in 1998       134,537            92,926
 Notes receivable                                            474             1,095
 Inventory                                               131,250           103,716
 Deferred tax asset                                        8,857             8,857
 Prepaid expenses                                          3,181             2,808
                                                        --------          --------
  Total current assets                                   278,371           209,467
                                                        --------          --------

 Property, plant and equipment, net                       49,580            45,830
 Trademark (net of accumulated amortization of
  $10,663 in 1999 and $10,496 in 1998)                     6,357             6,523
 Deferred tax asset                                       17,482            17,482
 Rental equipment (net of accumulated depreciation
  of $899 in 1999 and $572 in 1998)                        2,083             1,883
 Other assets (net of accumulated amortization of
  $10,937 in 1999 and $9,502 in 1998)                     14,879            10,998
                                                        --------          --------
    Total assets                                      $  368,752        $  292,183
                                                        ========          ========

   LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                 $        0        $       16
 Accounts payable                                         61,589            54,017
 Accrued liabilities                                      30,655            20,089
                                                        --------          --------
  Total current liabilities                               92,244            74,122
                                                        --------          --------

Long-term debt, less current maturities                  244,893           191,961
Other long-term liabilities                                3,060             2,952
Commitments and contingencies (Note 4)

Stockholders' equity:
 Preferred stock (no shares issued)
 Common stock (8,218,417 shares issued and
  outstanding in 1999 and 8,207,268 shares
  issued and outstanding in 1998)                             82                82
 Additional paid-in capital                               86,839            86,787
 Accumulated deficit                                     (58,366)          (63,721)
                                                        --------          --------
    Total stockholders' equity                            28,555            23,148
                                                        --------          --------
   Total liabilities & stockholders' equity           $  368,752        $  292,183
                                                        ========          ========

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                       WICKES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
              (in thousands except share and per share data)
[CAPTION]

                                                    Three Months Ended      Nine Months Ended
                                                    ------------------      -----------------
                                                   Sept. 25,  Sept. 26,    Sept. 25,  Sept. 26,
                                                     1999       1998         1999       1998
                                                   --------   --------     --------   --------
Net sales                                         $ 325,362  $ 261,137    $ 805,222  $ 667,024
Cost of sales                                       251,559    200,925      619,187    509,740
                                                  ---------   --------     --------   --------

  Gross profit                                       73,803     60,212      186,035    157,284
                                                  ---------   --------     --------   --------

Selling, general and administrative expenses         58,566     49,516      157,989    135,935
Depreciation, goodwill and trademark amortization     1,620      1,296        4,668      3,846
Provision for doubtful accounts                         467        551          873      1,760
Restructuring and unusual items                           -        501            -      5,932
Other operating income                               (1,315)    (1,240)      (4,375)    (5,045)
                                                   --------   --------     --------   --------
                                                     59,338     50,624      159,155    142,428
                                                   --------   --------     --------   --------
  Income from operations                             14,465      9,588       26,880     14,856

Interest expense                                      5,877      5,571       17,137     16,482
                                                   --------   --------     --------   --------
Income (loss) before income taxes                     8,588      4,017        9,743     (1,626)

Provision (benefit) for income taxes                  3,544      1,721        4,388         91
                                                   --------   --------     --------   --------

  Net income (loss)                               $   5,044  $   2,296    $   5,355  $  (1,717)
                                                   ========   ========     ========   ========

Basic income (loss) per common share              $    0.61  $    0.28    $     .65  $   (0.21)
                                                   ========   ========     ========   ========

Diluted income (loss) per common share            $    0.61  $    0.28    $     .65  $   (0.21)
                                                   ========   ========     ========   ========

Weighted average common shares - for basic        8,217,777  8,201,710    8,214,118  8,194,446
                                                  =========  =========    =========  =========

Weighted average common shares - for diluted      8,331,816  8,251,097    8,280,861  8,194,446
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

                       WICKES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                              (in thousands)

                                                                    Nine Months Ended
                                                                    -----------------
                                                               September 25,   September 26,
                                                                   1999             1998
                                                                 --------         --------
Cash flows from operating activities:
   Net income (loss)                                            $   5,355        $  (1,717)
 Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
 Depreciation expense                                               4,246            3,495
 Amortization of trademark                                            167              167
 Amortization of goodwill                                             255              184
 Amortization of deferred financing costs                           1,142            1,127
 Provision for doubtful accounts                                      873            1,760
 Gain on sale of assets                                            (1,435)          (1,574)
 Deferred tax benefit                                                   -             (305)
 Changes in assets and liabilities:
  Increase in accounts receivable                                 (40,727)         (24,807)
  Decrease in notes receivable                                        621            1,979
  Increase in inventory                                           (26,984)         (10,421)
  Increase in accounts payable and accrued liabilities             18,105            6,534
  Increase in other assets                                         (3,347)            (838)
                                                                 --------         --------
NET CASH USED IN OPERATING ACTIVITIES                             (41,729)         (24,416)
                                                                 --------         --------

Cash flows from investing activities:
 Purchases of property, plant and equipment                        (6,644)          (3,184)
 Payments for acquisitions                                         (7,196)               -
 Proceeds from sales of property, plant and equipment               2,608            3,629
                                                                 --------         --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES               (11,232)             445
                                                                 --------         --------

Cash flows from financing activities:
 Net borrowing under revolving line of credit                      52,932           24,481
 Reductions of notes payable                                          (16)             (40)
 Net proceeds from issuance of common stock                            52               96
                                                                 --------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          52,968           24,537
                                                                 --------         --------
NET INCREASE (DECREASE) IN CASH                                         7              566
Cash at beginning of period                                            65               79
                                                                 --------         --------
CASH AT END OF PERIOD                                           $      72        $     645
                                                                 ========         ========

Supplemental schedule of cash flow information:
 Interest paid                                                  $  12,666        $  12,919
 Income taxes paid                                                    876              769
Supplemental schedule of non-cash investing and financing activities:
 The Company purchased capital stock and assets in conjunction with acquisitions made during the period.  In connection with these acquisitions, liabilities were assumed as follows:
  Purchase Price of assets acquired                             $   7,337        $       -
  Cash paid                                                        (7,196)               -
                                                                 --------         --------
  Liabilities assumed                                           $     141        $       -
                                                                 ========         ========

 The accompanying notes are an integral part of the condensed consolidated financial statements.

                         WICKES INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------
    Restatement
    -----------
    The condensed consolidated balance sheet as of December 26, 1998 has been restated to reflect an after-tax charge of $514,000 related to a barter transaction entered into in the third quarter of 1998, see Note 10. Barter Transaction.

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

    The condensed consolidated balance sheet as of September 25, 1999, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three-month and nine-month periods ended September 25, 1999 and September 26, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 25, 1999 and for all periods presented have been made. The results for the three-month and nine-month periods ended September 25, 1999 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

    Share Data
    ----------
    The Company issued 11,149 shares of Common Stock to members of its board of directors as compensation during the nine months ended September 25, 1999.


2.  ACQUISITIONS
    ------------
    The Company made two acquisitions during the first nine months of 1999, both component facilities, for a total cost of $7.2 million. In January the Company acquired the assets of a wall panel manufacturer located in Cookeville, Tennessee and at the end of March the Company acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels, located in Bear, Delaware. The costs of these acquisitions have been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired for one of the acquisitions resulted in goodwill, which is being amortized over a 20-year period on a straight-line basis. Both acquisitions have been accounted for as purchases. Operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective acquisition dates.


3.  LONG-TERM DEBT
    --------------
    Long-term debt is comprised of the following at September 25, 1999 (in thousands):

         Revolving line of credit              $  144,893
         Senior subordinated notes                100,000
         Less current maturities                       (0)
                                                 --------
         Total long-term debt                  $  244,893
                                                 ========

    Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused amount available for borrowing at September 25, 1999 was $41.7 million.

    On February 17, 1999 the Company entered into a new revolving credit agreement with a group of financial institutions. On July 8, 1999, the Company entered into a first amendment to this revolving credit agreement that modified the definition of "unused availability." As modified, "unused availability" means the borrowing base less the total of outstanding loans and credits. On September 9, 1999, the Company entered into a second amendment that increased the maximum borrowing from $160 million to $200 million during the seasonal period form May 15 to November 15 of each year. Before these amendments, the maximum borrowing was $145 million.
                                      7

4.  INCOME TAXES
    ------------
    The provision for income taxes for the nine-month period ended September 25, 1999 was $4,388,000 compared to a provision of $91,000 for the nine-month period ended September 26, 1998. An effective federal and state income tax rate of 38.8% was used to calculate income taxes for the first nine months of 1999, compared with an effective rate of 39.0% for the first nine months of 1998. In addition to the effective income tax rate, state franchise taxes were calculated separately and are included in the provision reported.


5.  COMMITMENTS AND CONTINGENCIES
    -----------------------------
    At September 25, 1999, the Company had accrued approximately $132,000 (included in accrued liabilities at September 25, 1999) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

    Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions
with   respect   thereto.   In  addition,  it  is  possible  that   similar
contamination  may exist on properties no longer owned or operated  by  the
Company   the  remediation  of  which  the  Company  could  under   certain
circumstances be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past four years. The Company has currently reserved $42,500 for estimated clean-up costs at 11 of its locations.

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

    The Company is one of many defendants in approximately 132 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 23 similar actions for insignificant
amounts,  and  another  188 of these actions have been  dismissed.   As  of
October 31, 1999 none of these suits have made it to trial.

    Losses in excess of the $132,000 reserved as of September 25, 1999 are possible but an estimate of these amounts cannot be made.

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


6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    -----------------------------------------
    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The statement is effective for fiscal years beginning after June 15, 2000. The Company believes adoption of the statement will not have a material effect on its financial statements.
                                      9

7.  EARNINGS PER SHARE
    ------------------
    The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                      Three Months Ended         Nine Months Ended
                                      ------------------         -----------------
                                    Sept. 25,    Sept. 26,    Sept. 25,     Sept. 26,
                                      1999         1998         1999          1998
                                    --------     --------     --------      --------
Numerators:
  Net income (loss)-for basic
   and diluted EPS                $5,044,000   $2,296,000   $5,355,000   $(1,717,000)
                                   =========    =========    =========     =========
Denominators:
  Weighted average common
   shares - for basic EPS          8,217,777    8,201,710    8,214,118     8,194,446
  Common shares from options         114,039       49,387       66,743        54,370
                                   ---------    ---------    ---------     ---------
Weighted average common
  shares - for diluted EPS         8,331,816    8,251,097    8,280,861     8,248,816
                                   =========    =========    =========     =========

    In periods where net losses are incurred, diluted weighted average common shares are not used in the calculation of diluted EPS as it would have an anti-dilutive effect on EPS. In addition, options to purchase 250,240 and 411,320 weighted average shares of common stock during the nine months of 1999 and 1998, respectively, were not included in the diluted EPS as the options' exercise prices were greater than the average market price. In June 1999 the Company revised its calculation of diluted earnings per share to include the income tax benefit that would be realized if options were exercised with no effect on diluted earnings per share for the reported period.


8.  RESTRUCTURING
    -------------
    During the first quarter of 1998 the Company implemented a restructuring plan which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded
a  restructuring  charge of $5.4 million in the first  quarter.   The  $5.4
million charge included $3.7 million in estimated losses on the disposition of closed facility assets and liabilities, $2.0 million in severance and postemployment benefits related to the 1998 plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. In the third quarter of 1998, the Company recorded $501,000 in additional restructuring expense as a result of certain facility carrying costs and severance costs, unknown at the time the plan was announced, but incurred as a result of the Plan.
                                      10

9.  SUBSEQUENT EVENTS
    -----------------
    On October 19, 1999 the Company completed the purchase of the assets of Advanced Truss Systems, Inc. of Kings Mountain, North Carolina. Advanced Truss Systems is a manufacturer of engineered wood trusses, with annual sales of approximately $3.5 million, servicing the greater Charlotte, North Carolina market.

    On November 1, 1999 the Company purchased the assets of United Building Systems, Inc. of Lexington, Kentucky. United Building Systems is a manufacturer of wall panels and roof and floor trusses, in the Lexington, Kentucky market, with annual sales of approximately $4.1 million.


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

                                                Restatement
                                   Previously    for Barter
                                    Reported    Transaction  As Restated
                                    --------     --------     --------
Income (loss) before income taxes    $ 4,861      $  (844)     $ 4,017
Provision   for  income  taxes         2,051         (330)       1,721
                                    --------     --------     --------
Net income (loss)                    $ 2,810      $  (514)     $ 2,296
                                    ========     ========     ========
Basic and diluted income (loss)
  per common share                   $  0.34      $ (0.06)     $  0.28
                                    ========     ========     ========

                                      11

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                           RESULTS OF OPERATIONS
                           ---------------------
    The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 26, 1998.

                           RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all sales and distribution and component manufacturing facilities operated by the Company, including those closed or sold during the period.

                                Three Months Ended     Nine Months Ended
                                ------------------     -----------------
                                Sept. 25,  Sept. 26,   Sept. 25, Sept. 26,
                                   1999      1998         1999      1998
                                --------   --------    --------  --------

Net Sales                         100.0%    100.0%       100.0%    100.0%
Gross profit                       22.7%     23.1%        23.1%     23.6%
Selling, general and
  administrative expense           18.0%     19.0%        19.6%     20.4%
Depreciation, goodwill
  and trademark amortization        0.5%      0.5%         0.6%      0.6%
Provision for doubtful accounts     0.2%      0.2%         0.1%      0.3%
Restructuring and unusual items      --       0.2%          --       0.9%
Other operating income             (0.4)%    (0.5)%       (0.5)%    (0.8)%
Income from operations              4.4%      3.7%         3.3%      2.2%

Net Earnings
------------
    Weather conditions during the first nine months of 1999 were relatively close to seasonal averages. In the first quarter of 1998 the Company's largest region, the Midwest, experienced a very mild winter, which allowed for favorable building conditions, which was partially offset by increased precipitation in the Northeast and South. The third quarter of 1998 and first nine months of 1999 had favorable economic conditions for the building materials supply industry. Single family housing starts in 1999 were 1.6% and 6.1% higher during the third quarter and first nine months of 1999, respectively, than during the comparable periods of 1998.

    Net income for the three months ended September 25, 1999 was $5.0 million compared with a net income of $2.3 million for the three months ended September 26, 1998. The increase in net income for the three-month period is primarily the result of increased sales, gross profit, and other operating income as well as a decrease in restructuring charges and the provision for doubtful accounts. The positive impact of these changes was partially offset by increases in selling, general and administrative ("SG&A"), depreciation and interest expenses.

     Net income for the first nine months of 1999 was $5.4 million compared with a loss of $1.7 million for the first nine months of 1998. The increase in net income for the nine-month period is primarily the result of increased sales and gross profit, and reductions in restructuring charges and the provision for doubtful accounts. The positive impact of these changes was partially offset by increases in SG&A, depreciation and interest expenses as well as a reduction in other operating income.


              Three Months Ended September 25, 1999 Compared
              ----------------------------------------------
              with the Three Months Ended September 26, 1998
              ----------------------------------------------

Net Sales
---------
    Net sales for the third quarter of 1999 increased 24.6% to $325.4 million from $261.1 million for the third quarter of 1998. Same store sales increased 23.0% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, also increased 27.8% when compared with the third quarter of 1998. Consumer same store sales increased by 0.9% for the quarter. As of September 25, 1999 the Company operated 101 sales and distribution facilities, the same number it operated at the end of the third quarter of 1998.

    The Company estimates that inflation in lumber prices increased total sales for the quarter by approximately $23.9 million, compared with the 1998 comparable period.

    The Company believes that the sales increase results primarily from its recent investments in its target major markets, re-merchandised conventional market sales and distribution facilities, recent acquisitions of component manufacturing facilities as well as favorable economic conditions. Sales increased 40.3% in the Company's nine target major markets, while sales increased 26.7% in the 13 conventional market building centers the Company has remerchandised since 1997. Component manufacturing facilities acquired since the third quarter of 1998 account for $3.2 million of the third quarter 1999 sales increase. Single family housing starts were 1.6% higher, nationally, in the third quarter of 1999 than in the comparable period of 1998. In the Company's primary geographical market, the Midwest, single family housing starts were 8.7% higher during this same period.

Gross Profit
------------
    1999 third quarter gross profit increased to $73.8 million from $60.2 million for the third quarter of 1998, a 22.6% increase. Gross profit as a percentage of sales decreased to 22.7% for the third quarter of 1999 from 23.1% in 1998. The decrease in gross profit as a percentage of sales is primarily attributable to an increased percentage of sales to building professionals, an increased percentage of sales attributable to lumber products combined with lumber price volatility, and the expansion of the Company's installed sales programs, partially offset by increased sales and gross profit margins on internally manufactured products.

     The Company believes that inflation in lumber prices increased gross profit by approximately $3.7 million in the quarter. Sales to building professionals as a percentage of sales increased to 89.0% in the third quarter of 1999 compared with 86.5% in 1998. Lumber and related products accounted for 57.9% of sales in the third quarter of 1999, compared with 54.2% for the third quarter of 1998.


Selling, General and Administrative Expense
-------------------------------------------
    SG&A expense decreased to 18.0% of net sales in the third quarter of 1999 compared with 19.0% of net sales in the third quarter of 1998. Much of the decrease is attributable to operating leverage achieved through increased sales volume.

    The Company experienced decreases, as a percentage of sales, in salaries, wages and benefits, equipment rental, marketing expenses, professional fees and maintenance expenses. Salaries, wages and employee benefits decreased as a percentage of sales by 0.2%. As of September 25, 1999, the Company had 4,565 full time and part time employees, an increase of 15.6% from September 26, 1998.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------
    Depreciation, goodwill and trademark amortization increased to $1.6 million for the third quarter of 1999 compared with $1.3 million for the same period in 1998. This increase is primarily due to depreciation on three component manufacturing facilities acquired since the second quarter of 1998 and capital additions as a result of the Company's expansion of its internal manufacturing operations and other strategic initiatives.

Restructuring and Unusual Items
-------------------------------
    In February of 1998, the Company announced a restructuring plan, the "1998 Plan", which included the closing or consolidation of eight sales and distribution facilities and two component manufacturing facilities in February, the sale of two additional sales and distribution facilities in March, and further reductions in headquarters staffing. The Company recorded a restructuring charge of $5.4 million, which included $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals.

     In the third quarter of 1998, the Company recorded additional restructuring expense as a result of certain facility carrying costs and severance costs, unknown at the time the plan was announced, but incurred as a result of the Plan.

    No restructuring or unusual items were recorded in the third quarter of 1999.


Provision for Doubtful Accounts
-------------------------------
    The provision for doubtful accounts for the third quarter of 1999 was slightly lower than the expense recorded in the third quarter of 1998. In the third quarter, the Company recorded a $467,000 provision for doubtful accounts, compared with $551,000 in the third quarter of 1998.


Other Operating Income
----------------------
    Other operating income for the third quarter of 1999 was $1.3 million compared with $1.2 million for the third quarter of 1998. During the third quarters of 1999 and 1998 there were no significant sales of excess real estate.


Interest Expense
----------------
    In the third quarter of 1999 interest expense increased to $5.9 million from $5.6 million during the third quarter of 1998, resulting primarily from an increase in average total long-term debt of approximately $33.9 million. This was partially offset by a decrease in the effective borrowing rate on total long-term debt of approximately 95 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in interest rate on the Company's revolving line of credit as a result of decreases in the average prime and LIBOR rates as well as a 25 basis point reduction in the Company's borrowing spreads, effective with the Company's new revolving credit agreement in February of 1999. Approximately 98% of the Company's third quarter average borrowings on its revolving credit facility were LIBOR-based.

Provision for Income Taxes
--------------------------
    The Company recorded income tax expense of $3.5 million for the third quarter of 1999 compared with expense of $1.7 million in the third quarter of 1998. An effective federal and state income tax rate of 38.7% was used to calculate income taxes for the third quarter of 1999, compared with an effective rate of 39.0% for the third quarter of 1998. In addition to the effective income tax rate, state franchise taxes were calculated separately and are included in the provision reported for both years.

   The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1995, 1997, and 1998, management believes that it is more likely than not that the Company will receive full benefit of its deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of the Company's operational efforts, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage and competition.


               Nine Months Ended September 25, 1999 Compared
               --------------------------------------------
               with the Nine Months Ended September 26, 1998
               ---------------------------------------------

Net Sales
---------
    Net sales for the first nine months of 1999 increased 20.7% to $805.2 million from $667.0 million for the first nine months of 1998. Same store sales increased 20.0% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, increased 23.0% when compared with the first nine months of 1998. Consumer same store sales increased 1.7% for the same period. As of September 25, 1999 the Company operated 101 sales and distribution facilities, the same number it operated at the end of the first nine months of 1998. Sales of approximately $4.0 million were recorded, in the first quarter of 1998, for the 10 sales and distribution facilities that were sold or closed during that quarter.

    The Company estimates that inflation in lumber prices increased total sales for the first nine months by approximately $31.5 million, compared with the 1998 comparable period.
                                      16

    The Company believes that the sales increase results primarily from its recent investments in its target major market, re-merchandised conventional market sales and distribution facilities, recent acquisitions of component manufacturing facilities as well as favorable economic conditions. Sales increased 29.2% in the Company's nine target major markets, while sales increased 23.9% in the 13 conventional market building centers the
Company has remerchandised since 1997. Component manufacturing facilities acquired since the second quarter of 1998 account for $8.5 million of the
nine month 1999 sales increase.   Single  family housing  starts were 6.1%
higher, nationally, in the first nine months of 1999 than in the comparable period of 1998. In the Company's primary geographical market, the Midwest, single family housing starts were 9.0% higher.


Gross Profit
------------
    Gross profit for the first nine months of 1999 increased to $186.0 million from $157.3 million for the first nine months of 1998, a 18.3% increase. Gross profit as a percentage of sales decreased to 23.1% for the first nine months of 1999 from 23.6% in 1998. The decrease in gross profit as a percentage of sales is primarily attributable to rising lumber prices, increased percentage of sales to building professionals, an increased percentage of sales attributable to lumber products combined with lumber price volatility, and the expansion of the Company's installed sales programs, partially offset by increased sales and gross profit margins on internally manufactured products.

    The Company believes that while inflation in lumber prices did increase gross profit by approximately $4.7 million in the first nine months of 1999, gross profit as a percent of sales decreased due to significant and rapid cost increases, primarily during the second quarter, which could not be passed on to customers as quickly. Lumber and related products accounted for 56.5% of sales in the first nine months of 1999, compared with 54.3% for the same period in 1998. Sales to building professionals as a percentage of sales increased to 89.7% in the first nine months of 1999 compared with 87.8% in 1998.


Selling, General and Administrative Expense
-------------------------------------------
   SG&A expense decreased to 19.6% of net sales in the first nine months of 1999 compared with 20.4% of net sales in the first nine months of 1998. Much of the decrease is attributable to operating leverage achieved through increased sales volume, expense reductions achieved as a result of the 1998 first quarter restructuring and reduced spending on major market expansion programs in 1999.
                                      17

    The Company experienced decreases, as a percentage of sales, in salaries, wages and benefits, equipment rental, employee relocation, and headquarters administrative expense. Salaries, wages and employee benefits decreased as a percentage of sales by 0.5%.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------
    Depreciation, goodwill and trademark amortization increased to $4.7 million for the first nine months of 1999 compared with $3.8 million for the same period in 1998. This increase is primarily due to depreciation on three component manufacturing facilities acquired since the third quarter of 1998 as well as capital additions as a result of the Company's major market program and expansion of the Company's manufacturing operations.


Provision for Doubtful Accounts
-------------------------------
    The provision for doubtful accounts decreased to $0.9 million for the first nine months of 1999 from $1.8 million in the first nine months of
1998. The primary reasons for the decrease are improved delinquency on 1999 outstanding accounts and increased expense in the first quarter of 1998 as a result of the delinquency of a major account.


Restructuring and Unusual Items
-------------------------------
    In February of 1998, the Company announced and completed a plan for additional restructuring activities, which included the closing or consolidation of eight building centers and two component manufacturing facilities in February, the sale of two additional building centers in March, and further reductions in headquarters staffing. The Company recorded a restructuring charge of $5.4 million, which included $3.7 million in anticipated losses on the disposition of closed center assets and liabilities, $2.0 million in severance and post employment benefits related to the 1998 Plan, and a benefit of $300,000 for adjustments to prior years' restructuring accruals. In the third quarter of 1998, the Company recorded $501,000 in additional restructuring expense as a result of certain facility carrying costs and severance costs, unknown at the time the plan was announced, but incurred as a result of the Plan.

   No restructuring or unusual items were recorded in the first nine months of 1999.
                                      18

Other Operating Income
----------------------
    Other operating income for the first nine months of 1999 was $4.4 million compared with $5.0 million for the first nine months of 1998. In the first nine months of 1999 the Company recorded gains of approximately $1.7 million on the sale of excess real estate and equipment compared with $1.8 million in 1998. In 1999, the Company recorded costs of $339,000 for carrying costs of closed operations and $471,000 for casualty losses, including a fire at one of its component manufacturing facilities. In 1998 the Company recorded no closed operation carrying costs and recorded a gain of $35,000 for casualty losses. The gain on casualty losses was a result of a $180,000 gain on the difference between insured replacement cost and book value of inventory, as a result of a fire at one of its sales and distribution facilities.


Interest Expense
----------------
    In the first nine months of 1999 interest expense increased to $17.1 million from $16.5 million during the first nine months of 1998, resulting primarily from an increase in average total long-term debt of approximately $21.5 million. This was partially offset by a decrease in the effective borrowing rate on total long-term debt of approximately 53 basis points. The decrease in the effective borrowing rate is primarily due to a reduction in interest rate on the Company's revolving line of credit as a result of decreases in the average prime and LIBOR rates as well as a 25 basis point reduction in the Company's borrowing spreads, effective with the Company's new revolving credit agreement in February of 1999. Approximately 93% of the Company's average borrowings on its revolving credit facility, during the first nine months of 1999, were LIBOR-based.


Provision for Income Taxes
--------------------------
    The Company recorded income tax expense of $4.4 million for the first nine months of 1999 compared with $91,000 in the first nine months of 1998. An effective federal and state income tax rate of 38.8% was used to calculate income taxes for the first nine months of 1999, compared with an effective rate of 39.0% for the first nine months of 1998. In addition to the effective income tax rate, state franchise taxes were calculated separately and are included in the provision reported for both years.

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

    In response to the Year 2000 issue, the Company initiated a project in early 1997 to identify, evaluate and implement changes to its existing computerized business systems. An inventory was developed of all items of concern including vehicles, manufacturing equipment, and security, heating and electrical systems. Upon completion of the inventory a plan was developed to evaluate the importance of each item, the remediation necessary to make the item compliant (either modification or replacement), the resources necessary to complete the remediation, and a time frame for completion. The plan was then reviewed by an outside party for completeness. The plan also includes the steps the Company is taking to ensure it is not at risk for problems that may occur at its suppliers or customers. The Company has surveyed, and continues to query, its customers, suppliers, and other service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. Management continues to review their responses and evaluate alternatives for those that are not sufficiently addressing the Year 2000 issue.

    The Company has addressed its software, hardware, and equipment issues through a combination of modifications to existing programs and conversions to Year 2000 compliant software and equipment. The Company believes that all of its mission critical systems and hardware are now Year 2000 ready. As of October 30, only a few non-critical software/system issues remained to be resolved, and are expected to be compliant by the end of November. The Company will continue to perform additional system testing through mid-December to help insure all systems operate smoothly into the year 2000. The Company has completed pre-event contingency plans as well as post-event testing programs for all key systems in its operating units, in order to identify and address any unforeseen issues prior to opening for business on January 3. Post-event testing of central systems will be completed by mid-December, and the Company continues to evaluate each problem area for various contingency responses to mitigate any disruption should remediation be incomplete.

    The estimated total cost of the project is $2.7 million. $800,000 of this cost is for the replacement of systems and equipment which was accelerated due to the Year 2000 problem, and which will be capitalized over the systems' estimated useful life. Through September of 1999 the Company has expended a total of $2.2 million on Year 2000 remediation.

    If modifications and conversions, by the Company and those it conducts business with, are not completed in a timely manner, the Year 2000 issue may have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's greatest risk at this time is with its store operating and accounts receivable systems and its inventory suppliers. If the store operating system has problems the Company could experience disruption in its basic distribution operations. A problem with the Company's accounts receivable system could cause some short term working capital and cash flow problems until the issue is resolved. While the Company has extended efforts to receive assurances that its product suppliers are adequately addressing this issue, the Company expects there will be some minimal interruptions in replenishment from some suppliers, but these should be addressed quickly through alternative sources.

    The most reasonably likely worst case scenario for a Year 2000 failure would involve a brief interruption of the Company's primary field systems application. Given the high level of in-house expertise in the development and maintenance of this system, the expectation is that any such failure would involve at worst a several day delay in processing. The Company has, and will continue to spend a great deal of resources to ensure that this system is compliant and will not be impacted by a Year 2000 failure. As a contingency for a failure scenario, though, the Company has arranged for the printing of key documents (sales orders scheduled for the next week, special orders placed with suppliers, pricing masters, etc.) on December 31, at each location, which would allow the operations to continue to operate, on a manual basis, for at least two weeks before there would be a serious impairment to the business. In addition, certain key systems and operating staff will be brought in on January 1 and 2, days on which the operating facilities are scheduled to be closed, to perform system testing of the field applications and check equipment, utilities and other systems. The Company can and has applied program changes to all sales and distribution facilities in a matter of hours.

Liquidity and Capital Resources
-------------------------------
    The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory, accounts receivable, and acquisitions.

    During  the  first  nine  months of 1999 net  cash  used  in  operating activities was $41.7 million, $17.3 million more than the $24.4 million used in the first nine months of 1998. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its inventory levels during the first quarter to meet the anticipated increase in sales, and in the second quarter, increases in accounts receivable occur as a result of the increased sales activity. The third quarter historically provides cash through operating income and reductions in inventory as the Company begins its seasonal adjustments. In the third quarter of 1999, these positive cash flows were partially offset by an increase in accounts receivable, the net result was a positive cash flow from operations of $1.3 million for the quarter.

    The Company's accounts receivable balance at the end of the third quarter of 1999 increased $29.7 million when compared to the end of the third quarter of 1998, an increase of 28.3%. This increase is primarily the result of a $17.0 increase in credit sales in September of 1999, when compared with September 1998 and a increase in sales to larger accounts with extended payment terms.

    Inventory at the end of the third quarter of 1999 was $18.1 million, or 16.0%, higher than at the end of the third quarter of 1998. This increase is largely attributable to the additional inventory necessary to support the 24.6% increase in third quarter sales. Significant inflation in lumber, drywall and insulation has also had a significant impact on increasing inventory in 1999. Accounts payable at the end of the second quarter of 1999 increased approximately $13.8 million, or 29.0% from the third quarter of 1998. The increase is primarily attributable to the increase in total inventory.

   The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company may also from time to time make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. In the first nine months of 1999 the Company spent $6.6 million on capital expenditures for existing operations as compared to $3.2 million for the same period in 1998. The Company expects to spend approximately $7.5 million for all of 1999. In addition, $7.2 million was spent in the first nine months of 1999 for the acquisition of two component manufacturing facilities. Under the Company's new bank revolving credit agreement, capital expenditures during 1999 are limited to $8.5 million. In addition to capital expenditures, this revolving credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

    In January of 1999, the Company acquired the assets of a wall panel manufacturer located in Cookeville, Tennessee; in March it acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels located in Bear, Delaware, and in October it acquired the assets of Advanced Truss Systems, a manufacturer of trusses, located in Kings Mountain, North Carolina. In November, the Company also acquired the assets of United Building Systems, a manufacturer of wall panels in Lexington Kentucky. The Company will consolidate its existing panel operations in Lexington with the new acquisition.

   In 1999, the Company began, or significantly expanded, the manufacturing of wall components and/or trusses at seven manufacturing facilities located with the Company's sales and distribution facilities in Hopedale, MA; Elyria, OH; Lexington, KY; Denton, NC; Elletsville, IN; Grand Rapids, MI and Jackson, TN. At November 1, 1999 the Company operated 101 sales and distribution centers and 22 component manufacturing facilities compared with 101 sales and distribution facilities and 12 component manufacturing facilities at November 1, 1998. In addition, the Company does a small amount of door and window assembly out of three sales and distribution facilities. The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by the Company, through November 1, 1999:

                                         Sales and       Component
                                        Distribution   Manufacturing
                                         Facilities      Facilities
                                         ----------      ----------
As of December 26, 1998                      101             12

   Expansion                                   -              7
   Acquisition                                 -              4
   Closings                                    -              -
   Consolidation                               -             (1)
                                            ----           ----
As of November 1, 1999                       101             22
                                            ====           ====

    At September 25, 1999, $144.9 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $41.7 million. Total borrowings under the revolving line of credit were $27.4 million higher than at the end of the third quarter of
1998. Due primarily to significant increases in sales, on several occasions during the third quarter of 1999, the Company did utilize nearly all the borrowing available under its revolving line of credit. On September 9, 1999, in order to continue to support its significant sales growth and related increase in working asset levels, the Company entered into a Second Amendment to Credit Agreement with its bank lenders. This amendment provides for a seasonal increase in the maximum borrowing under the revolving line of credit from $160 million to $200 million, from May 15 through November 15. During this same period, the Company must maintain a minimum unused availability of $20 million, compared with $15 million in excess availability required from November 16 through May 14. On July 8, 1999, the Company entered into a First Amendment to Credit Agreement with its bank lenders. Pursuant to this amendment, the definition of unused availability contained in the Company's revolving line of credit agreement was modified. Formerly, "unused availability" was defined as the lesser of $160 million or the borrowing base, less the total of outstanding loans and credits. As modified, "unused availability" means the borrowing base less the total of outstanding loans and credits. As a result, the maximum applicable borrowing under the revolving credit agreement of $160 million or $200 million can now be fully utilized. Under the former definition the maximum was limited to $145 million. The Company believes this amended agreement will provide sufficient funds for its anticipated operations and capital expenditures. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Tax Benefit".

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

    In conjunction with the new revolving credit agreement, the Company terminated its interest rate swap agreement and entered into a new interest rate swap agreement. This new agreement effectively fixed the interest rate at 5.75% plus the Company's current LIBOR borrowing spread, reduced from 8.11% under the old agreement, for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. Unlike the prior agreement, this interest rate swap has no provisions for termination based on changes in the 30-day LIBOR borrowing rate.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------
  The Company is subject to market risk associated with changes in interest rates and lumber futures contracts. The following discussion includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

   The Company's revolving line of credit provides for, subject to certain restrictions, up to $200 million of revolving credit loans and the issuance of up to $10 million of letters of credit. Depending upon the Company's rolling four-quarter interest coverage ratio, amounts outstanding under the new revolving line of credit will bear interest at a spread above the base rate of from 0% to 0.75% or from 1.50% to 2.25% above the applicable LIBOR rate. The rate is adjusted quarterly upon delivery to the lenders of the Company's most recent quarterly financial statements. Interest on amounts outstanding under the revolving line of credit will bear interest, beginning in November of 1999, at a spread above the base rate of BankBoston, N.A. of 0.25%, or 1.75% above the applicable LIBOR rate. This is 25 basis points below the rate that has been in effect since inception of the line of credit in February, 1999. Based on the Company's average borrowings for the first nine months of 1999 under its revolving credit agreement, subject to the effect of the interest rate swap agreement described below, a 25 basis point movement in the base rate or LIBOR rate would result in an approximate $220,000 annualized increase or decrease in interest expense.

  In conjunction with the Company's revolving credit agreement, the Company entered into an interest rate swap agreement. This agreement effectively fixed the interest rate at 5.75% plus the Company's current LIBOR borrowing spread (subject to adjustments in certain circumstances) for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. At November 1, 1999 the 30-day LIBOR borrowing rate was 5.41%.

   The Company enters into lumber futures contracts as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. While lumber futures contracts are entered on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At September 25, 1999 the Company had 57 lumber futures contracts outstanding with a total market value of $1,483,416 and a net unrealized loss of $186,883. These contracts mature at various times through March of 2000.

                            PART II
                       OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
     (a)  Exhibits

            4.1  Second  Amendment  to  the  Credit  Agreement   dated
                 September 14, 1999 among the Company, Bank Boston, N.A. and Nationsbank, N.A. as agents, and the lenders set forth therein.

           27.1  Financial data schedule (SEC use only).

     (b)  Reports on Form 8-K

           None.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WICKES INC.




                         By:  /s/ J. Steven Wilson
                              --------------------
                              J. Steven Wilson
                              Chairman and Chief Executive Officer
                              Principal Executive and Financial Officer



                         By:  /s/ John M. Lawrence
                              --------------------
                              John M. Lawrence
                              Controller and Principal Accounting
                              Officer


Date:  November 8, 1999