Form 10-K/A
period 1998-12-26
WICKES INC
filed 2000-01-21
CIK 910620

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-K/AAA
                             (Amendment No. 3)

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 26, 1998
                                    or
[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ______ To ______

                        Commission File No. 1-14967

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

                             TABLE OF CONTENTS
                                                                 Page No.
                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                                  3

SIGNATURES                                                          4

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

Consolidated statements of changes in common
  stockholders' equity for the years ended
  December 26, 1998, December 27, 1997 and
  December 28, 1996                                         F-4

Consolidated statements of cash flows for the
  years ended December 26, 1998, December 27, 1997
  and December 28, 1996                                     F-5

Notes to consolidated financial statements                  F-6


(3)  Exhibits
-------------
     23.1  Consent of PricewaterhouseCoopers LLP.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WICKES INC.

Date:  January 21, 2000             By: /s/ J. Steven Wilson
                                    --------------------
                                    J. Steven Wilson
                                    Chairman and Chief Executive Officer


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


16.     Barter Transaction
--------------------------
At any given time approximately 1% to 2% of the Company's total inventory will
be  classified  as  delete  or  obsolete  merchandise.   Delete  or  obsolete
merchandise consists of inventory that, while in good sellable condition, will be discontinued for one of several business reasons. This inventory, which may consist of items from any of the Company's product lines, historically has been marked down in value by approximately 20% to 30% of its original cost.

In September of 1998, the Company entered into a transaction in which it exchanged delete/obsolete merchandise, with an impaired book value of $1.2 million, for barter credits at a stated value of $1.6 million. As part of the barter transaction the Company had agreed to sell the merchandise for the new owner, on a clearance basis, and remit the proceeds, up to $350,000, to the owner. The Company entered into the transaction to free valuable showroom and storage space for new merchandise. The value of this merchandise had been previously reduced from its original cost of approximately $1.6 million to $1.2 million, based on the Company's most recent sales information. Initially the exchange was considered to be a non-monetary exchange, as outlined under APB 29 and EITF 93-11, and no further impairment was recorded at that time. The barter credits were recorded as a prepaid expense with a value of $1.2 million.

Subsequent to the second quarter of 1999, the Company restated its September 1998 financial statements to account for the barter transaction as a monetary transaction, upon receiving written confirmation from a second "Big Five" accounting firm and after careful review and concurrence of its Board of Directors Audit Committee. A non-cash charge of $844,000 has now been recorded to reduce the value of the inventory exchanged, and the resulting book value of the barter credits, from approximately $1.2 million to $350,000. As a result of this change, the Company will also record increased future earnings for each dollar of barter credits used in excess of $350,000.

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