Form 10-K
period 1999-12-25
WICKES INC
filed 2000-03-23
CIK 910620

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 25, 1999
                                    or
[   ]  Annual  Report  Pursuant to Section 13 or 15(d)  of  the  Securities
Exchange Act of 1934 for the Transition Period From ______ To ______

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

       Securities Registered Pursuant to Section 12 (b) of the Act:
                                   None
                                   ----
       Securities Registered Pursuant to Section 12 (g) of the Act:
                 Common Stock, par value of $.01 per share
                 -----------------------------------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate  by check mark if disclosure of delinquent filers  pursuant  to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

   As of February 29, 2000, the Registrant had 8,226,640 shares of Common Stock, par value $.01 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the Nasdaq National Market of Common Stock on that date) held by nonaffiliates was approximately $25,800,000 (includes the market value of all such stock other than shares beneficially owned by 10% stockholders, executive officers and directors).

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
   Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders tentatively scheduled to be held on May 18, 2000, are incorporated by reference into Part III hereof, as more specifically described herein.

                             TABLE OF CONTENTS
                             -----------------
                                                        Page No.
                                                        --------
                                  PART I
                                  ------

Item 1.    Business                                         3
Item 2.    Properties                                      21
Item 3.    Legal Proceedings                               21
Item 4.    Submission of Matters To a Vote
           of Security Holders                             23


                                  PART II
                                  -------
Item 5.    Market For Registrant's Common Equity
           and Related Stockholder Matters                 24
Item 6.    Selected Financial Data                         24
Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                   28
Item 7A.   Quantitative and Qualitative Disclosures
           about Market Risk                               40
Item 8.    Financial Statements and Supplementary Data     42
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure          42


                                  PART III
                                  --------
Item 10.   Directors and Executive Officers
           of the Registrant                               43
Item 11.   Executive Compensation                          43
Item 12.   Security Ownership of Certain
           Beneficial Owners and Management                43
Item 13.   Certain Relationships and Related Transactions  43


                                  PART IV
                                  -------
Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                         44

SIGNATURES                                                 45

                                  PART I
                                  ------
Item 1.  BUSINESS.
------------------
   Wickes Inc. ("Wickes" or the "Company") is a leading supplier and manufacturer of building materials in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling ("R&R") contractors and, to a lesser extent, project do-it-yourselfer consumers ("DIYers") involved in major home improvement projects. At February 29, 2000, the Company operated 101 sales and distribution facilities in 23 states in the Midwest, Northeast, and South and 25 component manufacturing facilities that produce and distribute roof and floor trusses, framed wall panels, and pre-hung door units.


Background
----------
   The Company was formed in 1987 as a Delaware corporation named "Wickes Lumber Company." In June 1997, the Company changed its corporate name to "Wickes Inc." The Company continues to conduct its primary operations under the "Wickes Lumber" name.

   In April 1988, the Company completed the acquisition (the "1988 Acquisition") of operations that had commenced in 1952. These operations consisted of 223 building centers and 10 component manufacturing facilities.

   On October 22, 1993, the Company completed a plan of recapitalization pursuant to which the Company retired all outstanding indebtedness incurred in connection with the 1988 Acquisition, restructured its previously existing classes of capital stock, and completed the initial public offering of 2,800,000 shares of its common stock.

   Pursuant to a plan to reduce the number of under-performing building centers and the corresponding overhead to support these building centers, and to strengthen its capital structure, the Company consolidated or closed 21 building centers and three component manufacturing facilities from the fourth quarter of 1995 through 1997. Also pursuant to this plan, in June 1996, the Company privately issued 2 million shares of its Common Stock.

   In the fourth quarter of 1997, the Company announced and began to implement a plan to streamline operations, to focus on the Company's core professional builder business, and to eliminate overhead costs and programs not directly supporting this core business. In addition to these actions, in the first quarter of 1998, the Company closed eight additional building centers and two component manufacturing facilities and sold two other building centers, and implemented further headquarters staffing and expense reductions (the "1998 Plan"). The Company's restructuring efforts were completed in 1998. For further information see "Business Strategy" and
Note 3 of Notes to Consolidated Financial Statements.


Industry Overview
-----------------
   According  to  the  Home  Improvement Research  Institute  ("HIRI")  (an
independent research organization for manufacturers, retailers and wholesalers allied to the home improvement industry), sales of home improvement products (defined as lumber, building materials, hardware, paint, plumbing, electrical, tools, floor coverings, glass, wallpaper, and lawn and garden products) associated with the maintenance and repair of residential housing and new home construction were estimated to be $248.6 billion in 1999. Despite some consolidation over the last ten years, particularly in metropolitan areas, the building material industry remains highly fragmented. The Company believes that no building material supplier accounted for more than 15.4% of the total market in 1999.

   In general, building material suppliers concentrate their marketing efforts either on building professionals or consumers. Professional-oriented building material suppliers, such as the Company, tend to focus on single-family residential contractors, R&R contractors, project DIYers and, to some extent, commercial contractors. These suppliers compete principally on the basis of service, product assortment, price, scheduled job-site delivery and trade credit availability. In contrast, consumer-oriented building material retailers target the mass consumer market, where competition is based principally on price, merchandising, location and advertising. Consumer-oriented warehouse and home center retailers typically do not offer as wide a range of services, such as specialist advice, trade credit, manufactured components, and scheduled job-site delivery, as do professional-oriented building material suppliers.

   Industry sales are linked to a significant degree to the level of activity in the residential building industry, which tends to be cyclical and seasonal due to weather. New residential construction is determined largely by household formations, interest rates, housing affordability, availability of mortgage financing, regional demographics, consumer confidence, job growth, and general economic conditions. According to the U.S. Bureau of the Census, U.S. housing starts totaled 1.35 million in 1995, 1.48 million in 1996, 1.47 million in 1997, 1.62 million in 1998, and increased to 1.66 million in 1999. The Blue Chip Economic Indicators Consensus Forecast, dated March 10, 2000, projects 2000 housing starts to be 1.58 million, down slightly from 1999. Housing starts in the Company's primary geographical market, the Midwest, increased 7.9% in 1999. The Company's two other geographical markets, the Northeast and South, experienced increases in 1999 housing starts of 3.4% and 2.5%, respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, increased by 4.7% from 1.27 million starts in 1998 to 1.33 million starts in 1999.

   Repair and remodeling expenditures tend to be less cyclical than new residential construction. These expenditures are generally undertaken with less regard to economic conditions, but both repair and remodeling projects (including projects undertaken by DIYers) tend to increase with increasing sales of both existing and newly constructed residences. HIRI estimates that sales of home improvement products to repair and remodeling professionals represented $40.5 billion, or approximately 16.3% of total 1999 sales of the building material supply industry, while direct sales to DIYers amounted to $122.4 billion.


Business Strategy
-----------------

   General
   -------
   The Company's mission is to be the premier provider of building materials and services and manufacturer of value-added building components to the professional segments of the building and construction industry.

   The   Company  is  streamlined  and  goal-oriented,  focusing  on   the
professional builder and contractor market. The Company targets five customer groups: the production or volume builder; the custom builder; the tradesman; the repair and remodeler; and the commercial developer. Its marketing approach encompasses three channels of distribution: Major Markets, Conventional Markets, and Wickes Direct. These channels are supported by the Company's network of building components manufacturing operations. In Major Markets, the Company serves the national, regional, and large local builder in larger markets with a total solutions approach and specialized services. In Conventional Markets, the Company provides the smaller building professional in less-populous markets with tailored products and services. Wickes Direct provides materials flow and logistics management services to commercial customers. The Company also serves building professionals through its network of 25 component manufacturing facilities that produce value-added, wood framed wall panels, roof and floor truss systems, and pre-hung interior and exterior doors.

   The Company announced its "Build 2003" program in 1999 as part of the Company's initiative to build public awareness of its corporate goals. Using 1998 results as a performance baseline, management outlined seven objectives it aims to achieve by the end of 2003: (1) Minimum sales growth of 6% annually: the Company achieved a 19.2% sales gain in 1999 and same store sales growth of 18.1%. (2) Internally manufacture 75% of wall panel, roof truss, floor deck and prehung door needs: the Company made steady progress in 1999, internally producing 46% of these building components in 1999, up from the 40% level achieved in 1998. (3) Increase EBITDA (see Part II, Item 6 for definition) as a percentage of net sales by a minimum 25%: the Company generated EBITDA as a percentage of net sales (before gains on sale of fixed assets) of 3.80% in 1999, a strong improvement from the 3.34% achieved in 1988. (4) Improve debt-to-equity ratio and achieve 1:1 debt-to-equity by year-end 2003: the Company improved this leverage ratio in 1999 to a 7.2:1 ratio from 8.3:1 at the end of 1998. (5) Generate a return on capital in excess of its peer group: the Company's 14.4% return on capital employed in 1999 was well above the estimated 8.5% average of its publicly
traded,  building  materials  distribution  peer  group.   (6)  Extend  its
earnings season: the Company achieved positive EBITDA of $1.6 million in the first quarter 1999 after reporting slightly negative EBITDA in the same period of 1998. (7) Provide consistency in earnings growth: the Company has demonstrated seven consecutive quarters of earnings growth.

   Major Markets
   -------------
   The Company operates in 20 Major Markets, which are served by 31 sales and distribution facilities. In this market group, the Company targets the national top 400 builders, both regional and large local builders with specialized services and a total solutions approach, including its unique "Frame A Home in A Day" program. These facilities are designed, stocked and staffed to meet the needs of the particular markets in which they are located. Major Markets are also served by all of the Company's manufacturing facilities.

   Major Markets are generally large metropolitan areas with favorable growth projections and are characterized by the active presence of national, regional and large local builders. The Company believes that the building supply industry in these Major Markets remains heavily fragmented. The Company's Major Markets programs seek to provide the large builder with specialized programs and services that integrate various methods of distribution. The Company provides these programs and services on a "virtual store" basis; that is, products and services may be provided from multiple facilities serving the Major Market on a coordinated basis with centralized customer contact and support. The Company invests significant efforts to redefine and improve customer service with a comprehensive, total solutions package of core building materials, supply chain management, material flow and logistics management.

   During 1997 and 1998, the company undertook the challenge of redefining the levels and types of customer service it will provide as part of its Major Market strategy by first understanding the cost drivers, inefficiencies, and needs of the large builders who dominate the more densely populated regions of the country. The outcome of that research was addressing a clear opportunity to assist builders in reducing their total cost of production by utilizing the Company's manufacturing and logistics expertise.

   After initiating Major Markets programs ("Target Major Markets") in four markets in 1997, the Company added these programs in five additional markets the following year. In 1999, Wickes commenced Target Major Markets initiatives in two additional markets. Over the next four years, the Company will progressively target additional Major Markets. In the interim, management believes that these markets continue to offer opportunities for growth as a traditional building materials supplier as well as provide opportunities to grow and introduce new, value-added service and product initiatives.

   The Company's value-added Manufacturing operations constitute an integral
component  supporting  the  Target Major Markets  strategy.   This  network
enables the Company to provide its customers with custom engineered, value-added manufactured framing component systems. For instance, in six markets the Company operates its "Frame a Home in a Day" concept. This initiative
allows  builders  significant  cost  savings  by  completely  framing   and
sheathing an average two-story residence in as little as one day, rather than the substantially longer period involved in traditional stick framing
methods.   In  2000,  this program will be expanded to other  Target  Major
Markets.

   The Company's operations in Major Markets contributed approximately 42.4% of the Company's net sales in 1999, compared to 42.0% in 1998 and 35.0% in 1997. For the 11 Target Major Market programs in place at the end of 1999, net 1999 sales increased approximately 27.7% over 1998 net sales.

   Conventional Markets
   --------------------
   The Company operates 70 sales and distribution facilities in small, rural
Conventional   Markets,   where  Wickes  targets   the   smaller   building
professionals such as single-family residential contractors and repair  and
re-modeler  contractors  with tailored products and  services.   Wickes  is
often the brand name of choice, as it provides a service offering mix that includes tool rental, specialized delivery, and installation services. The Company is typically the market leader in these fragmented, relatively slow
growth  markets  of  populations  generally  below  100,000.   The  Company
believes it possesses a significant competitive advantage in rural markets and small communities where it competes primarily with local, independent lumberyards and regional building chains.

   Since the beginning of 1997, the Company has completed remerchandising and remarketing programs ("Resets") in 13 sales and distribution facilities located in Conventional Markets. These programs include upgrading of the showroom layout and product presentation, expansion of product assortments (typically adding a significant number of stock keeping units, or "SKUs") with a view towards achieving category dominance in the market, and increasing service offerings such as installed sales, tool rental, specialized delivery services and additional in-store sales specialists. The 13 Conventional Market facilities that completed Resets have experienced continued significant sales increases. The Company intends to perform additional Resets in 2000 and future years. The Company's manufacturing operations also provide significant support for the Company's Conventional Market sales activities, particularly through the manufacture of pre-hung interior and exterior doors.

   Wickes Direct/Wickes Construction Services
   ------------------------------------------

   Wickes Direct focuses on the large volume needs of commercial builders, much of which is to be shipped directly from the manufacturer to the customer's job site. This marketing group concentrates on five specific types of commercial, wood projects: assisted care facilities, extended care facilities, hotels/motels (three stories and under), restaurants, and multi-
family.    In   addition  to  selling  building  materials  and  engineered components, Wickes Direct provides building design, value-engineering processes, estimating, logistics, and material delivery services to large customers anywhere in the world, all accomplished without the need for a physical facility close to the customer. Wickes Direct has project sales specialists that focus exclusively on selling building solutions to the commercial developers. Wickes Construction Services, a Wickes Direct unit launched in 2000, is a hybrid construction group that provides turnkey framing services, bids, contracts, and takeoffs, and provides installation labor and general contractor services for Wickes Direct customers.

   Manufacturing Operations
   ------------------------
   The Company owns and operates 25 component manufacturing facilities that supply the Company's customers with higher-margin, value-added products such as framed wall panels, roof and floor trusses, and pre-hung interior and exterior doors. These facilities include 17 stand-alone operations as well as eight additional operations that exist at the Company's sales and distribution facilities. Value-added manufacturing is an important component supporting both the Company's Major Market and Conventional Market strategies. In Target Major Markets, manufacturing provides key support to Wickes' position as a value-added partner and its "Frame A Home In A Day" concept. In Conventional Markets, trusses, panels, and pre-hung doors are sold to local builders. The Company believes that these engineered products improve customer service and provide an attractive alternative to job-site construction. In 1999 and 1998, the Company internally manufactured 46% and 40% respectively, by dollar volume, of its total building components distributed. As resources permit, the Company intends to expand its manufacturing facilities to supply a greater number of its sales and distribution facilities with these value-added products.

   Other Initiatives
   -----------------
   Since 1997, the Company has also initiated several other programs to supplement its Major Market and Conventional Market strategies.

   The Company's tool rental program was developed to rent specialized, professional quality tools and equipment to customers in need of equipment for unique or short-term projects. The program is designed to attract new customers as well as to provide the Company with an opportunity to supply current customers with a greater portion of their total construction needs. The program is currently in place in 29 sales and distribution facilities and will be expanded to additional facilities in 2000.

   The Company's installed insulation program consists of specially trained installation crews using specialized equipment and vehicles to install blown and batt insulation in new construction or major renovations. The installed insulation program is currently operating in 50 sales and distribution facilities and is planned to be expanded to more locations in 2000. Installed insulation is one of the value-added services that the Company believes it can cost-effectively provide to meet its customers' needs. The Company is evaluating several other product installation services, including installed siding, that may be initiated in 2000.

   The Company currently has in place an internet strategy designed to provide enhanced service levels to new and existing customers. The Company has entered into several partnership agreements with companies providing internet based services to the construction industry. Employed correctly and integrated properly, internet technology will broaden the base of products offered and the ability to service new and existing customers over the long-term.


Recent Restructurings and Operational Efforts
---------------------------------------------
   The Company continuously reviews its assets and operations in an effort to eliminate under-performing facilities and the corresponding overhead, to reduce other costs, and to focus its efforts on its target customers.

   In the fourth quarter of 1995, the Company undertook a significant restructuring program. From that time through the end of 1997, the Company closed or consolidated 21 building centers and consolidated three component manufacturing facilities. Additionally, the Company also devoted substantial efforts to control overhead costs. Beginning in early 1997, the Company increased sales efforts and initiated the Major Market programs and Conventional Market remerchandising programs discussed above.

   During the first quarter of 1998, the Company implemented the 1998 Plan, which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing.

      See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Acquisition Strategy
--------------------
       The Company intends to complement its existing manufacturing operations by acquisitions from time to time as attractive opportunities present themselves. The Company made four acquisitions of component facilities during 1999. In January, the Company acquired the assets of a wall panel manufacturer located in Cookeville, Tennessee. In March, the Company acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels located in Bear, Delaware. In October, the Company acquired the assets of Advanced Truss Systems, Inc. of Kings Mountain, North Carolina. Advanced Truss Systems is a manufacturer of engineered wood trusses servicing the greater Charlotte, North Carolina, market. In November, the Company acquired the assets of United Building Systems, Inc. of Lexington, Kentucky. United Building Systems is a manufacturer of wall panels and roof and floor trusses in the Lexington, Kentucky, market.

Markets
-------
   The Company operates in 20 Major Markets, which are served by 31 sales and distribution facilities and ten manufacturing facilities. The Company also operates 70 building centers in less populous areas, or Conventional Markets. For a further discussion of Major Markets and Conventional Markets see "Business Strategy."

   The following table sets forth the distribution of the Company's sales and distribution facilities located in Conventional and Major Markets by size of the local market:

                                       Number of Sales and
                 Total               Distribution Facilities
             Households in         Conventional       Major
           Thirty Mile Radius        Markets         Markets
           ------------------        -------         -------
           Under 50,000                16               0
           50,000-100,000              17               0
           100,000-250,000             21              10
           250,000-500,000             13               9
           500,000 and over             3              12
                                       --              --
           Total                       70              31
                                       ==              ==

   Geographical Distribution
   -------------------------
   The Company's 101 sales and distribution facilities are located in 23 states in the Midwest, Northeast and South. The Company believes that its geographic diversity generally lessens the impact of economic downturns and adverse weather conditions in any one of the Company's geographic markets. The following table sets forth certain information with respect to the locations of the Company's sales and distribution facilities as of February 29, 2000:


         Midwest                    Northeast                      South
-------------------------   ---------------------------   ----------------------
             Number of                     Number of                   Number of
             Sales and                     Sales and                   Sales and
             Distribution                  Distribution                Distribution
  State      Facilities         State      Facilities         State    Facilities
  -----      ----------         -----      ----------         -----    ----------
Michigan        30          Pennsylvania       6          Alabama          3
Wisconsin       14          New York           3          Kentucky         3
Indiana         11          Maine              2          Texas            2
Ohio             5          New Hampshire      2          Florida          2
Illinois         4          Connecticut        1          Mississippi      2
Colorado         3          New Jersey         1          North Carolina   2
                            Massachusetts      1          Georgia          1
                            Maryland           1          Louisiana        1
                                                          Tennessee        1
                --                            --                          --
       Total    67                   Total    17          Total           17
                ==                            ==                          ==

   Facilities Opened, Closed and Consolidated
   ------------------------------------------
   During the first quarter of 1998, as part of the 1998 Plan, the Company closed or consolidated eight building centers and two component manufacturing facilities and sold two other building centers, all in Conventional Markets. For a further description of the 1998 Plan, see "Business Strategy." In 1998, the Company also opened two new component manufacturing facilities at existing sales and distribution sites, and purchased a third component manufacturing facility in Indianapolis, Indiana. The Company also acquired four manufacturing facilities in 1999. See "Business Strategy - Acquisition Strategy."

   The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by the Company at December 31, 1994, December 30, 1995, December 28, 1996, December 27, 1997, December 26, 1998 and December 25, 1999.

                                  Sales and            Component
                                 Distribution        Manufacturing
                                  Facilities          Facilities
                                  ----------          ----------
As of December 31, 1994              130                  10
  Acquisitions                         5                   2
  Expansion                            2                  --
  Closings                           (10)                 --
  Consolidations                     (17)                 (1)
                                     ---                  --
As of December 30, 1995              110                  11

  Expansion                           --                   1
  Consolidations                      (2)                 --
                                     ---                  --
As of December 28, 1996              108                  12

  Expansion                            6                   1
  Closings                            (2)                 --
  Consolidations                      (1)                 (2)
                                     ---                  --
As of December 27, 1997              111                  11

  Expansion                           --                   2
  Acquisition                         --                   1
  Sold                                (2)                 --
  Closings                            (7)                 (2)
  Consolidations                      (1)                 --
                                     ---                  --
As of December 26, 1998              101                  12

  Expansion                                                1
  Acquisition                         --                   4
                                     ---                  --
As of December 25, 1999              101*                 17
                                     ===                  ==

*Eight additional component manufacturing facilities are located in existing
 Sales & Distribution facilities.

Customers
---------
   The Company has a broad base of customers, with no single customer accounting for more than 2.0% of net sales in 1999. In 1999, 93% (compared with 89% in 1998) of the Company's sales were on trade credit, with the remaining 7% as cash and credit card transactions.

   Home Builders
   -------------
   The Company's primary customers are single-family home builders. In 1999, all home builder customers accounted for 62% of the Company's sales, compared with 61% in 1998. The majority of the Company's sales to these customers are of high-volume commodity items, such as lumber, building materials, and manufactured housing components. The Company will continue its intense focus on this customer segment, offering new products and developing additional services to meet their needs.

   Commercial / Multi-family Contractors
   -------------------------------------
   Wickes Direct and Wickes International concentrate on sales to commercial contractors (primarily those engaged in constructing motels, restaurants, nursing homes, extended stay facilities, and similar projects) and multi-family residential contractors. Sales to these customers are made on a direct ship basis as well as through the Company's sales and distribution
facilities.   In 1999, sales to these customers accounted for approximately
19% of the Company's sales, compared with 17% in 1998. During 1999, the Company integrated the Wickes Direct domestic program more closely with its manufacturing operations.

   Repair & Remodelers
   -------------------
   In 1999, R&R customers accounted for approximately 9% of the Company's sales, compared with 10% in 1998. The R&R segment consists of a broad spectrum of customers, from part-time handymen to large, sophisticated business enterprises. Some R&R contractors are involved exclusively with single product application, such as roofing, siding, or insulation, while some specialize in remodeling jobs, such as kitchen or bathroom remodeling or the construction of decks, garages, or full room additions. The Company offers the product and project expertise, special order capability, design assistance, and credit terms to serve the widely varying needs of this diverse market.

   DIYers
   ------
   Sales to DIYers (both project and convenience) represented about 10% of the Company's sales in 1999, compared with 12% in 1998. The percentage of sales to DIYers varies widely from one sales and distribution facility to another, based primarily on the degree of local competition from warehouse and home center retailers. The Company's sales and distribution facilities do not have the large showrooms or broad product assortments of the major warehouse or home center retailers. For small purchases, the showrooms serve as a convenience rather than a destination store. Consequently, the Company's focus on consumer business is toward project DIYers -- customers who are involved in major projects such as building decks or storage buildings or remodeling kitchens or baths.

Sales and Marketing
-------------------
   The Company employs a number of marketing initiatives designed to increase sales and to support the Company's goal of being the dominant force in the sale of lumber and other building materials to building professionals in each of its markets.

   Building Professional
   ---------------------
   The Company seeks to establish long-term relationships with its professional customers by providing a higher level of customer assistance and services than are generally available at independently owned building centers or large warehouse and home center retailers.

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

   In both Conventional and Major Markets, the Company's primary link to the
building  professional  market  is its  experienced  sales  staff.   As  of
February   29,   2000  the  Company's  approximately  407   outside   sales
representatives ("OSRs") are commissioned sales persons who work with professional customers on an on going basis at the contractors' job sites
and  offices.   Typically,  a  sale  to a  contractor  is  made  through  a competitive bid prepared by the OSR from plans made available by the contractor. From these plans, the OSR or sales support associate prepares and provides to the contractor a bid and a complete list, or "take-off," of the materials required to complete the project. Preparation of a take-off requires significant time and effort by trained and experienced sales representatives and support associates. The Company has equipped most of its sales and distribution facilities with a computerized system which significantly reduces the time required to prepare take-offs. In addition, this system instantly recalculates changes and automatically includes add-on products needed to complete the project, which generally improves productivity, sales and margins. The ability of the sales representative to provide prompt and accurate take-offs, to arrange timely deliveries, and to provide additional products or services as necessary is an important element of the Company's marketing strategy and distinguishes the Company from many of its competitors.

   As of February 29, 2000 the Company currently employs 128 specialty salespeople in its sales and distribution facilities who provide expert advice to customers in project design, product selection and applications.

A staff of 40 trained R&R sales specialists offer special services to R&R contractors equivalent to that accorded home builders. In many of its sales and distribution facilities, the Company maintains separate R&R offices. The Company currently has kitchen and bath departments in most of its sales and distribution facilities and has a staff of 80 kitchen and bath specialists. The Company also employs 8 specialists in other departments.

   The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Approximately 93% of the Company's sales during 1999 were on credit, with the remaining 7% consisting of cash or credit card sales, including approximately 0.6% of sales on the Company's private label credit card. Overall credit policy is established at the corporate level, with each sales and distribution facility manager and a district credit manager responsible for the administration and collection of accounts. The accounts are generally not collateralized, except to the extent the Company is able to take advantage of the favorable materialmen's lien laws of most states applicable in the case of delinquent accounts.

   The Company operates a fleet of 859 delivery vehicles as of February 29, 2000, to provide job-site deliveries of building materials scheduled to coordinate with project progress, including 87 specialized delivery trucks equipped for roof-top or second story delivery, 102 specialized millwork delivery vehicles, 47 vehicles designed for installation of blown insulation, and 49 vehicles equipped with truck-mounted forklifts. The Company will continue to add these specialized vehicles to other markets where there is sufficient demand for such services.

   Over the past several years, the Company has installed and will continue to increase its base of computer-aided design hardware and software. These systems include design and take-off software for kitchens, decks, outbuildings, additions and houses. With these tools, sales representatives and specialists are able to provide customers with professional-quality plans more efficiently.

   In 1997, the Company began an equipment rental program at 25 of its sales
and  distribution  facilities.   Under  this  program,  the  Company  rents
specialized, professional quality tools and equipment to customers in need of equipment for unique or short-term projects. The program is currently in place in 29 sales and production facilities and will be expanded to additional facilities in 2000.

   In 1997, the Company also began its installed insulation program. Through the use of specialized equipment and vehicles and its specially trained installation crews, the Company installs blown and batt insulation in new or existing construction. There are currently 50 sales and distribution facilities that offer this service.

   The Company's internet site on the World Wide Web provides information about Wickes' services and products, facilitates doing business with customers, allows customers to look up their own transactional information, and features extensive links to suppliers and other industry references. The Company's home page can be found on the web at: http://www.wickes.com.

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

   The Company's showrooms generally feature product presentations such as kitchen, bath, door and window displays. The showrooms are regularly re-merchandised to reflect product trends, service improvements and market requirements. During 1997 and 1998 the Company completed Resets in five and six, respectively, of its sales and distribution facilities' showrooms. During 1999, the Company completed additional Resets in two facilities. For those centers that completed Resets during 1997 and 1998, the Company has experienced sales increases of approximately 22% and 9%, respectively, in the 12-month period following completion of the Reset. Additional showroom improvements are contemplated for 2000 and future years.

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

Products
--------
   To provide its customers with the quality products needed to build, remodel and repair residential and commercial properties, the Company offers a wide variety of building products, totaling approximately 63,000 SKUs Company wide and the ability to special order additional products. The Company believes that these special order services are extremely important to its customers, particularly the building professional. In 1999, approximately 31% of the Company's sales were of special order items, compared with 32% in 1998. Each of the Company's sales and distribution facilities tailors its product mix to meet the demands of its local market. Approximately 5,500 SKUs are typically stocked in a particular sales and distribution facility.

   The Company categorizes its products into four groups: Commodity Wood Products -- lumber, plywood, treated lumber, sheathing, wood siding and specialty lumber; Building Products -- roofing, vinyl siding, doors, windows, mouldings, drywall and insulation; Hardlines -- hardware products, paint, tools, kitchen and bathroom cabinets, plumbing products, electrical products, light fixtures and floor coverings; and Manufactured Housing Components -- roof and floor trusses, and interior and exterior wall panels. Commodity Wood Products, Building Products, Hardlines, and Manufactured Housing Components represented 37%, 34%, 10% and 19%, respectively, of the Company's sales for 1999 and 44%, 36%, 10% and 10%, respectively, of sales for 1998.


Manufacturing
-------------
   The Company owns and operates 25 component manufacturing facilities that supply the Company's customers with higher-margin, value-added products such as framed wall panels, roof and floor trusses, and pre-hung interior and exterior doors. These facilities include 17 stand alone operations as well as eight additional operations that exist at the Company's sales and distribution facilities. These manufacturing operations enable the Company to serve the needs of its professional customers for such quality, custom-made products. In 1999, the Company's manufacturing operations supplied approximately 46% of the pre-hung doors, roof trusses, wall panels, and floor decks sold by the Company. The Company believes that these value-added, engineered manufactured products improve customer service and provide an attractive alternative to job-site construction. As resources permit, the Company plans to expand its manufacturing facilities to take advantage of these increased opportunities and to supply a greater number of its sales and distribution facilities with these products.
                                   17

Suppliers and Purchasing
------------------------
   The Company purchases its products from numerous vendors. The great majority of commodity items are purchased directly from manufacturers, while the remaining products are purchased from a combination of manufacturers, wholesalers and other intermediaries. No single vendor accounted for more than 4.4% of the Company's purchases in 1999, and the Company is not dependent upon any single vendor for any material product. The Company believes that alternative sources of supply are readily available for substantially all of the products it offers.

   The great majority of the Company's commodity purchases are made on the basis of individual purchase orders rather than supply contracts. In certain product lines, though, the Company has negotiated some advantageous volume pricing agreements for a portion of the product line's purchases. Because approximately 34% of the Company's average inventory consists of commodity wood products and manufactured housing components, which are subject to price volatility, the Company attempts to match its inventory levels to short-term demand in order to minimize its exposure to price fluctuations. In addition, the Company enters into futures contracts to hedge longer term pricing commitments. The Company has developed an effective coordinated purchasing program that allows it to minimize costs through volume purchases, and the Company believes that it has greater purchasing power than many of its smaller, local independent competitors. The Company seeks to develop close relationships with its suppliers in order to obtain favorable pricing and service arrangements.

   The Company's computerized inventory tracking and forecasting system, as part of its inventory replenishment system, is designed to track and maintain appropriate levels of products at each sales and distribution facility. These systems have increased the Company's operating efficiencies by providing an automated inventory replenishment system.

   The Company has active rail sidings at 60 of its sales and distribution and manufacturing facilities, enabling suppliers to ship products purchased by the Company directly to these facilities by rail. The Company also utilizes one distribution center owned by a third party, located in Chicago, Illinois, through which approximately 2% of the Company's wood products inventory is delivered.


Seasonality
-----------
   Historically, the Company's first quarter and, occasionally, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, that result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter weather conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition
-----------
   The building material industry is highly competitive. Due to the fragmented nature of the industry, the Company's competitive environment varies by location and by customer segment. Reduced levels of construction activity have, in the past, resulted in intense price competition among building material suppliers that has, at times, adversely affected the Company's gross margins.

   Within the building professionals market, the Company competes primarily with local independent lumber yards and regional and local building material chains. Building professionals generally select building material suppliers based on price, job site delivery, quality and breadth of product lines, reliability of inventory levels, and the availability of credit. The Company believes that it competes favorably on each of these bases.
The Company believes that it has a significant competitive advantage in rural markets and small communities, conventional markets, where it competes primarily with local independent lumber yards, regional building material chains, and, to a lesser extent, with national building center chains and warehouse and home center retailers, which generally locate their units in more densely populated areas. In Major Markets the Company believes that its total package of services and ability to serve the large builder provides it with a competitive advantage.


Environmental and Product Liability Matters
-------------------------------------------
   Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. Other than tanks at one acquired facility, recently installed and in compliance with modern standards, all such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken remedial actions with respect thereto. In addition, it is possible that similar contamination  may exist on properties no longer owned or operated  by  the
Company, the remediation of which the Company could, under certain circumstances, be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past five years.

   The Company has been identified as a potential responsible party in two Superfund landfill clean up sites. Based on the amounts claimed and the Company's prior experience, it is expected that the Company's liability in these two matters will not be material.

   For information concerning certain litigation concerning products containing asbestos or silica dust, see "Item 3. Legal Proceedings."

   Although the Company has not expended material amounts in the past eleven years with respect to the foregoing, and expenditures in the most recent five years have been significantly reduced, there can be no assurances that these matters will not give rise to additional compliance and other costs that could have a material adverse effect on the Company.


Employees
---------
   As of February 29, 2000, the Company had approximately 4,515 employees, of whom 3,989 were employed on a full-time basis. The number of employees generally fluctuates consistent with the seasonal nature of the Company's business. The Company believes that it has maintained favorable relations with its employees. None of the Company's employees are covered by a collective bargaining agreement.


Trademarks and Patents
----------------------
   The Company has no material patents, trademarks, licenses, franchises, or concessions other than the name "Wickes Lumber" and the "Flying W" trademark.


                        __________________________


   Forward-looking statements in this Item 1 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and readers are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: effects of seasonality and cyclicality discussed under the headings "Industry Overview" and "Seasonality"; effects of competition; interest rates and the Company's ability to service and comply with the terms of its debt; lumber prices; the success of the Company's operational inititiatives; and the outcome of the contigencies discussed in Note 8 of the Company's Consolidated Financial Statements included elsewhere herein.

Item 2.  PROPERTIES.
--------------------
   The Company's 101 sales and distribution facilities are located in 23 states, with 67 in the Midwest, 17 in the Northeast and 17 in the South. See "Item 1. Business - Markets." The Company believes that its facilities generally are in good condition and will meet the Company's needs in the foreseeable future.

   The Company's Conventional Market building centers generally consist of a showroom averaging 9,600 square feet and covered storage averaging 38,400 square feet. The Company's sales and distribution facilities located in Major Markets tend to be more specialized. Since the beginning of 1997, the Company has completed Resets in 13 sales and distribution facilities located in Conventional Markets. The Company's sales and distribution facilities are situated on properties ranging from 1.0 to 28.2 acres and averaging 9.3 acres. The Company also operates 17 stand-alone component manufacturing facilities, which have an average of 40,300 square feet under roof on 6.9 acres.

   The Company owns 84 of its sales and distribution facilities and 82 of the sites on which such facilities are located. The remaining 17 sales and distribution facilities and 19 sites are leased. As of December 25, 1999, the Company also held for sale the assets of 7 closed facilities with an aggregate book value of $2.5 million. In addition to its sales and distribution facilities, the Company operates 17 stand-alone component manufacturing plants, 12 of which are owned sites and 5 of which are on leased sites. Eight additional plants are located on sales and distribution facility sites.

   The Company also owns or leases a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of the Company's products. As of February 29, 2000, the fleet included approximately 194 heavy duty trucks, 87 of which provide roof-top or second story delivery and 49 other vehicles equipped with truck mounted forklifts, 516 medium duty trucks, 568 light duty trucks and automobiles, 574 forklifts, 102 specialized millwork delivery vehicles, and 47 vehicles equipped to install blown insulation.

   The Company leases its corporate headquarters, a portion of which is subleased, located at 706 North Deerpath Drive in Vernon Hills, Illinois.


Item 3.  LEGAL PROCEEDINGS.
---------------------------
   The Company has been identified as a potential responsible party in two Superfund landfill clean up sites. In Browning-Ferris Industries, et al v.
                                       ------------------------------------
Richard  Ter Maat, et al. v. Wickes Lumber Company, et al., Case No.  92  C
---------------------------------------------------------------------------
22059 filed in the United State District Court for the Northern District of
-----
Illinois, Wickes has been named as a potentially responsible party for cleanup of the MIG-DeWanne Landfill located in Boone County, Illinois. The Company has also received notification from the United States Environmental Protection Agency regarding cleanup of the Adams/Quincy Landfills #2 & #3 located in Quincy, Illinois. Based on the amounts claimed and the Company's prior experience, it is expected that the Company's liability in these two matters will not be material.

   The Company is one of many defendants in two class action suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which the Company has no connection other than as a customer. Librado Amador, et al. v. Alamo Concrete Products Limited,
            ---------------------------------------------------------------
Wickes  Lumber  Company, et al., Case No. 16696, was  filed  in  the  229th
-----------------------------------------------
Judicial District Court of Duval County, Texas.   Javier Benavides, et  al.
                                                  -------------------------
v. Magic Valley Concrete, Inc., Wickes Lumber Company, et al., Case No. DC-
---------------------------------------------------------------------------
96-89   was  filed  in the 229th Judicial District Court of  Starr  County,
-----
Texas. The Company has entered into a cost-sharing agreement with its insurers, and any liability is expected to be minimal.

   The Company is one of many defendants in approximately 145 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 16 similar actions for insignificant amounts, and another 186 of these actions have been dismissed.

   The Company is involved in various other legal proceedings which are incidental to the conduct of its business. Certain of these proceedings involve potential damages for which the Company's insurance coverage may be unavailable. While the Company does not believe that any of these proceedings will have a material adverse effect on the Company's financial position, results of operations or liquidity, there can be no assurance of this.

   The Company's assessment of the matters described in this Item 3 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. The outcome of the matters described in this Item 3 may differ from the Company's assessment of these matters as a result of a number of factors including but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company's experience, the Company's ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom the Company may be entitled to indemnity, and the unpredictability of matters in litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
-------------------------------------------------------------
  None.

                                  PART II
                                  -------

Item    5.    MARKET   FOR   REGISTRANT'S   COMMON   EQUITY   AND   RELATED
---------------------------------------------------------------------------
STOCKHOLDER MATTERS.
--------------------

   The Company's Common Stock is authorized for trading on the Nasdaq National Market under the trading symbol "WIKS." As of February 29, 2000 there were 8,226,640 shares outstanding held by approximately 130 shareholders of record.

   The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock as reported on the NASDAQ National Market System. Prices do not include retail markups, markdowns or commissions.

          Three Months Ended              High         Low
          ------------------              ----         ---
          Fiscal 1999
          -----------
          March 27                      $ 5.188     $ 3.750
          June 26                         6.250       3.188
          September 25                    6.813       4.250
          December 25                     6.750       4.688

          Fiscal 1998
          -----------
          March 28                      $ 4.625     $ 3.000
          June  27                       10.250       3.938
          September 26                    6.438       2.500
          December 26                     5.000       2.500

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


Item 6.  SELECTED FINANCIAL DATA.
---------------------------------
   The following table presents selected financial data derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 25, 1999. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained elsewhere in this report.


                       WICKES INC. AND SUBSIDIARIES
                   SELECTED CONSOLIDATED FINANCIAL DATA
             (in thousands, except ratios and per share data)


                                      Dec. 25,      Dec. 26,      Dec. 27,      Dec. 28,      Dec. 30,
                                        1999          1998          1997          1996          1995
                                        ----          ----          ----          ----          ----
Income Statement Data:
---------------------
  Net sales                         $1,084,633    $  910,272    $  884,082    $  848,535    $  972,612
  Gross profit                         253,643       215,472       203,026       189,463       220,812
  Selling, general and
      administrative expense           214,581       186,853       185,385       162,329       194,629
  Depreciation, goodwill and
    trademark amortization               6,473         5,253         4,863         5,367         5,882
  Provision for doubtful accounts        1,724         2,915         1,707         1,067         6,482
  Other operating income                 5,768         6,837        10,689         6,796         5,831
  Restructuring and unusual items (1)        -         5,932          (559)          745        17,798
  Income from operations                36,633        21,356        22,319        26,751         1,852
  Interest expense (2)                  23,302        21,632        21,417        21,750        24,351
  Equity in loss of affiliated company       -             -         1,516         3,183         3,543
  Income (loss) before income taxes     13,331          (276)         (614)        1,818       (26,042)
  Income taxes                           1,283         1,019         1,099         1,010         1,353
  Deferred tax expense (benefit)         4,460          (330)         (153)          300       (11,796)
  Net income (loss)                      7,588          (965)       (1,560)          508       (15,599)
  Ratio of earnings to fixed charges (3)  1.48             -             -          1.08             -
  Interest coverage (4)                   1.97          1.32          1.36          1.61          0.35
  Adjusted interest coverage (5)          1.97          1.61          1.33          1.65          1.15

Per Share Data:
--------------
  Earning (loss) per common share -
     basic                               $0.92        ($0.12)        (0.19)        $0.07        ($2.54)
  Weighted average common shares -
     basic                           8,216,265     8,197,542     8,168,257     7,207,761      6,135,610
  Earning (loss) per common share -
     diluted                             $0.91        ($0.12)       ($0.19)        $0.07         ($2.54)
  Weighted average common shares -
     diluted                         8,330,571     8,197,542     8,168,257     7,221,082      6,135,610

Operating and Other Data:
------------------------
  EBITDA (6)                           $43,106       $26,609       $27,182       $32,118    $     7,734
  Adjusted EBITDA (7)                   43,106        32,541        26,623        32,863         25,532
  Cash interest expense (8)             21,792        20,185        20,016        19,969         22,266
  Depreciation and amortization          6,473         5,253         4,863         5,367          5,882
  Deferred financing cost amortization   1,510         1,447         1,401         1,781          2,085
  Capital expenditures                   8,624         5,854         7,758         2,893          7,538
  Same store sales growth (9)             18.1%          9.0%          4.7%        (6.4%)         (3.8%)
  Building centers open at end of period   101           101           111           108            110
  Net cash (used in) provided by
     operating activities              (11,245)        2,627       (24,554)       18,710         15,862
  Net cash (used in) provided by
     investing activities              (17,597)       (1,623)        6,040         2,410        (10,277)
  Net cash provided by (used in)
     financing activities               28,849        (1,018)       16,660       (19,274)        (7,535)

Balance Sheet data (at period end):
----------------------------------
  Working capital                    $ 162,523      $135,345     $ 134,459      $116,771      $ 139,622
  Total assets                         334,009       292,183       283,352       272,842        302,515
  Total long-term debt, less
     current maturities                220,742       191,961       193,061       176,376        205,221
  Total stockholders' equity            30,819        23,148        24,001        25,499         15,129

               Notes to Selected Consolidated Financial Data
               ---------------------------------------------

(1)  During  the  first quarter of 1998, the Company implemented  the
     1998 Plan which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter. In 1997, the Company recorded a $0.6 million credit as a result of finalizing the 1995 restructuring plan. In 1995, the Company recorded a $17.8 million charge relating to a plan to reduce the number of operating building centers, the corresponding overhead to support those centers identified, strengthen its capital structure, and other unusual items. The 1995 restructuring plan was adjusted in 1996 by an additional charge of $0.7 million. In 1994, the Company recorded a $2.0 million charge primarily as a result of its headquarters cost reduction plan.

(2) Interest expense includes cash interest expense and amortization of deferred financing costs (see note 8 below).

(3)  For purposes of computing this ratio, earnings consist of income
     (loss) before income taxes and fixed charges. Fixed charges consist of cash interest expense, amortization of deferred financing costs, and a portion of operating lease rental expense that is representative of the interest factor attributable to interest expense. Such earnings were insufficient to cover fixed charges by $0.3 million, $0.8 million, and $37.8 million for the years ended December 26, 1998, December 27, 1997 and December 30, 1995, respectively.

(4)  For purposes of computing this ratio, earnings consists of EBITDA
     (as defined in note 6 below), which is divided by cash interest expense (as defined in note 8 below).

(5) For purposes of computing this ratio, earnings consists of Adjusted EBITDA (as defined in note 7 below), which is divided by cash interest expense (as defined in note 8 below).

(6)  EBITDA represents income (loss) before income taxes,  equity  in loss of affiliated company, interest expense, depreciation and amortization. EBITDA is not presented herein as an alternative measure of operating results but rather to provide additional information related to debt service capability, and does not represent cash flow from operations, as defined by GAAP and may not be comparable to similarly titled measures reported by other companies.

(7) Adjusted EBITDA represents EBITDA (as defined in note 6 above) adjusted to exclude restructuring and unusual items and is used in the adjusted interest coverage ratio to reflect debt service capability before the effect of these restructuring and unusual items, and provides an additional measure of debt service capability for ongoing operations.

(8) Cash interest expense consists of interest expense less amortization of deferred financing costs. The following table details interest expense, cash interest expense, and interest paid for each of the five years ended December 25, 1999 (in thousands).

                             1999       1998       1997      1996      1995
                             ----       ----       ----      ----      ----
Interest expense          $23,302    $21,632    $21,417   $21,750   $24,351
Less:
 Amortization of deferred
      financing   costs     1,510      1,447      1,401     1,781     2,085
                          -------    -------    -------   -------   -------
Cash interest expense      21,792     20,185     20,016    19,969    22,266

Decrease (increase) in
   accrued  interest       (  289)       700       (225)      403       557
                          -------    -------    -------   -------   -------

Interest paid              $21,503   $20,885    $19,791   $20,372   $22,823
                          ========   =======    =======   =======   =======

(9)Same store sales growth data reflects average sales for sales and distribution facilities and other facilities that were operated by the Company throughout both the current and previous year. The following table lists, by year, the number of locations that were included in this calculation:

                    Year      No. of Facilities
                    ----      -----------------
                    1999           101
                    1998           101
                    1997           107
                    1996           101
                    1995           101

     The sixteen lumber centers closed on December 29, 1995 were excluded from the 1995 same store figures, and two centers that were consolidated with another Wickes center, in early 1995, were included in 1995 same store results.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------     -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS.
                  -----------------------------------

General
-------

  The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. The table and subsequent discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

                                               Years Ended
                                               -----------

                                     Dec 25,     Dec. 26,    Dec. 27,
                                       1999         1998        1997
                                       ----         ----        ----
     Net sales                        100.0%       100.0%      100.0%
     Gross profit                      23.4         23.7         23.0
     Selling, general and
       administrative expense          19.8         20.5         21.0
     Depreciation, goodwill and
       trademark amortization           0.6          0.6          0.6
     Provision for doubtful accounts    0.2          0.3          0.2
     Restructuring and unusual items    0.0          0.7         (0.1)
     Other operating income            (0.5)        (0.7)        (1.2)
     Income from operations             3.4          2.3          2.5

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

   The Company's first quarter and, occasionally, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter weather conditions. Weather conditions in 1997 and 1999 were relatively normal throughout the year. During the first quarter of 1998, the Company experienced mild winter weather conditions in the

Company's   Midwest  region,  which  was  partially  offset  by   increased
precipitation in the Northeast and South.

   The following table contains selected unaudited quarterly financial data for the years ended December 25, 1999, December 26, 1998 and December 27, 1997. Quarterly earnings/(loss) per share may not total to year-end earnings/(loss) per share due to the issuance of additional shares of Common Stock during the course of the year.

                         QUARTERLY FINANCIAL DATA
                         ------------------------
                            Three Months Ended
                            ------------------
           (in millions, except per share data and percentages)

                                                                  Basic / Diluted
                          Net Sales as a                           Net Earnings/
                           % of Annual      Gross     Net Income     (Loss)per
               Net Sales    Net Sales       Profit      /(Loss)    Common Share
               ---------    ---------       ------      -------    ------------
1999
  March 27      $191.1        17.6%         $45.9        $(3.3)    $(.40)/(.40)
  June 26        288.7        26.6           66.3          3.6       .44 / .43
  September 25   325.4        30.0           73.8          5.0       .61 / .61
  December 25    279.4        25.8           67.6          2.2       .27 / .26

1998
  March 28      $168.8        18.5%         $41.0        $(6.8)    $(.83)/(.83)
  June 27        237.1        26.1           56.1          2.8       .34/.34
  September 26   261.1        28.7           60.2          2.3       .28/.28
  December 26    243.3        26.7           58.2          0.7       .09/.09

1997
  March 29      $159.3        18.0%         $36.9        $(5.2)    $(.63)/(.63)
  June 28        237.3        26.9           54.3          1.3       .16/.16
  September 27   266.3        30.1           60.3          1.8       .22/.22
  December 27    221.1        25.0           51.5          0.5       .06/.06

   In 1998, the Company recorded a charge of $5.9 million for restructuring and unusual items. In 1997, the Company recorded a benefit of $0.6 million for restructuring and unusual items. For additional information on the restructuring and unusual items charge, see Note 3 of Notes to Consolidated Financial Statements included elsewhere herein. In the fourth quarter of 1997, the Company recorded a gain of $4.5 million on the sale of six pieces of real estate. In the fourth quarter of 1998, two pieces of real estate were sold for gains of $0.4 million. Gains or losses on the sale of real estate are recorded under other operating income.

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

                        ___________________________


   This Item 7 contains statements which, to the extent that they are not recitations of historical fact, constitute Forward Looking Statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. A number of important factors could cause the Company's business and financial results and financial condition to be materially different from those stated in the Forward Looking Statements. For a discussion of these matters, see the last paragraph of Item 1 of this report.


1999 Compared with 1998
-----------------------

  Net Sales
  ---------

   Net  sales  for  1999 increased $174.4 million, or  19.2%,  to  $1,084.6 million from $910.3 million in 1998. Sales for all facilities operated throughout both years ("same store") increased 18.1%. During 1999, the Company experienced a 22.1% increase in same store sales to its primary customer segment, the professional home builder, and a 30.8% increase in same store sales to commercial builders. Consumer sales declined 0.2% on a same store basis.

   Total housing starts in the United States increased 3.0% in 1999, and starts in the Company's primary geographical market, the Midwest, increased approximately 7.9%. The Company's two other geographical markets, the Northeast and South, experienced increases of 3.4% and 2.5%, respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, experienced an increase of 4.7% in 1999, from 1.27 million starts in 1998 to 1.33 million starts in 1999.

   Sales  at  its  Target Major Markets increased 28% in  1999.   Sales  at
Conventional Resets completed in 1997 and 1998 increased 22% and 9% respectively in the 12 month period following completion of the reset.

  The Company estimates that inflation in lumber prices positively affected 1999 sales by approximately $44.3 million, when compared with lumber prices during 1998.

  Gross Profit
  ------------

   Gross profit increased $38.2 million to 23.4% of net sales for 1999 compared with 23.8% of net sales for 1998. The increase in gross profit dollars is primarily due to increased sales, improved product costs and increased margins on internally manufactured products. In the third quarter of 1998, the Company recorded a charge of $0.8 million as a result of an exchange of clearance merchandise for barter credits. The decline in gross profit percentage was primarily the result of the effects of rapid lumber inflation that occurred during the second and third quarters of 1999 as well as a continued shift in sales mix to professional builders.

   The Company estimates that lumber inflation in 1999, when compared with 1998 price levels, increased gross profit dollars by approximately $7.1 million. The percent of Company sales attributable to professional builders increased to 89.9% for 1999 compared with 87.9% for 1998. The Company anticipates that its increased focus on internally manufactured building components will likely offset the additional pressure on gross margin created by the increased emphasis on sales to the professional builder.

  Selling, General, and Administrative Expense
  --------------------------------------------

   In 1999, selling, general, and administrative expense ("SG&A") decreased as a percent of net sales to 19.8% compared with 20.5% of net sales in 1998. Much of this improvement is attributable to expense reductions as a result of the Company's 1998 Plan and the completion of most of the Company's remerchandising programs during or prior to the end of the second quarter of 1998. In addition, operating leverage achieved as a result of significant sales growth also contributed to the decline as a percent of sales.

   The Company experienced decreases from 1998 to 1999, as a percent of sales, in salaries and wages, travel, general office expenses, utilities, rent, marketing, delivery and administrative expenses which were partially offset by increased maintenance, employee benefits and other insurance costs. Improvements in the administration of vacation pay resulted in a $1.0 million, or 0.1% of sales, improvement in SG&A expenses for 1999. The Company anticipates similar improvements during 2000 as a result to policy changes related to hourly and salary vacation vesting.


  Depreciation, Goodwill and Trademark Amortization
  -------------------------------------------------

   Depreciation, goodwill and trademark amortization costs increased $1.2 million in 1999 compared with 1998. This increase is primarily due to depreciation on manufacturing facility acquisitions, rental equipment and capital improvements made as a result of the Company's major market and remerchandising programs.

  Provision for Doubtful Accounts
  -------------------------------

   The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Provision for doubtful accounts decreased to $1.7 million or 0.2% of sales from $2.9 million or 0.3% of sales for 1998. While the Company did experience several large write-offs during 1998 and 1999, the results were in line with its historical average of approximately 0.3% of sales.

  Restructuring and Unusual Items
  -------------------------------

   During the first quarter of 1998 the Company implemented the 1998 Plan, which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded a restructuring charge of $5.4 million in the first quarter of 1998 and an additional charge of $0.5 million in the third quarter of 1998. The $5.9 million cumulative charge included $4.1 million in anticipated losses on the disposition of closed facility assets and liabilities, $2.1 million in severance and post employment benefits related to the 1998 plan, offset by a benefit of $300,000 for adjustments to prior years' restructuring accruals. The $4.1 million in anticipated losses included the write-down of assets (excluding real estate), to their net realizable value of $3.4 million and $700,000 in real estate carrying costs. The $2.1 million in severance and post employment benefits covered approximately 250 employees that were released as a result of reductions in headquarters staffing and the closing or consolidation of the ten operating facilities. The $300,000 benefit from prior years was a result of accelerated sales of previously closed facilities during the fourth quarter of 1997 and first quarter of 1998. The acceleration of these sales resulted in a change in the estimate of facility carrying costs for the sold facilities. At December 26, 1998 the accrued liability for restructuring had been reduced to zero.

  Other Operating Income
  ----------------------

   Other operating income decreased to $5.8 million in 1999 from $6.8 million in 1998. The decrease is primarily the result of a decrease in gains reported on the sale of real estate of closed facilities, excess vehicles and equipment, and a decrease in one-time insurance recoveries. During 1999, the Company sold five pieces of real estate and recorded total gains on the sale of fixed assets of $1.8 million compared with nine pieces of real estate sold and total gains on the sale of fixed assets of $2.1 million during 1998. In addition, the Company recorded during 1998 approximately $1.0 million in gains as a result of the difference between insured replacement cost and book value as a result of a fire and storm damage at certain of the Company's sales and distribution facilities.

  Interest Expense
  ----------------

  Interest expense increased to $23.3 million in 1999 from $21.6 million in 1998. This increase was the result of an increase in average outstanding debt under the Company's revolving line of credit of $26 million partially offset by a decrease in the overall effective borrowing rate of 40 basis points. The increase in average outstanding debt was due primarily to increases in working capital and increased investment in property, plant and equipment used to support the Company's significant growth in sales volume during 1999.

  Provision for Income Taxes
  --------------------------

  In 1999 and 1998, the Company recorded income tax expense of $5.7 million and $0.7 million, respectively. Net operating loss carryforwards were used to substantially offset current income taxes payable in 1999.

  Net Income
  ----------

   The Company recorded net income of $7.6 million in 1999, compared with a net loss of $1.0 million in 1998, an improvement of $8.6 million. The primary components of this improvement include an increase in gross profit dollars of $38.2 million, a $5.9 million decrease in restructuring and unusual items, a 0.7% decrease in SG&A as a percentage of net sales and a $1.2 million decrease in provision for doubtful accounts. These improvements were partially offset by a $1.1 million increase in depreciation, goodwill and trademark amortization, a $1.7 million increase in interest expense, a $5.1 million increase in provision for income taxes and a reduction in other income of $1.2 million.


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

   The Company experienced significant sales increases (averaging in excess of 20%) in its target major markets and at sales and distribution facilities that completed showroom resets in 1997 and 1998.

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

   As a result of the 1998 Plan, the Company operated ten fewer sales and distribution facilities at the end of 1998 than it operated at the end of 1997. The ten sales and distribution facilities that were closed, sold, or consolidated, as a result of the 1998 Plan, contributed an aggregate of $4.0 million to 1998 sales and $46.5 million to 1997 sales. See " Item 1. Business - Business Strategy."

  Gross Profit
  ------------

   Gross profit increased $12.4 million to 23.7% of net sales for 1998 compared with 23.0% of net sales for 1997. The increase in gross profit is primarily due to increased sales, improved product costs and increased margins on internally manufactured products.

   The  increase  in  gross  profit  as a percent  of  sales  is  primarily attributable to improved margins on internally manufactured products, improved product costs and improved margins on installed sales. These improvements were partially offset by the effects of lumber deflation and a continued increase in the percent of sales attributable to professional builders. The Company estimates that lumber deflation in 1998, when compared with 1997 price levels, reduced gross profit by approximately $5.5 million. The percent of Company sales attributable to professional builders increased to 87.9% for 1998 compared with 86.5% in 1997. The Company also recorded a charge of $0.8 million in the third quarter of 1998 as the result of an exchange of clearance merchandise for barter credits.

  Selling, General, and Administrative Expense
  --------------------------------------------

   In 1998, SG&A decreased as a percent of net sales to 20.5% compared with 21.0% of net sales in 1997. Much of this reduction is attributable to expense reductions as a result of the Company's 1998 Plan and the completion of most of the Company's remerchandising programs during or prior to the end of the second quarter of 1998.

   In the first quarter of 1998, the Company closed eight underperforming building centers, and two component manufacturing facilities, and sold its two sales and distribution facilities in Iowa. For further information, including the charge taken by the Company in the first quarter of 1998, see "Restructuring and Unusual Items" and Note 3 of the Notes to Consolidated Financial Statements included elsewhere herein.

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

  Restructuring and Unusual Items
  -------------------------------

   For a description of the 1998 Plan and related charges, see the discussion under the comparision of 1999 and 1998 results of operations set forth above.

  Other Operating Income
  ----------------------

   Other operating income decreased to $6.8 million in 1998 from $10.7 million in 1997. The decrease is primarily the result of a decrease in gains reported on the sale of real estate of closed facilities and excess vehicles and equipment. In 1998 the company sold nine pieces of real estate and recorded total gains on the sale of fixed assets of $2.1 million, compared with total gains of $6.3 million recorded in 1997 and the sale of 12 facilities. This decrease was partially offset by approximately $1.0 million in gains as a result of the difference between insured replacement cost and book value as a result of a fire and storm damage at certain of the Company's sales and distribution facilities during 1998.

  Interest Expense
  ----------------

  Interest expense increased to $21.6 million in 1998 from $21.4 million in 1997. This increase was the result of an increase in average outstanding debt under the Company's revolving line of credit of $9.1 million partially offset by a decrease in the overall effective borrowing rate of 38 basis points. The increase in average outstanding debt was due primarily to increases in working capital and increased investment in property, plant and equipment.

  Equity in Loss of Affiliated Company
  ------------------------------------

   The Company's net investment in Riverside International LLC was reduced to zero as a result of the $1.5 million loss that was recorded in 1997. Accordingly, the Company recorded no equity in loss of affiliated company during 1998.

  Provision for Income Taxes
  --------------------------

  In 1998 and 1997, the Company recorded current income tax expense of $0.7 million and $1.0 million, respectively. Current income tax provisions for both years consist of state and local tax liabilities.

  Net Income
  ----------

   The Company recorded a net loss of $1.0 million in 1998, compared with a net loss of $1.6 million in 1997, an improvement of $0.6 million. The primary components of this improvement include an increase in gross profit of $12.4 million and a decrease in losses attributable to Riverside
International LLC of $1.5 million. These improvements were partially offset by a $6.5 million increase in restructuring and unusual items expense, a reduction in other income of $3.9 million, and increases in SG&A expense of $1.5 million and provision for doubtful accounts of $1.2 million.


Liquidity and Capital Resources
-------------------------------

   The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

  In 1999, net cash used in operating activities amounted to $11.2 million. This compares with cash provided by operating activities of $2.6 million in 1998. The use of cash is primarily the result of increases in receivables and inventory to support the Company's strong sales growth during 1999, partially offset by improvements in earnings after adjustment for non-cash expenses and increased current liabilities. In addition, the Company increased its capital expenditures in 1999 to $7.7 million, net of the $.9 million in manufacturing equipment converted to operating leases, from $5.9 million in 1998. Both years were partially offset by proceeds on the sale of fixed assets.

   Accounts receivable at the end of 1999 were $110.1 million, an 18.5% increase over year end 1998, primarily as a result of a 12.7% increase in
December 1999 credit sales compared with December 1998 and an increase in accounts with extended terms. Inventory at the end of December 1999 was $17.0 million higher than at the end of 1998, primarily as a result of significantly higher sales and continued demand for lumber and building materials during December, due in part to very favorable weather conditions. The amount of the Company's accounts payable on any balance sheet date may vary from the average accounts payable throughout the period due to the timing of payments and will tend to increase or decrease in conjunction with an increase or decrease in inventory.

   The Company's capital expenditures consist primarily of the construction of facilities for new and existing operations, the remodeling of sales and distribution facilities and component manufacturing facilities, and the purchase of equipment and management information systems. The Company may also from time to time make expenditures to establish or acquire operations to  expand  or complement its existing operations, especially in its  major
markets  and  manufacturing.   The Company made  $7.7  million  in  capital
expenditures in 1999, net of the $0.9 million in manufacturing equipment converted to operating leases. In addition, $0.2 million was funded by insurance proceeds received as a result of 1998 insured casualty losses.
Under the Company's new bank revolving credit agreement, expenditures capitalized for financial statement purposes, excluding acquisitions and the portion of expenditures reimbursed by insurance proceeds as a result of
casualty losses, are limited to $8.5 million during 1999.   The Company's
actual expenditures in 1999, as defined by the new revolving credit agreement, were $7.5 million. In addition to capital expenditures, this revolving credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

    In January of 1999, the Company acquired the assets of a wall panel manufacturer located in Cookeville, Tennessee; in March, it acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels located in Bear, Delaware; and in October, it acquired the assets of Advanced Truss Systems, a manufacturer of trusses, located in Kings Mountain, North Carolina. In November, the Company also acquired the assets of United Building Systems, a manufacturer of wall panels in
Lexington, Kentucky. The Company will consolidate its existing panel operations in Lexington with the new acquisition. The total purchase price of these acquisitions was $14.3 million, of which $13.0 million was paid in cash in 1999 with the remainder to be paid in 2000 and 2001, payable in cash or stock at the option of the Company.

   In 1999, the Company began, or significantly expanded, the manufacturing of wall components and/or trusses at seven manufacturing facilities located with the Company's sales and distribution facilities in Hopedale, MA; Elyria, OH; Lexington, KY; Denton, NC; Elletsville, IN; Grand Rapids, MI and Jackson, TN. At December 25, 1999 the Company operated 101 sales and distribution centers and 25 component manufacturing facilities compared with 101 sales and distribution facilities and 20 component manufacturing facilities at December 26, 1998. At December 25, 1999, there were no material commitments for future capital expenditures.

   The Company maintained excess availability under its revolving credit facility throughout 1999. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In these same periods, the Company typically reaches its peak utilization of its revolving credit facility because of the increased inventory needed for the peak building season.

    On February 17, 1999, the Company entered into a new revolving credit agreement and repaid all indebtedness under and terminated its old revolving credit agreement. Among other things, the changes between the old agreement and this new agreement include (i) an initial 25 basis point reduction in the Company's LIBOR and prime borrowing rates to 200 basis points over LIBOR and 50 basis points over prime, and further provisions for additional decreases in the borrowing rate if certain interest coverage levels are achieved, (ii) an increase in the maximum credit line from $130 million to $160 million, (iii) a decrease in the unused line fee from 50 basis points to 25 basis points, (iv) elimination of the fixed charge coverage requirement, (v) extension of the term of the agreement to June of 2003, (vi) increases, subject to the permitted discretion of the agent for the lenders, in the percent of eligible accounts receivable to 85% from a range between 80% and 85% and the percent of eligible inventory to 60% from a range between 50% and 60%. Covenants under the new agreement do require, among other things, that the Company maintain unused availability (defined as the amount by which the borrowing base exceeds outstanding loans and credits) under the new revolving line of credit of at least $15 million (subject to increase in certain circumstances) and maintain certain levels of tangible capital funds.

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

   At February 29, 2000, the Company had outstanding borrowings of $120.8 million and unused availability of $30.6 million under its new revolving credit facility. The Company currently has excess availability under its revolving credit facility and anticipates that funds provided by operations and under this facility will be adequate for the Company's future needs.

   On February 17, 1999, in conjunction with the new revolving credit agreement, the Company terminated its interest rate swap agreement and entered into a new interest rate swap agreement. This new agreement effectively fixed the Company's borrowing cost at 7.75% (subject to adjustments in certain circumstances), reduced from 8.11% under the old agreement, for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. Unlike the prior agreement, this interest rate swap has no provisions for termination based on changes in the 30-day LIBOR borrowing rate. At February 29, 2000, the 30-day LIBOR borrowing rate was 5.92%.

   The Company's new revolving credit facility and the trust indenture relating to the Company's 11-5/8% Senior Subordinated Notes contain certain covenants and restrictions. Among other things, the revolving credit facility prohibits non-stock dividends, certain investments and other "restricted payments" by the Company. The trust indenture generally restricts non-stock dividends and other restricted payments by the Company to 50% of "cumulative consolidated net income," or, if cumulative consolidated net income is a loss, minus 100% of such loss, of the Company earned subsequent to October 22, 1993, plus the proceeds of the sale of certain equity securities after such date. In addition, the trust indenture prohibits non-stock dividends and limits other restricted payments while (as at present) the Company's fixed charge coverage ratio is less than or equal to 2.0.


Net Operating Loss Carryforwards
--------------------------------

  At December 25, 1999, the Company and its subsidiaries had federal income tax net operating loss carryforwards ("NOLs") of approximately $35.9 million. The NOLs will expire in the years 2006 to 2018 if not previously utilized. See also Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

Year 2000
---------

   The Year 2000 problem related to the inability of certain computer programs and computer hardware to properly handle dates after December 31, 1999. Potentially, businesses were at risk for miscalculations and systems failures. In response to the Year 2000 issue, the Company initiated a plan in early 1997 to identify, evaluate and implement changes to its existing computerized business systems. An inventory was developed of all items of concern including vehicles, manufacturing equipment, and security, heating and electrical systems. The plan also included steps to ensure the Company was not at risk for problems that may occur at its suppliers or customers. To-date the Company has not experienced any significant Year 2000 problems and will continue to monitor its systems over the next few months.

   The Company's total cost for the Year 2000 project was estimated at $2.7 million. Through December 25, 1999, approximately $2.5 million has been spent, of which approximately $0.9 million is for the replacement of systems and equipment which was accelerated due to the Year 2000 problem, and has been capitalized over the systems estimated useful life.


Statements of Financial Accounting Standards
--------------------------------------------

  Recently Issued Accounting Pronouncements
  -----------------------------------------

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," was issued amending SFAS No. 133 by deferring the effective date for one year, to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.




Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------  ----------------------------------------------------------

  The Company is subject to market risk associated with changes in interest rates and lumber futures contracts.

   On February 17, 1999, the Company entered into a new revolving credit agreement with a group of financial institutions. The new revolving line of credit provides for, subject to certain restrictions, up to $200 million of revolving credit loans on a seasonal basis and the issuance of up to $10 million of letters of credit. Until delivery to the lenders of the
Company's  financial  statements  for the  period  ending  June  26,  1999, interest on amounts outstanding under the new revolving line of credit shall bear interest at a spread above the base rate of BankBoston, N.A. of 0.50%, or 2.00% above the applicable LIBOR rate. After that time, depending upon the Company's rolling four-quarter interest coverage ratio, amounts outstanding under the new revolving line of credit will bear interest at a spread above the base rate from 0% to 0.75% or from 1.50% to 2.25% above the applicable LIBOR rate. With the delivery of the Company's financial results as of September 25, 1999, borrowing speads were reduced to 0.25% above the base rate of Bank Boston, N.A. and 1.75% above the applicable LIBOR spread. Based on the Company's 1999 average borrowings under its revolving credit agreement, subject to the effect of the interest rate swap agreement described below, a 25 basis point movement in the base rate or LIBOR rate would result in an approximate $227,285 annualized increase or decrease in interest expense. See Note 12 of Notes to Consolidated Financial Statements included elsewhere herein.

  On February 17, 1999, in conjunction with the Company's new revolving credit agreement, the Company terminated its interest rate swap agreement and entered into a new interest rate swap agreement. This new agreement effectively fixed the Company's borrowing cost at 7.75% (subject to adjustments in certain circumstances) for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. With the reduction in the Company's borrowing spreads to 0.25% above the Bank Boston base rate and 1.75% above the applicable LIBOR rate on November 11, 1999, this swap currently fixes the Company's borrowing cost at 7.50% on $40 million of the Company's borrowings under its floating rate revolving line of credit. Unlike the prior agreement, this interest rate swap has no provisions for termination based on changes in the 30-day LIBOR
borrowing  rate.   At  February 29, 2000 the 30-day LIBOR  borrowing  rate
was 5.92%.

   The Company enters into lumber futures contracts as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. While lumber futures contracts are entered on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At December 25, 1999 the Company had 15 lumber futures contracts outstanding with a total market value of $552,000 and an immaterial net unrealized loss. These contracts all mature in 2000.

   The fair value of the Company's fixed rate debt was $85 million and $84 million at December 25, 1999 and December 26, 1998, respectively. Assuming a 100 basis point decrease in the yield to maturity at December 25, 1999, the fair value of the fixed rate debt would have increased by $2.4 million.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

   Financial statements of the Company are set forth herein beginning on page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------

         AND FINANCIAL DISCLOSURE.
         -------------------------

  The Company filed a Form 8-K report on December 7, 1999 reporting a change in the Company's independent accountants.

                                 PART III
                                 --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

   Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 18, 2000.


Item 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

   Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 18, 2000.


Item   12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
----------  ---------------------------------------------------

            MANAGEMENT.
            -----------

   Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 18, 2000.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

   Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 18, 2000.

                                  PART IV
                                  -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------- -----------------------------------------------------------------

(a)  List of Documents Filed as a Part of this Report:
---  -------------------------------------------------

(1)  Financial Statements:                               Page No.
---  ---------------------                               --------

Independent Auditors Report                                 F-1

Report of Independent Accountants                           F-2

Consolidated balance sheets as of December 25, 1999
  and December 26, 1998                                     F-3

Consolidated statements of operations for the years
  ended December 25, 1999, December 26, 1998 and
  December 27, 1997                                         F-4

Consolidated statements of changes in common
  stockholders' equity for the years ended
  December 25, 1999, December 26, 1998 and
  December 27, 1997                                         F-5

Consolidated statements of cash flows for the years
  ended December 25,1999, December 26, 1998
  and December 27, 1997                                     F-6

Notes to consolidated financial statements                  F-7


(2)  Financial Statement Schedules:
---  ------------------------------

Schedule            Description
--------            -----------

Report of Independent Accountants                           S-1

II.                 Valuation and Qualifying Accounts       S-2


(3)  Exhibits
---  --------

See Exhibit Index included elsewhere herein.


(b)  Reports on Form 8-K
---  -------------------

The Company filed a Form 8-K report on December 7, 1999 reporting a change in the Company's independent accountants.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WICKES INC.
                                    -----------

Date:  March 23, 2000           By: /s/ J. Steven Wilson
                                    --------------------
                                    J. Steven Wilson
                                    Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                  Title                            Date
     ---------                  -----                            ----

/s/ J. Steven Wilson    Chairman and Chief Executive Officer   March 23, 2000
--------------------
J. Steven Wilson        (Principal Executive and Financial Officer)
                        Director

/s/ Harry T. Carneal    Director                               March 23, 2000
--------------------
Harry T. Carneal

/s/ Albert Ernest, Jr.  Director                               March 23, 2000
----------------------
Albert Ernest, Jr.

/s/ William H. Luers    Director                               March 23, 2000
--------------------
William H. Luers

/s/ Robert E. Mulcahy III Director                             March 23, 2000
-------------------------
Robert E. Mulcahy III

/s/ Frederick H. Schultz Director                              March 23, 2000
------------------------
Frederick H. Schultz

/s/ Robert T. Shaw      Director                              March 23, 2000
------------------
Robert T. Shaw

/s/ Claudia B. Slacik   Director                              March 23, 2000
---------------------
Claudia B. Slacik

/s/ James A. Hopwood    Vice President-Finance                March 23, 2000
--------------------
James A. Hopwood       (Principal Accounting Officer)

                        INDEPENDENT AUDITORS REPORT
                        ---------------------------

To the Board of Directors and Stockholders of Wickes Inc.
Vernon Hills, IL


We have audited the accompanying consolidated balance sheet of Wickes Inc. and subsidiaries as of December 25,1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 25, 1999 listed in the Index at Item
14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wickes Inc. and subsidiaries as of December 25, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended December 25, 1999, when considered in relation to the basic 1999 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP


Chicago, IL
February 22, 2000

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of Wickes Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Wickes Inc. and its subsidiaries at December 26, 1998, and the results of their operations and their cash flows for each of the two years ended December 26, 1998 and December 27, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 15 to the 1999 consolidated financial statements (Note 16 in the 1998 consolidated financial statements), Wickes Inc. has restated previously issued consolidated financial statements to change its accounting for a barter transaction.



                                   /s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 1999 except for Note 15 in the 1999 financial statements (Note 16 in the 1998 financial statements), as to which the date is August 31, 1999.

                       WICKES INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                  December 25, 1999 and December 26, 1998
                     (in thousands, except share data)



                                                            1999               1998
        ASSETS                                              ----               ----
Current assets:
 Cash                                                    $      72          $      65
 Accounts receivable, less allowance for doubtful
   accounts of $4,105 in 1999 and $4,393 in 1998           110,103             92,926
 Notes receivable                                              481              1,095
 Inventory                                                 120,705            103,716
 Deferred tax asset                                          7,184              8,857
 Prepaid expenses                                            2,663              2,808
                                                           -------            -------
   Total current assets                                    241,208            209,467
                                                           -------            -------
 Property, plant and equipment, net                         50,599             45,830
 Trademark (net of accumulated amortization
   of $10,718 in 1999 and $10,496 in 1998)                   6,301              6,523
 Deferred tax asset                                         14,695             17,482
 Rental equipment (net of accumulated depreciation
   of $1,010 in 1999 and $572 in 1998)                       1,981              1,883
 Other assets (net of accumulated amortization
   of $11,463 in 1999 and $9,502 in 1998)                   19,225             10,998
                                                           -------            -------
   Total assets                                          $ 334,009          $ 292,183
                                                           =======            =======
        LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                    $    -             $      16
 Accounts payable                                           53,190             54,017
 Accrued liabilities                                        25,495             20,089
                                                           -------            -------
   Total current liabilities                                78,685             74,122
                                                           -------            -------
Long-term debt, less current maturities                    220,742            191,961
Other long-term liabilities                                  3,763              2,952
Commitments and contingencies (Note 8)

Stockholders' equity (Note 9):
 Preferred stock (no shares issued)
 Common stock, $0.01 par value
    20,000,000 shares authorized
    1999 -  8,224,888 shares issued
    1998 -  8,207,268 shares issued                             82                 82
 Additional paid-in capital                                 86,870             86,787
 Accumulated deficit                                       (56,133)           (63,721)
                                                           -------            -------
   Total stockholders' equity                               30,819             23,148
                                                           -------            -------
   Total liabilities and stockholders' equity            $ 334,009          $ 292,183
                                                           =======            =======

The accompanying notes are an integral part of the consolidated financial statements.


                       WICKES INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 25, 1999, December 26, 1998, and December 27, 1997
                   (in thousands, except per share data)


                                            1999             1998             1997
                                            ----             ----             ----
Net sales                                $1,084,633       $  910,272       $  884,082
Cost of sales                               830,990          694,800          681,056
                                          ---------        ---------        ---------
  Gross profit                              253,643          215,472          203,026
                                          ---------        ---------        ---------
Selling, general and administrative
 expenses                                   214,581          186,853          185,385
Depreciation, goodwill and trademark
 amortization                                 6,473            5,253            4,863
Provision for doubtful accounts               1,724            2,915            1,707
Restructuring and unusual items                -               5,932             (559)
Other operating income                       (5,768)          (6,837)         (10,689)
                                          ---------        ---------        ---------
                                            217,010          194,116          180,707
                                          ---------        ---------        ---------

  Income from operations                     36,633           21,356           22,319

Interest expense                             23,302           21,632           21,417
Equity in loss of affiliated company           -                -               1,516
                                          ---------        ---------        ---------
  Income (loss) before income taxes          13,331             (276)            (614)

Provision (benefit) for income taxes:
  Current                                     1,283            1,019            1,099
  Deferred                                    4,460             (330)            (153)
                                          ---------        ---------        ---------
      Net income (loss)                  $    7,588       $     (965)      $   (1,560)
                                          =========        =========        =========
Basic income (loss) per common share     $     0.92       $    (0.12)      $    (0.19)
                                          =========        =========        =========
Diluted income (loss) per common share   $     0.91       $    (0.12)      $    (0.19)
                                          =========        =========        =========
Weighted average common shares -
 for basic                                8,216,265        8,197,542        8,168,257
                                          =========        =========        =========
Weighted average common shares -
 for diluted                              8,330,571        8,197,542        8,168,257
                                          =========        =========        =========




The accompanying notes are an integral part of the consolidated financial statements.


                       WICKES INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 For the Years Ended December 27, 1997, December 26, 1998 and December 25, 1999
                   (in thousands, except for share data)


                                                         Additional                     Total
                                     Common Stock         Paid-in     Accumulated    Stockholders'
                                   Shares     Amount      Capital       Deficit         Equity
                                   ------     ------      -------       -------         ------
Balance at December 28, 1996     8,159,347     $ 82      $ 86,613      $(61,196)      $ 25,499

Net loss                                          -          -           (1,560)        (1,560)
Issuance of common stock            16,858        -            62          -                62
                                 ---------      ---       -------       --------

Balance at December 27, 1997     8,176,205       82        86,675       (62,756)        24,001

Net loss                                         -           -             (965)          (965)
Issuance of common stock            31,063       -            112          -               112
                                 ---------      ---       -------       -------         ------

Balance at December 26, 1998     8,207,268       82        86,787       (63,721)        23,148

Net income                                       -           -            7,588          7,588
Issuance of common stock            17,620       -             83          -                83
                                 ---------      ---       -------      --------        -------

Balance at December 25, 1999     8,224,888     $ 82      $ 86,870     $ (56,133)      $ 30,819
                                 =========      ===       =======      ========        =======



The accompanying notes are an integral part of the consolidated financial statements.

                       WICKES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 25, 1999, December 26, 1998, and December 27, 1997
                              (in thousands)

                                                                     1999             1998            1997
                                                                     ----             ----            ----
Cash flows from operating activities:
Net income (loss)                                                 $  7,588         $  (965)        $ (1,560)
 Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating activities:
 Equity in loss of affiliated company                                    -               -            1,516
 Depreciation expense                                                5,852           4,785            4,395
 Amortization of trademark                                             222             222              222
 Amortization of goodwill                                              399             246              246
 Amortization of deferred financing costs                            1,510           1,447            1,401
 Provision for doubtful accounts                                     1,724           2,915            1,707
 Gain on sale of assets                                             (1,458)         (1,834)          (6,180)
 Deferred tax (benefit) provision                                    4,460            (330)            (153)
 Changes in assets and liabilities, excluding effects
    of acquisitions:
  Increase in accounts receivable                                  (16,904)        (14,053)         (12,285)
  Decrease (increase) in notes receivable                              614           2,105           (3,200)
  Increase in inventory                                            (15,831)         (1,010)          (2,034)
  Increase (decrease) in accounts payable and accrued
     liabilities                                                     3,539          10,814           (4,590)
  Increase in deferred gain                                              -               -             (670)
  Increase in prepaids and other assets                             (2,960)         (1,715)          (3,369)
                                                                   -------        --------          -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                (11,245)          2,627          (24,554)
                                                                   -------        --------          -------

Cash flows from investing activities:
  Purchases of property, plant and equipment                        (8,624)         (5,854)          (7,758)
  Payments for acquisitions                                        (12,999)              -                -
  Proceeds from sales of property, plant and equipment               4,026           4,231           13,798
                                                                   -------          ------           ------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                (17,597)         (1,623)           6,040
                                                                   -------          ------           ------

Cash flows from financing activities:
  Net borrowing (repayments) under revolving line of credit         28,782          (1,084)          16,732
  Reductions of note payable                                           (16)            (46)            (134)
  Net proceeds from issuance of common stock                            83             112               62
                                                                    ------          ------           ------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 28,849          (1,018)          16,660
                                                                    ------          ------           ------

NET INCREASE (DECREASE) IN CASH                                          7             (14)          (1,854)
Cash at beginning of period                                             65              79            1,933
                                                                    ------          ------           ------

CASH AT END OF PERIOD                                             $     72        $     65         $     79
                                                                  ========        ========         ========

Supplemental schedule of cash flow information:
  Interest paid                                                   $ 21,503        $ 20,885         $ 19,791
  Income taxes paid                                                  1,524             987            1,344

Supplemental schedule of non-cash investing
     and financing activities
  The Company purchased capital stock and assets
  in conjunction with acquisitions made during the
  period.  In connection with these acquisitions,
  liabilities were assumed as follows:
     Assets acquired                                              $ 14,850       $      -          $      -
     Liabilities assumed                                          $    529       $      -          $      -
     Purchase price payable                                       $  1,322       $      -          $      -

     The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business
--  -----------------------

Wickes Inc. (formerly Wickes Lumber Company), through its sales and distribution facilities, markets lumber, building materials and services primarily to professional contractors, repair and remodelers, and do-it-yourself home owners, principally in the Midwest, Northeast and Southern United States. Wickes Inc.'s wholly-owned subsidiaries are: Lumber Trademark Company ("LTC"), a holding company for the "Flying W" trademark; and GLC Division, Inc. ("GLC"), which subleases certain real estate to Wickes Inc.


2.   Accounting Policies
--   -------------------

Principles of Consolidation
---------------------------

The consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Inc. and all its wholly-owned subsidiaries (the "Company"). All significant intercompany balances have been eliminated.

Fiscal Year
-----------

The  Company's  fiscal  year ends on the last Saturday  in  December.   All
periods presented represent 52-week years.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

Accounts Receivable
-------------------

The Company extends credit primarily to qualified professional contractors and professional repair and remodelers, generally on a non-collateralized basis.

Inventory
---------

Inventory consists principally of finished goods. The Company utilizes the first-in, first-out (FIFO) cost flow assumption for valuing its inventory. Inventory is valued at the lower of cost or market, but not in excess of net realizable value.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost and are depreciated under the straight-line method. Estimated useful lives range from 15 to 39 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for buildings and improvements. Leasehold improvements are depreciated over the life of the lease. Machinery and equipment lives range from 3 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant, and equipment are included in the Company's statement of operations as other operating income.

Rental Equipment
----------------

Rental equipment consists of hand tools and power equipment held for rental. This equipment is depreciated under the straight-line method over a 5-to-10 year life.

Other Assets
------------

Other assets consist primarily of deferred financing costs and goodwill which are being amortized on the straight-line method, goodwill over 20 to 35 years and deferred financing costs over the expected terms of the related debt agreements.

The Company's investment in an international operation was recorded under the equity method. The Company's share of losses is reflected as equity in loss of affiliated company on the Consolidated Statements of Operations. As of December 27, 1997, the Company's investment had been reduced to zero and there is no obligation to make additional investments.

Amortization expense for deferred financing costs is reflected as interest expense on the Company's Consolidated Statements of Operations.

Trademark
---------

The Company's "Flying W" trademark is being amortized over a 40-year period.

Postretirement Benefits Other Than Pensions
-------------------------------------------

The Company provides certain health and life insurance benefits for eligible retirees and their dependents. The Company accounts for the costs of these postretirement benefits over the employees' working careers in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Postemployment Benefits
-----------------------

The Company provides certain other postemployment benefits to qualified former or inactive employees. The Company accounts for the costs of these postemployment benefits in the period when it is probable that a benefit will be provided in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits."
                                   F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion of the related tax asset will be realized.

Earnings Per Common Share
-------------------------

Earnings  per common share are calculated in accordance with SFAS No.  128,
"Earnings  Per  Share."   Weighted average  shares  outstanding  have  been
adjusted for dilution using the treasury stock method.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates reported.

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates assets held for use and assets to be disposed of in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has historically reviewed excess property held for sale, and when appropriate, recorded these assets at the lower of their carrying amount or fair value (see Note 5).

Stock-Based Compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value of such instruments. The pronouncement requires companies that choose not to adopt the fair value method of accounting to disclose the pro forma net income and earnings per share under the fair value method. As permitted by SFAS 123, the Company elected to continue the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intrinsic value method of accounting prescribed by APB Opinion 25. As required, the Company has disclosed the pro forma net income and pro forma earnings per share as if the fair value based accounting methods had been used to account for stock-based compensation cost (see Note 9).

Segment Reporting
-----------------

In June 1997, the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Based on this criteria, the Company has determined that it operates in one business segment, that being the supply and distribution of lumber and building materials to building professionals and do-it-yourself customers, primarily in the Midwest, Northeast, and South. Thus, all information required by SFAS No. 131 is included in the Company's financial statements. No single customer represented more than 10% of the Company's total sales in 1999, 1998, and 1997.

Recently Issued Accounting Pronouncements
-----------------------------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," was issued amending SFAS No. 133 by deferring the effective date for one year, to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.


3.  Restructuring and Unusual Charge
--  --------------------------------

During 1997, the Company recorded a $1.5 million restructuring charge for discontinued programs and reductions in its corporate headquarters workforce. The $1.5 million included approximately $0.9 million for severance and postemployment benefits for approximately 25 headquarters employees. The discontinued programs included the Company's mortgage lending, utilities marketing and certain internet programs. This charge was offset by a $2.1 million reduction in accrued costs for a restructuring plan formulated by the Company in late 1995, which was completed in 1997. The $2.1 million reversal included four centers identified for closure that had significantly improved market conditions and would remain open, as well as a change in the estimate of facility carrying costs for sold facilities and those remaining to be sold.
                                   F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 1998, the Company implemented a restructuring plan (the "1998 Plan") which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter. The $5.9 million cumulative charge included $4.1 million in estimated losses on the disposition of closed facility assets and liabilities, $2.1 million in severance and postemployment benefits related to the 1998 plan, offset by a benefit of $300,000 for adjustments to prior years' restructuring accruals. The $4.1 million in estimated losses included the write-down of assets (excluding real estate), to their net realizable value, of $3.4 million and $700,000 in real estate carrying costs. The $2.1 million in severance and postemployment benefits covered approximately 250 employees, 25 of which were headquarters employees, that were released as a result of reductions in headquarters staffing and the closing or consolidation of the ten operating facilities. The $300,000 benefit from prior years was a result of accelerated sales of previously closed facilities during the fourth quarter of 1997 and first quarter of 1998. The acceleration of these sales resulted in a change in the estimate of facility carrying costs for the sold facilities. At December 26, 1998, the accrued liability for restructuring had been reduced to zero.

For further information regarding the sale of closed center real estate see
Note 5.


4.  Acquisitions
--  ------------

The Company made four acquisitions during 1999, all component facilities. The total purchase price of these acquisitions was $14.3 million, of which $13.0 million was paid in cash in 1999 with the remainder to be paid in 2000 and 2001, payable in cash or stock at the option of the Company. In January, the Company acquired the assets of a wall panel manufacturer located in Cookeville, Tennessee. In March, the Company acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels, located in Bear, Delaware. In October, the Company acquired the assets of Advanced Truss Systems, Inc. of Kings Mountain, North Carolina. Advanced Truss Systems is a manufacturer of engineered wood trusses, servicing the greater Charlotte, North Carolina, market. In November, the Company acquired the assets of United Building Systems, Inc. of Lexington, Kentucky. United Building Systems is a manufacturer of wall panels and roof and floor trusses, in the Lexington, Kentucky, market.

The costs of these acquisitions have been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired for three of the acquisitions resulted in goodwill, which is being amortized over a 20-year period on a straight-line basis. All acquisitions have been accounted for as purchases. Operations of the companies acquired have been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in the accompanying consolidated financial statements from their respective acquisition dates.

During 1998, the Company acquired the operating assets of Eagle Industries Inc., a component manufacturer, for a total cost of $1.8 million. The acquisition was accounted for as a purchase and the cost has been allocated on the basis of the fair value of the assets acquired and liabilities assumed. This operation has been included in the accompanying consolidated financial statements from its date of acquisition. The Company had no acquisitions in 1997.

The results of all acquisitions were not material to the Company's consolidated operations.


5.  Property, Plant, and Equipment
--  ------------------------------

Property, plant and equipment is summarized as follows:

                                       December 25,   December 26,
                                           1999           1998
                                       -----------    -----------
                                            (in thousands)
  Land and improvements                    $13,607        $12,115
  Buildings                                 29,634         26,341
  Machinery and equipment                   36,905         32,257
  Leasehold improvements                     3,118          3,059
  Construction in progress                   1,301            846
                                           -------        -------
  Gross property, plant, and equipment      84,565         74,618
  Less:  accumulated depreciation          (36,443)       (32,661)
                                           -------        -------
  Property, plant, and equipment
    in use, net                             48,122         41,957
  Assets held for sale, net                  2,477          3,873
                                           -------        -------
  Property, plant, and equipment, net      $50,599        $45,830
                                           =======        =======

Sale of Real Estate
-------------------

Except for the sale/leaseback of the Company's Succasunna, NJ sales and distribution facility in 1997, which included a $3,000,000 note receivable that was collected within 60 days, all sales of real estate have been for cash.

In  1999,  the Company sold five pieces of real estate, all of  which  were
sales  and  distribution facilities, for a net gain of $1.4  million.   One

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

property, which had been held for sale since the first quarter of 1990, had been previously written down by $200,000 from its original net book value and sold at a net loss of $23,000. The other four properties, one held for sale since 1992 and the others since 1998, had not been previously written down and each were sold for net gains.

In 1998, the Company sold nine pieces of real estate, eight of which were sales and distribution facilities and one, an excess parcel of land, for a net gain of $1.6 million. Eight of the properties sold had been held for sale since the first quarter of 1998 and had not been previously written down from their original net book value. The ninth property, which had been held for sale since 1989, had been previously written down by $709,000 from its original net book value and sold at a net loss of $59,000.

In 1997, the Company sold 12 pieces of real estate for a net gain of $6.0 million. These transactions included the sale/leaseback of the Company's headquarters and the Succasunna sales and distribution facility and the sale of nine sales and distribution facilities and one excess parcel of land. Of the properties sold, one sales and distribution facility was held for sale since 1989, had been previously written down $99,600 from its original net book value, and sold at a loss of $100,400. The other 11 properties had not been previously written down from book value and had been held for sale since 1992 (2 properties), 1995 (4 properties), 1996 (2 properties) and 1997 (3 properties).

The Company reviews assets held for sale in accordance with SFAS No. 121. At December 25, 1999, the Company held seven properties for resale which had been written down to their estimated fair market values in 1997 and prior. In 1997, the Company recorded a loss of $156,000 to report land, land improvements and buildings held for sale at their fair value. The Company did not record any impairment to the cost of assets held for sale in 1999 or 1998. Certain of these properties are leased to others until such time that appropriate disposition can be affected. These charges are included in the caption "restructuring and unusual items" on the Consolidated Statement of Operations.


6.   Accrued Liabilities
--   -------------------

Accrued liabilities consist of the following:

                                    December 25,     December 26,
                                        1999             1998
                                    -----------      ------------
                                            (in thousands)
     Accrued payroll                   $ 11,401         $  9,498
     Accrued liability insurance          5,844            4,966
     Other                                8,250            5,625
                                        -------           ------
     Total accrued liabilities          $25,495          $20,089
                                        =======          =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Long-Term Debt
--  --------------

Long-term debt obligations are summarized as follows:

                                        December 25,     December 26,
                                            1999             1998
                                        -----------      -----------
                                                (in thousands)
     Revolving line of credit             $ 120,742        $  91,961

     Senior subordinated notes              100,000          100,000

     Other                                        -               16
                                           --------         --------

     Total long-term debt                   220,742          191,977
     Less current maturities                      -              (16)
                                           --------         --------

     Total long-term debt less
        current maturities                 $220,742         $191,961
                                           ========         ========

Revolving Line of Credit
------------------------

At December 26, 1998, the Company had a revolving line of credit, which was to expire on March 31, 2001. Under this line of credit the Company could borrow against certain levels of accounts receivable and inventory, up to a maximum credit limit of $130,000,000.

On February 17, 1999, the Company entered into a new revolving credit agreement with a group of financial institutions with an expiration date of June 30, 2003. The new revolving line of credit provided for, subject to restrictions and modifications discussed below, up to $160 million of revolving credit loans and credits.

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


On July 8, 1999, the revolving credit agreement was amended to clarify the definition of unused availibilty to allow the full amount of the Company's borrowing base to be included in the unused availibilty calculation.

NOTES TO CONCOLIDATED FINANCIAL STATEMENTS

On September 9, 1999, the revolving credit agreement was amended to increase the total commitment from $160 million to $200 million from May 15 through November 15 of each year. At December 25, 1999, the amount available for additional borrowing was $38.8 million. The weighted-average interest rate for the years ending December 25, 1999 and December 26, 1998 was approximately 7.72% and 8.22%, respectively.

With delivery to the lenders of the Company's financial statements for the period ending September 25, 1999, the Company's borrowing spreads were reduced to 1.75% above the applicable LIBOR and to 0.25% above the base rate.

Substantially all of the Company's accounts receivable, inventory and general intangibles are pledged as collateral for the revolving line of credit. Availability is limited to 85% of eligible accounts receivable plus 60% of eligible inventory, with these percentages subject to change in the permitted discretion of the agent for the lenders. Covenants under the related debt documents require, among other things, that the Company maintain unused availability under the revolving line of credit of at least $15 million (subject to increase in certain circumstances) and maintain certain levels of tangible capital funds, as defined in the loan and credit agreement. In addition, these documents restrict, among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions.

In conjunction with the revolving credit agreement, the Company terminated its existing interest rate swap agreement and entered into a new interest rate swap agreement (see Note 12).

Senior Subordinated Notes
-------------------------

On October 22, 1993, the Company issued $100,000,000 principal amount of 10-year unsecured senior subordinated notes, due December 15, 2003. Interest
on  the  notes  is  11-5/8%, payable semi-annually.   Covenants  under  the
related indenture restricts, among other things, the payment of dividends, the prepayment of certain debt, the incurrence of additional debt if certain financial ratios are not met, and the sale of certain assets unless the proceeds are applied to the notes. In addition, the notes require that, upon a change in control of the Company, the Company must offer to purchase the notes at 101% of the principal thereof, plus accrued interest.

Aggregate Maturities
--------------------

The aggregate amount of long-term debt of $220.7 million matures in fiscal year 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Commitments and Contingencies
--  -----------------------------

At  December  25, 1999, the Company had accrued approximately $132,000  for
remediation  of  certain  environmental  and  product  liability   matters,
principally underground storage tank removal.

Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the
Company, the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past five years. The Company has accrued $43,000 for estimated clean-up costs at 11 of its locations.

The Company has been identified as having used two landfills which are now Superfund clean up sites, for which it has been requested to reimburse a portion of the clean up costs. Based on the amounts claimed and the Company's prior experience, the Company has accrued $28,000 for these matters.

The Company is one of many defendants in two class action suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which the Company has no connection other than as a customer. The Company has entered into a cost-sharing agreement with its insurers, and any liability is expected to be minimal.

The Company is one of many defendants in approximately 145 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 30 similar actions for insignificant amounts, and another 224 of these actions have been dismissed. None of these suits have made it to trial.

Losses in excess of the $132,000 reserved as of December 25, 1999 are possible but an estimate of these amounts cannot be made.

<pgae> F-17

NOTES TO CONCOLIDATED FINANCIAL STATEMENTS

The Company is involved in various other legal proceedings which are incidental to the conduct of its business. Certain of these proceedings involve potential damages for which the Company's insurance coverage may be unavailable. While the Company does not believe that any of these proceedings will have a material adverse effect on the Company's financial position, annual results of operations or liquidity, there can be no assurance of this.

Leases
------

The Company has entered into operating leases for corporate office space, retail space, equipment and other items. These leases provide for minimum rents. These leases generally include options to renew for additional periods. Total rent expense under all operating leases was $13,640,000, $12,193,000, and $10,616,000 for the years ended December 25, 1999,
December 26, 1998, and December 27, 1997, respectively.

Future minimum commitments for noncancelable operating leases are as follows:

               Year                       Amount
               ----                       ------
                                        (in thousands)
               2000                       $10,316
               2001                         8,684
               2002                         7,555
               2003                         5,612
               2004                         3,404
               Thereafter                  23,884
                                           ------
                 Subtotal                  59,455
               Less sublease income       ( 7,489)
                                           ------
                 Total                    $51,966
                                           ======


9.  Stockholders' Equity
--  --------------------

Preferred Stock
---------------

As of December 25, 1999, the Company had authorized 3,000,000 shares of preferred stock, none of which were issued or outstanding.

Common Stock
------------

The Company currently has one class of common stock: Common Stock, par value $.01 per share. At December 25, 1999, there were 20,000,000 shares of Common Stock authorized and 8,224,888 shares issued and outstanding. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition, at December 25, 1999, 895,369 shares of Common Stock were reserved for issuance under the Company's 1993 Long-Term Incentive Plan and 1993 Director Incentive Plan.

Warrants
--------

The Company's unexercised outstanding warrants for 3,068 shares of Common Stock expired in May 1998, and, as of December 25, 1999, there were no warrants outstanding or Common Stock reserved for issuance under warrants.

Stock Compensation Plans
------------------------

As of December 25, 1999, the Company has two stock-based compensation plans (both fixed option plans), which are described below. Under the 1993 Long-Term Incentive plan as amended on November 30, 1994, the Company may grant options and other awards to its employees for up to 835,000 shares of
common  stock.   Under the 1993 Director Incentive plan,  the  Company  may grant options and other awards to directors with for up to 75,000 shares. The exercise price of grants equals or exceeds the market price at the date of grant. The options have a maximum term of 10 years. For non-officers, the options generally become exercisable in equal installments over a three-year period from the date of grant. For officers the vesting periods can vary by grant.

Since the Company applies APB Opinion 25 and related interpretations in accounting for its plans, no compensation cost has been recognized in conjunction with these plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

Year                                   1999        1998         1997
----                                   ----        ----         ----
Net income (loss)   As reported      $7,588       $(965)     $(1,560)
                    Pro forma        $7,357     $(1,082)     $(1,772)

Basic income        As reported        $.92       $(.12)       $(.19)
  (loss) per share  Pro forma          $.90       $(.12)       $(.19)

Diluted income      As reported        $.91       $(.12)       $(.19)
  (loss) per share  Pro forma          $.88       $(.12)       $(.19)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 0% for all years, expected volatility of 49%, 48%, and 43%; risk-free interest rates of 5.1%, 5.6%, and 6.6%; and expected lives of 5.6, 5.6, and 6.6 years.

NOTES TO CONCOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's fixed stock option plans as of December 25, 1999, December 26, 1998, and December 27, 1996 and changes during the years ended on those dates is presented as follows:

                             1999                  1998                1997
                             ----                  ----                ----
                           Weighted              Weighted            Weighted
                            Average               Average             Average
                            Exercise              Exercise            Exercise
Fixed Options           Shares    Price        Shares     Price     Shares     Price
-------------           ------    -----        ------     -----     ------     -----
Outstanding beginning
  of  year              734,263  $ 7.67        668,283   $10.09     612,282    $10.94
Granted                 121,475  $ 4.85        238,750  $  3.45     108,350   $  5.12
Exercised                (3,617) $ 3.91        (11,014) $  4.55           -       n/a
Forfeited-nonvested     (33,290) $ 4.33        (97,070) $  9.71     (46,981)  $  8.22
Forfeited-exercisable   (30,759) $12.33        (64,686) $  9.71      (5,168)  $ 22.36
Expired                       -     n/a              -      n/a           -       n/a
Canceled                      -     n/a              -      n/a        (200)   $15.00
                         ------   -----         ------     ----       -----     -----

Outstanding end
  of  year              788,072 $ 7.22         734,263  $  7.67     668,283    $10.09

Options exercisable
     at year end        384,720 $10.23         256,627  $ 11.39     214,402    $14.26

Options available for
  future grant at
  year end              107,297                164,723              241,717

Weighted-average fair value of options granted during the year where:

                                             1999      1998      1997
                                             ----      ----      ----
 Exercise price equals market price         $2.51     $1.62     $2.77
 Exercise price exceeds market price          n/a       n/a       n/a
 Exercise price is less than  market price    n/a       n/a       n/a

The following table summarizes information about fixed stock options outstanding at December 25, 1999:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Options Outstanding               Options Exercisable
               ------------------------------------     -----------------------
                                Weighted-
                                 Average    Weighted-                 Weighted-
   Range of       Number        Remaining   Average      Number       Average
   Exercise     Outstanding    Contractual  Exercise     Exercisable  Exercise
    Prices      at 12/25/99     Life        Price        at 12/25/99  Price
    ------      -----------     ----        ------       -----------  -----
$ 3.06 - $ 5.75  584,749        7.80 years  $ 4.34       181,397      $ 4.34
$10.95 - $23.25  203,323        4.70 years  $15.48       203,323      $15.48


Earnings Per Share
------------------

The Company calculates earnings per share in accordance with SFAS No. 128. The following is the reconciliation of the numerators and denominators used for basic and diluted earnings per share:

                                      1999        1998          1997
                                      ----        ----          ----
Numerators:
  Net income (loss) - for basic
    and diluted EPS               $7,588,000   $(965,000)   $(1,560,000)
                                   =========    ========     ==========

Denominators:
  Weighted average common
     shares - for basic EPS        8,216,265   8,197,542      8,168,257
     Common shares from options       32,115           -              -
     Other common stock equivalents   82,191           -              -
                                   ---------   ---------      ---------

  Weighted average common
     shares - for diluted EPS      8,330,571   8,197,542      8,168,257
                                   =========   =========      =========

In years where net losses are incurred, diluted weighted-average common shares are not used in the calculation of diluted EPS as it would have an anti-dilutive effect on EPS. In addition, options to purchase 227,000 weighted-average shares of common stock during 1999 were not included in the diluted EPS as the options' exercise prices were greater than the average market price.


10.  Employee Benefit Plans
---  ----------------------

401(k) Plan
-----------

The Company sponsors a defined contribution 401(k) plan covering substantially all of its full-time employees. Additionally, the Company provides matching contributions up to a maximum of 2.5% of participating employees' salaries and wages. Total expenses under the plan for the years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 25, 1999, December 26, 1998, and December 27, 1997 were $1,754,000, $1,480,000, and $1,606,000, respectively.

Postretirement Benefits Other Than Pensions
-------------------------------------------

The Company provides life and health care benefits to retired employees. Generally, employees who have attained an age of 60, have rendered 10 years of service and are currently enrolled in the medical benefit plan are eligible for postretirement benefits. The Company accrues the estimated cost of retiree benefit payments during the employee's active service period.

The following tables reconcile the postretirement benefit, the plan's funded status and actuarial assumptions, as required by Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

                                         December 25,        December 26,
                                             1999                1998
                                         -----------         -----------
                                                 (in thousands)
  Change in accumulated postretirement
         benefit obligation:
    Benefit obligation at beginning
         of year                             $2,749              $2,578
    Service cost                                244                 233
    Interest cost                               151                 170
    Participant contributions                     -                   -
    Claims paid                                (241)               (216)
    Actuarial gains                            (761)                (16)
    Plan amendments                               -                   -
                                              ------             ------
    Benefit obligation at year end            $2,142             $2,749
                                              ======             ======


  Change in plan assets:
    Fair value of plan assets                      -                  -

  Reconciliation of funded status:
    Funded status                            $(2,142)           $(2,749)
    Unrecognized transition obilgation             -                  -
    Unrecognized prior service cost              (39)               (49)
    Unrecognized actuarial gain                 (876)              (154)
                                             -------            -------
    Net amount recognized as other
        long-term liabilities                $(3,057)           $(2,952)
                                             =======            =======


  Weighted-average assumptions as of year-end:
    Discount rate                               8.00%              6.75%
    Expected return on assets                    n/a                n/a
    Medical cost trend                          6.00%              6.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 25,    December 26,   December 27,
                                  1999             1998           1997
                               -----------     -----------    -----------
                                              (in thousands)
  Components of net periodic
        benefit cost:
    Service cost               $   244          $   233        $   197
    Interest cost                  151              171            176
    Expected return on
        plan assets                n/a              n/a            n/a
    Amortization of transition
        obligation                   -                -              -
    Amortization of prior
        service cost               (10)             (10)           (10)
    Amortization of actuarial
        loss                       (39)               -              -
                                 -----            -----          -----
  Net periodic benefit cost     $  346           $  394         $  363
                                 =====            =====          =====


                               December 25,    December 26,  December 27,
                                  1999             1998         1997
                               -----------     -----------   -----------
                                            (in thousands)
  Weighted average assumptions
      used in computing net
      periodic benefit cost:
    Discount rate                 6.75%            7.25%        7.75%
    Expected return on
      plan assets                  n/a              n/a          n/a
    Medical cost trend            6.00%            6.00%        6.00%

  Health care cost trend sensitivity:        1% Increase      1% Decrease
                                             -----------      -----------
    Effect on total service cost and
      interest cost components                    $  18        $  (17)
Effect on postretirement benefit obligation          47           (44)


Postemployment Benefits
-----------------------

The Company provides certain postemployment benefits to qualified former or inactive employees who are not retirees. The Company had accrued $161,000 and $165,000 at December 25, 1999 and December 26, 1998, respectively. These benefits include salary continuance, severance, and healthcare. Salary continuance and severance pay are based on normal straight-line compensation and calculated based on years of service. Additional severance pay is granted to eligible employees who are 40 years of age or older and have been employed by the Company five or more years. The Company accrues the estimated cost of benefits provided to former or inactive employees who have not yet retired over the employees' service period or as an expense at the date of the event triggering the benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income Taxes
---  ------------
The Company and its subsidiaries file a consolidated federal income tax return. As of December 25, 1999, the Company has net operating loss carryforwards available to offset income of approximately $35.9 million expiring in the years 2006 through 2018.

The income tax provision consists of both current and deferred amounts. The components of the income tax provision are as follows:

                             December 25,       December 26,      December 27,
                                1999               1998               1997
                             -----------        -----------       -----------
                                              (in thousands)
Taxes currently payable:
  State income tax            $  1,122           $  1,019          $  1,099
  Federal income tax               161                  -                 -
Deferred expense (benefit)       4,460               (330)             (153)
                               -------             ------            ------
Total income tax expense      $  5,743           $    689          $    946
                               =======            =======           =======


Tax provision and credits are recorded at statutory rates for the taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes
and the amounts used for income tax purposes.   The valuation allowance
primarily relates to losses incurred on certain investments which the Company believes may not be fully deductible for tax purposes. Management has determined, based on the Company's positive earnings in 1999 and its expectations for the future, that operating income of the Company will more likely than not be sufficient to fully recognize its remaining net deferred tax assets. The components of the deferred tax assets and liabilities at December 25, 1999, December 26, 1998 and December 27, 1997, respectively, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 25,      December 26,      December 27,
                                   1999              1998              1997
                                -----------       ------------      -----------
                                                (in thousands)
Deferred income tax assets:
Trade accounts receivable      $   1,591         $   1,727         $   1,469
Inventories                        2,016             1,813             1,895
Accrued personnel cost             1,671             2,037             2,013
Other accrued liabilities          4,515             6,051             6,743
Net operating loss                13,917            17,151            16,164
Other                              3,483             3,337             3,348
                                --------          --------          --------
Gross deferred income tax assets  27,193            32,116            31,632
Less: valuation allowance         (1,132)           (1,542)           (1,542)
                                --------          --------          --------
Total deferred income tax assets  26,061            30,574            30,090

Deferred income tax liabilities:
Property, plant and equipment      1,244             1,312             1,394
Goodwill and trademark             2,938             2,923             2,687
                                 -------          --------          --------
Total deferred income tax          4,182             4,235             4,081
                                --------          --------          --------
Net deferred tax assets        $  21,879         $  26,339         $  26,009
                                ========          ========          ========

The following table summarizes significant differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rates to income before taxes:

                              December 25,      December 26,      December 27,
                                 1999              1998              1997
                              -----------       -----------       -----------
                                              (in thousands)
Tax/ (benefit) computed at
  U.S. statutory tax rate   $    4,666        $      (96)       $     (215)
State and local taxes            1,159               662               714
Alternative minimum tax
  Differential                     161                 -                 -
Other                             (243)              123               447
                              --------          --------          --------
Total tax provision         $    5,743        $      689        $      946
                              ========          ========          ========

                                   F-24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Financial Instruments
---  ---------------------
The Company uses financial instruments in its normal course of business as a tool to manage its assets and liabilities. The Company does not hold or issue financial instruments for trading purposes. Gains and losses relating to hedging contracts are deferred and recorded in income or as an adjustment to the carrying value of the asset at the time the transaction is complete. Payments or receipts of interest under interest rate swap arrangements are accounted for as an adjustment to interest expense. The fair value of such financial instruments is determined through dealer quotes. For cash and cash equivalents, accounts receivable, accounts payable and notes payable, the carrying amount approximates fair value due to the short maturity of these instruments.

The estimated fair values of the Company's material financial instruments are as follows:

Long-Term Debt
--------------
The fair value of the Company's long-term debt, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                                         Fair          Carrying
                                        Value           Value
                                        -----           -----
                                             (in thousands)
     1999 Financial Liabilities:
     Long-term Debt
     Revolver                         $ 120,742       $ 120,742
     Senior Subordinated Notes           85,000         100,000

     1998 Financial Liabilities:
     Long-term Debt
     Revolver                         $  91,961       $  91,961
     Senior Subordinated Notes           84,000         100,000

Lumber Futures Contracts
------------------------
The Company enters into lumber futures contracts as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. At December 25, 1999, the Company had 15 lumber futures contracts outstanding with a total market value of $552,000 and an immaterial net unrealized loss. These contracts all mature in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap
------------------
At December 26, 1998, the Company had in place an interest rate swap agreement which effectively fixed the interest rate on $40 million of the Company's borrowings under its floating rate revolving line of credit at 8.11% (subject to adjustments in certain circumstances), for three years. This interest rate swap was operative while the 30-day LIBOR borrowing rate remained below 6.7%. The agreement also included a floor LIBOR rate at 4.6%. At December 23, 1998 the 30-day LIBOR borrowing rate was 5.625%. The fair value of the interest rate swap agreement, in accordance with SFAS No. 107, at December 26, 1998 was a negative $400,000.

On  February  17,  1999,  in conjunction with the Company's  new  revolving credit agreement (see Note 7), the Company terminated its interest rate swap agreement and entered into a new interest rate swap agreement. This new agreement effectively fixed the Company's borrowing cost at 7.75% (based on the LIBOR plus 2.00% pricing in effect on February 17, 1999), reduced from 8.11% under the old agreement, for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. At September 25, 1999, the Company's performance reduced the rate charged to LIBOR plus 1.75%, fixing the Company's borrowing cost on $40 million at 7.50% through December 25, 1999. Unlike the prior agreement, this interest rate swap has no provisions for termination based on changes in the 30-day LIBOR borrowing rate.


13.  Related Party Transactions
-------------------------------
In February 1998, as part of the determination made by the Company to discontinue or sell non-core programs, the Company sold certain operations to its majority stockholder for a three-year $870,000 unsecured promissory note and 10% of future net income of these operations (subject to a maximum of $429,000 plus interest). At December 25, 1999 this stockholder had made payments of $545,046 under the promissory note and was delinquent with respect to required payments of approximately $82,486 of principal and interest. The Company and the stockholder have reached an agreement that requires all accrued interest to be paid by March 31, 2000 and that extends the terms for repayment of principal.

In 1999, the Company paid approximately $660,000 in reimbursements primarily to affiliates of the Company's chairman, for costs related to services provided to the Company during 1999 by certain employees of the affiliated company and use of a corporate aircraft. Total payments in 1998 and 1997 for similar services were approximately $730,000 and $1,289,000, respectively.

In June of 1996, the Company entered into a mortgage lending agreement with an affiliate of the Company's chairman. In exchange for providing home construction loans to the Company's customers the Company reimbursed this affiliate for certain start-up expenses. Reimbursements in 1998 and 1997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were approximately $115,000 and $1,045,000, respectively, and were expensed
as  incurred.   In late 1997, this affiliate's involvement in  the  program
ceased.   No reimbursements were made in 1999.

A former director and executive officer of the Company was, during most of 1998 and all of 1997, a shareholder of the law firm that is general counsel to the Company. The Company paid this firm $741,000 and $665,000 for legal services provided to the Company during 1998 and 1997, respectively.


14. Other Operating Income
--------------------------
Other operating income on the Company's Statement of Operations includes primarily the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivables and casualty gains/losses. The sale of property, plant and equipment includes the sale of 5, 9, and 12 pieces of real estate in 1999, 1998 and 1997, respectively. In 1998, casualty gains of $1.0 million were recorded as a result of the differences between insured replacement cost and net book value resulting from fire and storm damage at certain of the Company's sales and distribution facilities. The following table summarizes the major components of other operating income by year.

                                              Other Operating Income
                                                    Gain/(Loss)

                                             1999      1998      1997
                                             ----      ----      ----
                                                  (in thousands)
Sale of property, plant
  and equipment                            $ 1,821   $ 2,111   $ 6,180
Accounts receivable service charges          2,460     2,331     2,170
Casualties                                    (556)      670      (284)
Other                                        1,927     1,725     2,623
                                            ------    ------    ------
Total                                      $ 5,652   $ 6,837   $10,689
                                            ======    ======    ======

15.  Barter Transaction
-----------------------
At  any  given time approximately 1% to 2% of the Company's total inventory
will be   classified   as   delete   or   obsolete   merchandise.  Delete or
obsolete merchandise consists of inventory that, while in good sellable condition, will be discontinued for one of several business reasons. This inventory, which may consist of items from any of the Company's product lines, historically has been marked down in value by approximately 20% to 30% of its original cost.

In September  of  1998, the  Company  entered into a transaction in which it
exchanged   delete/obsolete  merchandise,  with an impaired book  value  of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                    Restatement
                                       Previously    for Barter
                                        Reported    Transaction   As Restated
                                        --------    -----------   -----------
Income  (loss)  before income taxes     $    568     $   (844)     $   (276)
Provision   for  income  taxes             1,019         (330)          689
                                         -------      -------       -------
Net loss                                $   (451)    $   (514)     $   (965)

Basic and diluted loss
   per  common share                    $  (0.06)    $  (0.06)     $  (0.12)


16.  Selected Quarterly Financial Data (unaudited)
--------------------------------------------------
The following table contains selected unaudited quarterly financial data for the years ended December 25, 1999, December 26, 1998 and December 27, 1997. Quarterly earnings/(loss) per share may not total to year end earnings/(loss) per share due to the issuance of additional shares of Common Stock during the course of the year.

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS

                         QUARTERLY FINANCIAL DATA
                            Three Months Ended
           (in millions, except per share data and percentages)

                                                              Basic / Diluted
                          Net Sales as a                       Net Earnings/
                           % of Annual    Gross   Net Income     (Loss) per
                 Net Sales  Net Sales    Profit     /(Loss)     Common Share
                 ---------  ---------    ------     -------     ------------
1999
  March 27        $191.1      17.6%      $45.9      $(3.3)      $(.40)/(.40)
  June 26          288.7      26.6        66.3        3.6         .44 / .43
  September 25     325.4      30.0        73.8        5.0         .61 / .61
  December 25      279.4      25.8        67.6        2.2         .27 / .26

1998
  March 28        $168.8      18.5%      $41.0      $(6.8)      $(.83)/(.83)
  June 27          237.1      26.1        56.1        2.8          .34/.34
  September 26     261.1      28.7        60.2        2.3          .28/.28
  December 26      243.3      26.7        58.2        0.7          .09/.09

1997
  March 29        $159.3      18.0%      $36.9      $(5.2)      $(.63)/(.63)
  June 28          237.3      26.9        54.3        1.3          .16/.16
  September 27     266.3      30.1        60.3        1.8          .22/.22
  December 27      221.1      25.0        51.5        0.5          .06/.06

                     REPORT OF INDEPENDENT ACCOUNTANTS





To the Stockholders and
Board of Directors of Wickes Inc.

Our report on the consolidated financial statements of Wickes Inc. is included as page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K for the years ended December 26, 1998 and December 27, 1997. In our opinion, the information pertaining to the years ended December 26, 1998 and December 27, 1997 in this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                   /s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 1999

                       WICKES INC. AND SUBSIDIARIES

              Schedule II - Valuation and Qualifying Accounts

       For the Years Ended December 25, 1999, December 26, 1998, and
                             December 27, 1997
                              (in thousands)


        Col. A           Col. B                 Col. C                   Col. D           Col. E
        ------           ------                 ------                   ------           ------
                                               Additions
                                         (1)               (2)                           Balance
                       Balance at     Charged to        Charged to                         at
                       Beginning      Costs and           Other                          End of
     Description       of Period       Expenses         Accounts(a)    Deductions(b)     Period
     -----------       ---------       --------         -----------    -------------     ------
1999:
Allowance for doubtful
    accounts             $4,393         $1,724           ($ 40)          $1,972           $4,105

1998:
Allowance for doubtful
    accounts             $3,765         $2,915           ($103)          $2,184           $4,393

1997:
Allowance for doubtful
    accounts             $4,289         $1,707           ($190)          $2,041           $3,765



(a)  Allowance for doubtful accounts charged to restructuring reserve in 1997
     & 1998, and to other operating income 1999.
(b)  Reserved accounts written-off.


                               Exhibit Index
                               -------------

Exhibit
Number    Description
------    -----------
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


 4.1(a)* Credit Agreement dated February 17, 1999, among the Registrant, as Borrower, each of the financial institutions signatory thereto, BankBoston Business Credit as Administrative Agent and Issuing Bank, BancBoston Robertson Stephens Inc. as Syndication Agent, and Nationsbank, N.A. as Documentation Agent (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on From 10-K for the year ended December 26, 1998).

 4.1(b)*  First Amendment dated July 8, 1999 (incorporated by reference  to
          Exhibit 4.1 to the Registrant's Report on Form 10-Q for the period ended June 26, 1999).

 4.1(c)* Second Amendment dated September 14, 1999 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 25, 1999).

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

10.6**    Agreement  between the Registrant  and  Buildscape, Inc.

21.1**    List of Subsidiaries of the Registrant.


23.1**    Consent of PricewaterhouseCoopers LLP.

23.2**    Consent of Deloitte & Touche LLP.

27.1**    Financial data schedule (SEC use only).

*         Incorporated by reference.
**        Filed herewith.

There have been omitted certain instruments with respect to long-term debt not in excess of 10% of the consolidated total assets of the Company. The Company agrees to furnish copies of any such instruments to the Commission upon request.

                                                                Exhibit 21.1
----------------------------------------------------------------------------



                    LIST OF SUBSIDIARIES OF REGISTRANT



Name                                    State of Incorporation
----                                    ----------------------

Lumber Trademark Company                Illinois

GLC Division, Inc.                      Delaware

                                                                Exhibit 23.1
----------------------------------------------------------------------------





                    CONSENT OF INDEPENDENT ACCOUNTANTS
                    ----------------------------------


We consent to the incorporation by reference in the registration statements of Wickes Inc. on Form S-8 (File Nos. 33-85380, 33-88010 and 33-90240) of
our report dated February 23, 1999 (except for Note 15 in the 1999 financial statements and Note 16 in the 1998 financial statements as to which the date is August 31, 1999), on our audits of the consolidated financial statements and financial statement schedule of Wickes Inc. and Subsidiaries as of December 26, 1998 and for the two years then ended, which reports are included in this 1999 Annual Report on Form 10-K.


                              /s/PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
March 22, 2000

                                                                Exhibit 23.2
----------------------------------------------------------------------------



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statements of Wickes Inc. and Subsidiaries on Form S-8 (File Nos. 33-85380, 33-88010, 33-90240) of our report dated February 22, 2000, appearing and incorporated by reference in the Annual Report on Form 10-K of Wickes Inc. and Subsidiaries for the year ended December 25, 1999.

/s/ DELOITTE & TOUCHE LLP
Chicago, IL
March 23, 2000