Form 10-Q
period 2000-03-25
WICKES INC
filed 2000-05-08
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                                                  Commission File
For the Quarterly Period Ended March 25, 2000     Number  1-14967
                               -------------              -------

                         WICKES INC.
                    ---------------------
     (Exact name of registrant as specified in its charter)


           Delaware                                36-3554758
 ------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois         60061
------------------------------------------------        --------
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

                                   Yes   X        No
                                        ---           ---
As of April 28, 2000, the Registrant had 8,247,329 shares of Common Stock, par value $.01 per share outstanding.



<page 2>
                       WICKES INC. AND SUBSIDIARIES

                                   INDEX
                                   -----

                                                                       Page
                                                                      Number
                                                                      ------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets --
       March 25, 2000 (Unaudited) and December 25, 1999                 3

      Condensed Consolidated Statements of Operations (Unaudited) --
       For the three months ended March 25, 2000 and
       March 27, 1999                                                   4

      Condensed Consolidated Statements of Cash Flows (Unaudited) --
       For the three months ended March 25, 2000 and
       March 27, 1999                                                   5

      Notes to Condensed Consolidated
       Financial Statements (Unaudited)                                 6

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        11

   Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk.                                               20


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                            21

                                    2

                       WICKES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands except share data)

                                                              March 25,    December 25,
                                                                2000           1999
                                                              --------     -----------
                                                             (UNAUDITED)
               ASSETS
Current assets:
 Cash                                                       $      286     $      450
 Accounts receivable (less allowance for doubtful
  accounts of $4,105 in 2000 and $4,105 in 1999)                96,842        110,352
 Note receivable                                                     -            481
 Inventory                                                     141,628        120,705
 Deferred tax asset                                              8,826          7,184
 Prepaid expenses                                                3,048          2,663
                                                               -------        -------
  Total current assets                                         250,630        241,835

 Note receivable                                                   458              -
 Property, plant and equipment, net                             51,738         50,599
 Trademark (net of accumulated amortization of
  $10,774 in 2000 and $10,718 in 1999)                           6,245          6,301
 Deferred tax asset                                             14,695         14,695
 Rental equipment (net of accumulated depreciation
  of $1,128 in 2000 and $1,010 in 1999)                          2,023          1,981
 Other assets (net of accumulated amortization of
  $11,978 in 2000 and $11,463 in 1999)                          18,408         19,225
                                                               -------        -------
    Total assets                                            $  344,197     $  334,636
                                                               =======        =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                           $   66,188     $   53,817
 Accrued liabilities                                            20,396         25,495
                                                               -------        -------
  Total current liabilities                                     86,584         79,312

Long-term debt                                                 226,297        220,742
Other long-term liabilities                                      3,593          3,763
Commitments and contingencies (Note 4)

Stockholders' equity:
 Preferred stock (no shares issued)
 Common stock, $0.01 par (8,245,573 and
    8,224,888 shares issued and
    outstanding in 2000 and1999, respectively)                      82             82
 Additional paid-in capital                                     86,973         86,870
 Accumulated deficit                                           (59,332)       (56,133)
                                                               -------        -------
  Total stockholders' equity                                    27,723         30,819
                                                               -------        -------
  Total liabilities and stockholders' equity                $  344,197     $  334,636
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

                       WICKES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
              (in thousands except share and per share data)

                                                                 Three Months Ended
                                                                 ------------------
                                                              March 25,      March 27,
                                                                2000           1999
                                                              --------       --------
Net sales                                                   $  215,754     $  191,110
Cost of sales                                                  162,081        145,203
                                                               -------        -------
  Gross profit                                                  53,673         45,907

Selling, general and administrative expenses                    51,456         44,643
Depreciation, goodwill and trademark amortization                1,761          1,432
Provision for doubtful accounts                                    432            448
Other operating income                                            (808)          (889)
                                                               -------        -------
                                                                52,841         45,634
                                                               -------        -------
  Income from operations                                           832            273

Interest expense                                                 5,740          5,302
                                                               -------        -------
  Loss before income tax benefit                                (4,908)        (5,029)

Income tax benefit                                              (1,709)        (1,753)
                                                               -------        -------
  Net loss                                                  $   (3,199)    $   (3,276)
                                                               =======        =======

Basic loss per common share (Note 6)                        $    (0.39)    $    (0.40)
                                                               =======        =======
Weighted average common shares - for basic per share data    8,233,434      8,210,179
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

                       WICKES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (in thousands)

                                                                 Three Months Ended
                                                                 ------------------
                                                              March 25,      March 27,
                                                                2000           1999
                                                              --------       --------
Cash flows from operating activities:
   Net loss                                                 $  (3,199)     $   (3,276)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation expense                                           1,555           1,315
 Amortization of trademark                                         56              56
 Amortization of goodwill                                         150              61
 Amortization of deferred financing costs                         352             342
 Provision for doubtful accounts                                  432             448
 Gain on sale of assets                                           (41)            (29)
 Deferred tax benefit                                          (1,642)         (1,725)
 Changes in assets and liabilities:
  Decrease in accounts receivable                              13,078           5,407
  Decrease in notes receivable                                     23             232
  Increase in inventory                                       (20,923)        (23,881)
  Increase in accounts payable, accrued liabilities
   and other long term liabilities                              7,102           8,210
  Increase in prepaids and other assets                          (229)         (1,954)
                                                              -------         -------
NET CASH USED BY OPERATING ACTIVITIES                          (3,286)        (14,794)
                                                              -------         -------
Cash flows from investing activities:
 Purchases of property, plant and equipment                    (2,608)         (2,102)
 Proceeds from sales of property, plant and equipment              72              78
                                                              -------         -------
NET CASH USED BY INVESTING ACTIVITIES                          (2,536)         (2,024)
                                                              -------         -------
Cash flows from financing activities:
 Net borrowings under revolving line of credit                  5,555          16,790
 Reductions of note payable                                         -              (6)
 Net proceeds from issuance of common stock                       103              16
                                                              -------         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       5,658          16,800
                                                              -------         -------
NET DECREASE IN CASH                                             (164)            (18)
Cash at beginning of period                                       450             191
                                                              -------         -------
CASH AT END OF PERIOD                                       $     286      $      173
                                                              =======         =======
Supplemental schedule of cash flow information:
 Interest paid                                              $   2,862      $    1,794
 Income taxes paid                                          $     233      $      217


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

                       WICKES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Basis of Financial Statement Presentation
     -----------------------------------------

     The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Inc. and its wholly-owned subsidiaries (the "Company"). The Company has determined that it operates in one business segment, that being the supply and distribution of lumber and building materials to contractors, repair and remodelers and do-it-yourself homeowners, principally in the Midwest, Northeast, and Southern United States. All information required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is included in the Company's financial statements.

     The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions regarding certain inventory valuations, loan loss levels, the potential outcome of litigation and other matters that affect the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates.

    The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended December 25, 1999. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

     Share Data
     ----------

     The Company issued 1,752 shares of common stock to members of its board of directors as compensation during the three-months ended March 25, 2000. In addition, 18,933 shares of common stock were issued upon exercise of employee stock options.

                       WICKES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



     Reclassifications and Eliminations
     ----------------------------------

     Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

2. LONG-TERM DEBT
   --------------

    Long-term debt is comprised of the following at March 25, 2000 (in thousands):

         Revolving line of credit              $  126,297
         Senior subordinated notes                100,000
                                                 --------
         Total long-term debt                  $  226,297
                                                 ========


    Under  the  revolving line of credit, the Company  may  borrow  against
certain   levels  of  accounts  receivable  and  inventory.    The   unused
availability at March 25, 2000 was $35.4 million.


3. INCOME TAXES
   ------------

    The provision for income taxes for the three-month period ended March 25, 2000 was a benefit of $1,709,000 compared to a benefit of $1,753,000 for the three-month period ended March 27, 1999. An effective federal and state income tax rate of 38.8% was used to calculate income taxes for the first three months of 2000, compared with an effective rate of 40.5% for the first three months of 1999. In addition to the effective income tax rate, state franchise taxes of $186,000 and $285,000 for the three months ended March 25, 2000 and March 27, 1999, respectively, were calculated separately and are included in the provision reported.


4. COMMITMENTS AND CONTINGENCIES
   -----------------------------

    As of March 25, 2000, the Company had accrued approximately $131,000 (included in accrued liabilities at March 25, 2000) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

                       WICKES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

    Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the
Company the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past four years. The Company currently has reserved approximately $43,000 for estimated clean up costs at 11 of its locations.

    The Company has been identified as having used two landfills which are now Superfund clean up sites, for which it has been requested to reimburse a portion of the clean-up costs. Based on the amounts claimed and the Company's prior experience, the Company has established a reserve of $28,000 for these matters.

   The Company is one of many defendants in two multi plaintiff suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which the Company has no connection other than as a customer. The Company has entered into a cost sharing agreement with its insurers, and any liability is expected to be minimal.

   The Company is one of many defendants in approximately 159 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 30 similar actions for insignificant amounts, and another 224 of these actions have been dismissed. As of March 25, 2000 none of these suits have made it to trial.

    Losses in excess of the amounts accrued as of March 25, 2000 are possible but an estimate of these amounts cannot be made.

                       WICKES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


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


5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
   -----------------------------------------

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," was issued amending SFAS No. 133 by deferring the effective date for one year, to fiscal years beginning after June 15, 2000. The Company currently is evaluating the effects of this pronouncement.


6. EARNINGS PER SHARE
   ------------------

    The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128. In periods where net losses are incurred, diluted weighted average common shares are not used in the calculation of diluted EPS as it would have an anti-dilutive effect on EPS.

                       WICKES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


7. RELATED PARTY TRANSACTIONS
   --------------------------

    The Company is approximately 37% owned by Riverside Group, Inc.

    In March 2000, the Company entered into an agreement with Buildscape, Inc., an entity controlled by Riverside Group, Inc. and Imagine Investments, Inc., each of which may be deemed an affiliate of the Company. Pursuant to this agreement, the Company and Buildscape, Inc. are jointly conducting a pilot Internet distribution program.

    In March 2000, the Company extended the terms of its note receivable from Riverside Group, Inc. In this restructuring, all previously accrued interest was paid by Riverside Group, Inc. to the Company on March 31, 2000 and interest accruing thereafter is to be paid on a quarterly basis. In addition, repayment of the remaining principal balance was deferred for one year, with quarterly principal payments commencing on April 1, 2001.

                       WICKES INC. AND SUBSIDIARIES

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

     This Discussion and Analysis contains statements which, to the extent that they are not recitations of historical fact, constitute Forward Looking Statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. A number of important factors could cause the Company's business and financial results and financial condition to be materially different from those stated in the Forward Looking Statements.

     Among the factors that could cause actual results to differ materially are the following: effects of seasonality and cyclicality; effects of competition; interest rates and the Company's ability to service and comply with the terms of its debt; lumber prices; the success of the Company's operational initiatives; and the outcome of the contingencies discussed in
Note 4 of the Company's Consolidated Financial Statements included elsewhere herein.

                               INTRODUCTION
                               ------------

    Wickes Inc. ("Wickes" or the "Company") is a leading supplier and manufacturer of building materials in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors and, to a lesser extent, project do-it-yourself consumers involved in major home improvement projects. At March 25, 2000, the Company operated 101 sales and distribution facilities in 23 states in the Midwest, Northeast, and South. In addition, the Company operated 25 component manufacturing facilities, 8 of which are located in sales and distribution facilities, that produce and distribute roof and floor trusses, framed wall panels, and pre-hung door units.

     The Company's mission is to be the premier provider of building materials and services and manufacturer of value-added building components to the professional segments of the building and construction industry.

     The Company focuses on the professional builder and contractor market. The Company targets five customer groups: the production or volume builder; the custom builder; the tradesman; the repair and remodeler; and the commercial developer. Its marketing approach encompasses three channels of distribution: Major Markets, Conventional Markets, and Wickes Direct. These channels are supported by the Company's network of building components manufacturing operations. In Major Markets, the Company serves the national, regional, and large local builder in larger markets with a total solutions approach and specialized services. In Conventional Markets, the Company provides the smaller building professional in less-populous markets with tailored products and services. Wickes Direct provides materials flow and logistics management services to commercial customers. The Company also serves building professionals through its network of 25 component manufacturing facilities that produce value-added, wood framed wall panels, roof and floor truss systems, and pre-hung interior and exterior doors.

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

                                   Three Months Ended
                                   ------------------

                                  March 25,  March 27,
                                    2000       1999
                                    ----       ----
Net sales                          100.0%     100.0%
Gross profit                        24.9%      24.0%
Selling, general and
  Administrative expense            23.9%      23.4%
Depreciation, goodwill and
  Trademark amortization             0.8%       0.8%
Provision for doubtful               0.2%       0.2%
accounts
Restructuring and unusual items       --         --
Other operating income             (0.4)%     (0.5)%
Income from operations               0.4%       0.1%

                                   12

Net Earnings
------------

     The Company's first quarter historically has been adversely affected by seasonal decreases in building construction activity in the Northeast and
Midwest  resulting  from  winter  weather conditions.   Weather  conditions
during  the  first quarter of 2000 were comparable to those  of  the  first
quarter  of  1999.   The  first  quarter of 2000  generally  had  favorable
economic conditions for the building materials supply industry with single family housing starts only 3.4% lower as compared to a very strong first quarter of 1999.

     Net loss for the three months ended March 25, 2000 was $3,199,000 compared with a loss of $3,276,000 for the three months ended March 27, 1999. The reduction in the net loss primarily is the result of increased sales and gross profit partially offset by increases in selling, general and administrative ("SG&A") expense, depreciation and interest expense.


                Three Months Ended March 25, 2000 Compared
                ------------------------------------------
                with the Three Months Ended March 27, 1999
                ------------------------------------------

Net Sales
---------

    Net sales for the first quarter of 2000 increased 12.9% to $215.8 million from $191.1 million for the first quarter of 1999. Same store sales increased 11.0% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, increased 17.7% when compared with the first quarter of 1999. Consumer same store sales decreased by 0.9% for the quarter. As of March 25, 2000 the Company operated 101 sales and distribution facilities, the same number it operated at the end of the first quarter of 1999. The Company estimates that inflation in lumber prices increased total sales for the quarter by approximately $8.0 million, compared with the 1999 comparable period.

     The Company believes that the sales increase results primarily from its
recent   investments  in  its  target  major  market  and   re-merchandised
conventional market sales and distribution facilities, as well as favorable economic conditions. Same store sales increased 14.6% in the Company's nine target major markets, while same store sales increased 1.9% in the thirteen conventional market building centers the Company remerchandised during 1997, 1998 and 1999. Single family housing starts were 3.4% lower, nationally, in the first quarter of 2000 than in the comparable period of
1999.   In the Company's primary geographical market, the Midwest,  housing starts were 8.4% higher.

    Sales to building professionals as a percentage of sales increased to 93.2% in the first quarter of 2000 compared with 91.6% in 1999. Lumber and building materials accounted for 89.2% of sales in the first quarter of 2000, compared with 88.1% for the first quarter of 1999.

    Products that exhibited the greatest percentage increase for the quarter ended March 25, 2000 versus the comparable period in the prior year were lumber and plywood (14.0%), trusses and wall panels (21.0%), windows and doors (12.9%) and insulation (21.5%).


Gross Profit
------------

    Gross profit increased to $53.7 million in the first quarter of 2000 from $45.9 million in the first quarter of 1999, a 17.0% increase. Gross profit as a percentage of sales increased to 24.9% for the first quarter of 2000 from 24.0% in 1999. The increase in gross profit dollars primarily is impacted by growth in net sales in the categories listed under the preceding caption "Net Sales". The increase in gross profit as a percentage of net sales primarily is attributable to expansion of the Company's internally manufactured products such as roof trusses, wall panels and pre-hung doors. In the first quarter of 2000, the Company increased production of building components to approximately 52% of total sales of manufactured components from approximately 45% in the prior period last year.


Selling, General and Administrative Expense ("S,G & A")
-------------------------------------------------------

     S,G & A increased to 23.9% of net sales in the first quarter of 2000 compared to 23.4% in the first quarter of 1999. The $6.8 million increase primarily is attributable to increases in salaries, wages and benefits; trucking expenses; and travel expenses. In general, the increased expenses are driven by revenue growth and by the Company's initiative to increase internal production of manufactured components.

     Total salaries, wages and benefits for the first quarter of 2000 increased approximately $4.5 million over the first quarter of 1999. On a combined basis, sales salaries and commissions, trucking labor and sales center labor increased approximately $2.1 million or 14.5% over the comparable period last year. This mainly was driven by increased sales volume. Manufacturing labor grew by approximately $619,000 or 33.7%. This increase is reflective of the Company's strategic objective to increase the percentage of internally produced building components which has the overall effect of increasing margins and profitability. Management and supervisory salaries (excluding Administrative) increased approximately $707,000 or 17.5% over the prior year as a result of a combination of increased sales and internally produced building components. Employee taxes and benefits relating to the above increases in salaries and wages comprised an additional $660,000 or 10.4% increase over the prior year.

     Other areas that increased S, G & A included trucking expenses, which increased approximately $840,000 or 27.0%, and travel expenses which increased approximately $395,000 or 40.8%. The increase in trucking expenses was driven by improved sales and by the significant increase in fuel prices experienced during the first quarter of 2000. Higher travel expense was the result of increased sales efforts in the first quarter of 2000 that helped to produce the increased revenue for that period and are designed to add future revenues for the remainder of the year.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

    Depreciation, goodwill and trademark amortization increased to $1.7 million for the first quarter of 2000 compared with $1.4 million for the same period in 1999. This increase primarily is due to depreciation on three component manufacturing facilities acquired since the first quarter of 1999 as well as capital additions in support of the Company's major market program.


Provision for Doubtful Accounts
-------------------------------

    The provision for doubtful accounts of approximately $432,000 for the first quarter of 2000 was comparable to approximately $448,000 in the first quarter of 1999.

Other Operating Income
----------------------

    Other operating income for the first quarter of 2000 was $0.8 million compared with $0.9 million for the first quarter of 1999. During the first quarter of 1999 the Company recorded a gain of $0.1 million on the settlement of a casualty claim. There were no large claims in 2000.


Interest Expense
----------------

    In the first quarter of 2000 interest expense increased to $5.7 million from $5.3 million during the first quarter of 1999, primarily resulting from an increase in average total long-term debt of approximately $21 million. In addition, interest cost on the Company's revolving line of credit increased as a result of changes in the average prime and LIBOR rates. This increase was mitigated by the lower interest rates obtained by the Company under its current bank revolving credit facility compared to the facility in place prior to February 19, 1999. Approximately 73% of the Company's first quarter average borrowings on its revolving credit facility were LIBOR-based, compared to 87% in 1999.


Income Tax Benefit
------------------

    The Company recorded an income tax benefit of $1.7 million for the first quarter of 2000 compared with a benefit of $1.8 million in the first quarter of 1999. An effective federal and state income tax rate of 38.8% was used to calculate income taxes for the first quarter of 2000, compared with an effective rate of 40.5% for the first quarter of 1999. In addition to the effective income tax rate, state franchise taxes of $186,000 and $285,000 for the three months ended March 25, 2000 and March 27, 1999, respectively, were calculated separately and are included in the provision reported.

    The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation
allowance.   In  spite of the losses incurred during 1995, 1997,  and  1998 management believes that it is more likely than not that the Company will receive full benefit of its deferred tax asset, net of the valuation
allowance.   This  assessment constitutes Forward-Looking Information  made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors including but not limited to: the
effectiveness  of  the  Company's  operational  efforts,  cyclicality   and
seasonality of the Company's business, the effects of the Company's substantial leverage and competition.

Recently Issued Accounting Pronouncements
-----------------------------------------

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," was issued amending SFAS No. 133 by deferring the effective date for one year, to fiscal years beginning after June 15, 2000. The Company currently is evaluating the effects of this pronouncement.


Year 2000
---------

   The Year 2000 problem related to the possible inability of certain computer programs and computer hardware to properly handle dates after December 31, 1999. Potentially, businesses were at risk for miscalculations and systems failures. In response to the Year 2000 issue, the Company initiated a plan in early 1997 to identify, evaluate and implement changes to its existing computerized business systems. The plan also included steps to ensure the Company was not at risk for problems that may occur at its suppliers or customers. To date the Company has not experienced any significant Year 2000 problems and will continue to monitor its systems over the next few months.

     The Company's total cost for the Year 2000 project was estimated at $2.7 million. Through March 2000, approximately $2.5 million has been spent, of which approximately $0.9 million is for the replacement of systems and equipment which was accelerated due to the Year 2000 problem and has been capitalized over the systems' estimated useful lives.

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------

    The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

    During the first three months of 2000 net cash used by operating activities was $3.3 million, $11.5 million less than the $14.8 million used in the first quarter of 1999. The first three months of the year historically have generated negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its inventory levels during the first quarter to meet the anticipated increase in sales.

    The Company's accounts receivable balance at the end of the first quarter of 2000 increased $9.4 million when compared to the end of the first quarter of 1999, an increase of 10.7%. This increase is the result of increased sales in the first quarter of 2000, when compared with the first quarter of 1999, of approximately 12.9%.

    Inventory at the end of the first quarter of 2000 was $14.0 million, or 11.0%, higher than at the end of the first quarter of 1999. This increase is largely attributable to the additional inventory necessary to support the 12.9% increase in first quarter sales and, more importantly, the anticipated increased sales in the second and third quarters. Categories of inventory which experienced the most significant increase in the current period verses the prior year's period, with their related amount of increases were lumber and plywood ($5.0 million), drywall ($3.2 million), trusses ($1.5 million), insulation ($1.3 million), tools ($1.3 million), and windows ($1.2 million). Accounts payable at the end of the first quarter of 2000 increased approximately $2.0 million, or 3.1% from the first quarter of 1999. The increase primarily is attributable to the increase in total inventory.

       The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company also may make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. In the first three months of 2000 the Company spent $2.6 million on capital expenditures as compared to $2.1 million for the same period in 1999. Under the Company's bank revolving credit agreement, capital expenditures during 2000 are currently limited to $7.2 million. In the event capital expenditure needs exceed the limit set in the Company's new revolving credit agreement, the Company will seek an amendment to allow increased capital spending during 2000. In addition to capital expenditures, this revolving credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

    At May 1, 2000 the Company operated 101 sales and distribution centers and 17 component manufacturing facilities, compared with 101 sales and distribution facilities and 14 component manufacturing facilities at May 1, 1999. Eight additional component manufacturing facilities are located in existing sales and distribution facilities.

    The Company maintained excess availability under its revolving line of credit throughout the first three months of 2000. At the end of the first quarter total borrowings under the revolving line of credit were $17.5 million higher than at the end of the first quarter of 1999. Under the current terms of the Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At March 25, 2000, $126.3 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $35.4 million. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Tax Benefit".

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

    In conjunction with the new revolving credit agreement, the Company terminated its interest rate swap agreement and entered into a new interest rate swap agreement. This new agreement effectively fixes the interest rate at 7.50% (based on the LIBOR plus 1.75% pricing in effect on March 25,
2000), reduced from 8.11% under the old agreement, for three years, on $40 million of the Company's borrowings under its floating rate revolving line of credit. Unlike the prior agreement, this interest rate swap has no provisions for termination based on changes in the 30-day LIBOR borrowing rate.

                       WICKES INC. AND SUBSIDIARIES

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------


    The Company is subject to market risk associated with changes in interest rates and lumber futures contracts.

    The Company enters into lumber futures contracts as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. While lumber futures contracts are entered on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At December 25, 1999 the Company had 15 lumber futures contracts outstanding with a total market value of $552,000 and an immaterial net unrealized loss. At March 25, 2000 the Company had 89 lumber futures contracts outstanding with a total market value of $3.2 million and an immaterial net unrealized loss. These contracts all mature in 2000.

    The fair value of the Company's fixed rate debt was $85 million at December 25, 1999 and March 25, 2000. Assuming a 100 basis point decrease in the yield to maturity, the fair value of the fixed rate debt would have increased $2.4 million and $2.1 million at December 25, 1999 and March 25, 2000, respectively.

   For additional discussion, reference is made to information contained in
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed as part of the Company's Form 10K as of December 25, 1999.

                            PART II
                       OTHER INFORMATION


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

                              WICKES INC.




                         By:  /s/ J. Steven Wilson
                              --------------------
                              J. Steven Wilson
                              Chairman and Chief Executive Officer
                              (Principal Executive and Financial Officer)



                         By:  /s/ Russell J. Bonaguidi
                             -------------------------
                              Russell J. Bonaguidi
                              Controller and Principal Accounting
                              Officer


Date:  May 8, 2000