Form 10-Q
period 2000-06-24
WICKES INC
filed 2000-08-08
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                                                  Commission File
For the Quarterly Period Ended June 24, 2000      Number  1-14967
                               -------------              -------

                         WICKES INC.
                     -------------------
     (Exact name of registrant as specified in its charter)


               Delaware                           36-3554758
-------------------------------                ----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois         60061
------------------------------------------------         -----
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

                                   Yes   X        No
                                        ---      ----

As of July 31, 2000, the Registrant had 8,247,829 shares of Common Stock, par value $.01 per share outstanding.

                       WICKES INC. AND SUBSIDIARIES

                                   INDEX
                                   -----

                                                            Page
                                                           Number
                                                           ------

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

       Condensed Consolidated Balance Sheets
       June 24, 2000 (Unaudited), December 25, 1999 and
       June 26, 1999 (Unaudited)                              3

      Condensed Consolidated Statements of Operations (Unaudited)-
       For the three months and six months ended
       June 24, 2000 and June 26, 1999                        4

      Condensed Consolidated Statements of Cash Flows (Unaudited)-
       For the six months ended June 24, 2000 and
       June 26, 1999                                          5

      Notes to Condensed Consolidated
       Financial Statements (Unaudited)                       6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations              10

   Item 3. Quantitative and Qualitative Disclosures about
            Market Risk                                      23


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                  24


                                       2

                       WICKES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands except share data)


                                                         June 24,    December 25,  June 26,
                                                           2000         1999         1999
                                                          ------       ------       ------
           ASSETS                                        (UNAUDITED)               (UNAUDITED)
Current assets:
 Cash                                                    $    355   $    450     $     510
 Accounts receivable, less allowance for doubtful
     accounts of $3,173 in 2000, $4,105 in December 1999
  and $4,128 in June 1999.                                112,181      110,352     126,566
 Notes receivable from affiliate                              214          481         835
 Inventory                                                137,085      120,705     133,637
 Deferred tax asset                                         8,003        7,184       8,857
 Prepaid expenses                                           3,820        2,663       2,940
                                                          -------      -------     -------
  Total current assets                                    261,658      241,835     273,345
 Notes Receivable from affiliate                              265           -           -
 Property, plant and equipment, net                        53,301       50,599      48,591
 Trademark (net of accumulated amortization of
  $10,830 in 2000, $10,718 in December 1999
  and $10,607 in June 1999)                                 6,190        6,301       6,412
 Deferred tax asset                                        14,695       14,695      17,482
 Rental equipment (net of accumulated depreciation
  of $1,278 in 2000, $1,010 in December 1999
  and $804 in June 1999)                                    2,194        1,981       2,032
 Other assets (net of accumulated amortization of
  $12,439 in 2000, $11,463 in December 1999
  and $10,414 in June 1999)                                17,590       19,225      15,334
                                                         --------     --------    --------

  Total assets                                           $355,893     $334,636    $363,196
                                                         ========     ========    ========


   LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                    $      -     $      -    $      4
 Accounts payable                                          53,941       53,817      72,616
 Accrued liabilities                                       19,235       25,495      20,206
                                                          -------      -------     -------
Total current liabilities                                  73,176       79,312      92,826

Long-term debt, less current maturities                   249,847      220,742     243,856
Other long-term liabilities                                 3,604        3,763       3,024
Commitments and contingencies (Note 3)

Stockholders' equity:
 Preferred stock (no shares issued)
 Common stock, $0.01 par (8,247,329,  8,224,888
  and 8,214,776 shares issued and
     outstanding, respectively)                                82           82          82
 Additional paid-in capital                                86,984       86,870      86,818
 Accumulated deficit                                      (57,800)     (56,133)    (63,410)
                                                          -------      -------     -------

  Total stockholders' equity                               29,266       30,819      23,490
                                                          -------      -------     -------

      Total liabilities & stockholders' equity           $355,893     $334,636    $363,196
                                                          =======      =======     =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

<page 4>

                       WICKES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
              (in thousands except share and per share data)

                                                      Three Months Ended        Six Months Ended
                                                      ------------------       ------------------
                                                     June 24,    June 26,     June 24,     June 26,
                                                       2000        1999         2000         1999
                                                       ----        ----         ----         ----
Net sales                                         $  279,703   $  288,764   $  495,479   $  479,934
Cost of sales                                        210,386      222,425      372,467      367,628
                                                   ---------     --------    ---------    ---------

  Gross profit                                        69,317       66,339      123,012      112,306

Selling, general and administrative expenses          59,290       54,810      110,746       99,480
Depreciation, goodwill and trademark amortization      1,827        1,616        3,588        3,048
Provision for doubtful accounts                           71          (42)         503          406
Other operating income                                  (917)      (2,187)      (1,703)      (3,043)
                                                   ---------     --------    ---------    ---------

                                                      60,271       54,197      113,134       99,891

  Income from operations                               9,046       12,142        9,878       12,415

Interest expense                                       6,273        5,958       12,013       11,260
                                                   ---------     --------    ---------    ---------

Income (loss) before income taxes                      2,773        6,184       (2,135)       1,155

Provision (benefit) for income taxes                   1,241        2,597         (468)         844
                                                   ---------     --------    ---------    ---------

  Net income (loss)                               $    1,532   $    3,587   $   (1,667)  $      311
                                                   =========    =========    =========    =========

Basic income (loss) per common share (Note 5)     $     0.19   $     0.44   $    (0.20)  $     0.04
                                                   =========    =========    =========    =========

Diluted income (loss) per common share (Note 5)   $     0.18   $     0.43                $     0.04
                                                   =========    =========                 =========

Weighted average common shares - for basic         8,246,769    8,214,397    8,240,101    8,212,288
                                                   =========    =========    =========    =========

Weighted average common shares - for diluted       8,506,004    8,266,817                 8,263,784
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

                       WICKES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                              (in thousands)

                                                                           Six Months Ended
                                                                           -----------------
                                                                         June 24,    June 26,
                                                                          2000         1999
                                                                          ----         ----
Cash flows from operating activities:
   Net (loss) income                                                  $  (1,667)   $     311
 Adjustments to reconcile net (loss) income to
        net cash used in operating activities:
 Depreciation expense                                                     3,193        2,779
 Amortization of trademark                                                  111          111
 Amortization of goodwill                                                   284          158
 Amortization of deferred financing costs                                   667          729
 Provision for doubtful accounts                                            503          406
 Gain on sale of assets                                                     (64)      (1,427)
 Deferred tax benefit                                                      (819)           -
 Changes in assets and liabilities:
  Increase in accounts receivable                                        (2,332)     (31,908)
  Increase in inventory                                                 (16,380)     (29,371)
  (Decrease) increase in accounts payable and accrued liabilities        (6,295)      18,139
  Increase in prepaids and other assets                                  (1,286)      (2,898)
                                                                       --------     --------

NET CASH USED IN OPERATING ACTIVITIES                                   (24,085)     (42,971)
                                                                       --------     --------
Cash flows from investing activities:
 Decrease in notes receivable                                                 2          260
 Purchases of property, plant and equipment                              (4,631)      (4,208)
 Payments for acquisitions                                                 (800)      (7,214)
 Proceeds from sales of property, plant and equipment                       200        2,538
                                                                       --------     --------

NET CASH USED IN INVESTING ACTIVITIES                                    (5,229)      (8,624)
                                                                       --------     --------

Cash flows from financing activities:
 Net borrowing under revolving line of credit                            29,105       51,895
 Reductions of notes payable                                                  -          (12)
 Net proceeds from issuance of common stock                                 114           31
                                                                       --------     --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                29,219       51,914
                                                                       --------     --------

NET (DECREASE) INCREASE IN CASH                                             (95)         319
Cash at beginning of period                                                 450          191
                                                                       --------     --------

CASH AT END OF PERIOD                                                 $     355    $     510
                                                                        =======     ========

Supplemental schedule of cash flow information:
 Interest paid                                                        $  11,613    $   9,947
 Income taxes paid                                                    $     759    $     577
Supplemental schedule of non-cash investing and financing activities:
 The Company purchased net assets in conjunction with acquisitions made during the period.  In connection with these acquisitions, liabilities were assumed as follows:
  Assets acquired                                                     $     800    $   7,355
  Liabilities assumed                                                 $       -    $     141
  Cash paid                                                           $     800    $   7,214


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

                       WICKES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   Basis of Financial Statement Presentation
   -----------------------------------------

    The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Inc. and its consolidated subsidiaries (the "Company"). The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    The Company has determined that it operates in one business segment, that being the supply and distribution of lumber and building materials to building professionals and do-it-yourself customers, principally in the Midwest, Northeast, and Southern United States. All information required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is included in the Company's financial statements.

   Share Data
   ----------

    The Company issued 3,508 shares of Common Stock to members of its board of directors as compensation during the six-months ended June 24, 2000. In addition, 18,933 shares of common stock were issued upon exercise of employee stock options.

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

                       WICKES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2. LONG-TERM DEBT
   --------------

    Long-term debt is comprised of the following at June 24, 2000 (in thousands):

         Revolving line of credit              $  149,847
         Senior subordinated notes                100,000
         Less current maturities                       (0)
                                                ---------
         Total long-term debt                  $  249,847
                                                =========

    Under  the  revolving line of credit, the Company  may  borrow  against
certain   levels  of  accounts  receivable  and  inventory.    The   unused
availability at June 24, 2000 was $22.1 million.


3. COMMITMENTS AND CONTINGENCIES
   -----------------------------

    As of June 24, 2000, the Company had accrued approximately $131,000 (included in accrued liabilities at June 24, 2000) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

    Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, or expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company, the remediation of which the Company could, under certain circumstances, be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past five years. The Company currently has reserved approximately $43,000 for estimated clean up costs at 11 of its locations.

    In prior periods, the Company had been identified as having used two landfills which are now Superfund clean up sites for which requests for reimbursement of a portion of the clean-up costs were submitted. These issues have been settled and the Company has been relieved of responsibility.

                       WICKES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   The Company is one of many defendants in two multi-plaintiff suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which the Company has no connection other than as a customer. The Company has entered into a cost sharing agreement with its insurers, and any liability is expected to be minimal.

   The Company is one of many defendants in approximately 196 actions, each seeking unspecified damages, in various Michigan state courts. These actions are aimed at manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 24 similar actions for insignificant amounts, and another 224 of these actions have been dismissed. As of June 24, 2000 none of these suits have made it to trial.

   Losses in excess of the amounts accrued as of June 24, 2000 are possible but an estimate of these amounts cannot be made.

    The Company is involved in various other legal proceedings which are incidental to the conduct of its business. Certain of these proceedings involve potential damages for which the Company's insurance coverage may be unavailable. While the Company does not believe that any of these proceedings will have a material adverse effect on the Company's financial position, annual results of operations or liquidity, there can be no assurance of this result.


4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
   -----------------------------------------

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

                       WICKES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5. EARNINGS PER SHARE
   ------------------

    The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                  Three Months Ended             Six Months Ended
                                  ------------------             ----------------
                                 June 24,      June 26,       June 24,        June 26,
                                   2000          1999           2000            1999
                                   ----          ----           ----            ----
Numerators:
  Net income (loss)-for basic
 and diluted EPS               $ 1,532,000   $ 3,587,000    $(1,667,000)   $   311,000
                                ----------    ----------     ----------     ----------

Denominators:
  Weighted average common
   shares - for basic EPS        8,246,769     8,214,397      8,240,101      8,212,288
Common  shares from options        259,235        52,420              0         51,496
                                ----------    ----------     ----------     ----------

 Weighted average common
  shares - for diluted EPS       8,506,004     8,266,817      8,240,101      8,263,784
                                ----------    ----------     ----------     ----------

    In periods where net losses are incurred, diluted weighted average common shares are not used in the calculation of diluted EPS as it would have an anti-dilutive effect on EPS. In addition, options to purchase 236,281 and 415,003 weighted average shares of common stock during the first half of 2000 and 1999, respectively, were not included in the diluted EPS as the options' exercise prices were greater than the average market price.


6. RELATED PARTY TRANSACTIONS
   --------------------------

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

    In March 2000, the Company extended the terms of its note receivable from Riverside Group, Inc. Under the revised terms, all previously accrued interest was paid by Riverside Group, Inc. to the Company on March 31, 2000. Interest accruing thereafter is to be paid on a quarterly basis. In addition, repayment of the remaining principal balance was deferred for one year, with quarterly principal payments commencing on April 1, 2001.

                       WICKES INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

    Among the factors that could cause actual results to differ materially include the effects of seasonality and cyclicality; effects of competition; interest rates and the Company's ability to service and comply with the terms of its debt; lumber prices; the success of the Company's operational initiatives; and the outcome of the contingencies discussed in Note 3 of the Company's Consolidated Financial Statements included elsewhere herein.

                               INTRODUCTION

    Wickes Inc. ("Wickes" or the "Company") is a leading supplier and manufacturer of building materials in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors and, to a lesser extent, project do-it-yourself consumers involved in major home improvement projects. At June 24, 2000, the Company operated 101 sales and distribution facilities in 23 states in the Midwest, Northeast, and South. In addition, the Company operated 25 component manufacturing facilities, 8 of which are located in sales and distribution facilities, that produce and distribute roof and floor trusses, framed wall panels, and pre-hung door units.

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

                                  Three Months Ended      Six Months Ended
                                  ------------------      ----------------
                                   June 24,  June 26,    June 24,  June 26,
                                     2000     1999         2000      1999
                                     ----     ----         ----      ----

Net sales                           100.0%   100.0%       100.0%    100.0%
Gross profit                         24.8%    23.0%        24.8%     23.4%
Selling, general and
  administrative expense             21.2%    19.0%        22.4%     20.7%
Depreciation, goodwill and
  trademark amortization              0.7%     0.6%         0.7%      0.6%
Provision for doubtful accounts       0.0%     0.0%         0.1%      0.1%

Other operating income               (0.3)%   (0.8)%       (0.3)%    (0.6)%
Income from operations                3.2%     4.2%         2.0%      2.6%


Net Earnings
------------

    The Company's results of operations historically are affected by, among other factors, weather conditions, interest rates, lumber prices, housing starts and other external economic factors. Weather conditions during the first six months of 2000 were relatively comparable to the prior year. However, the Company's largest region, the Midwest, experienced extremely wet conditions in May and June which tends to adversely impact sales. The second quarter and first half of 2000 showed continuing trends of higher interest rates, which many builders took as a sign to slow down production and test demand. As a result of these factors, housing starts for the second quarter of 2000 were down from the second quarter of 1999 a combined 5.4% in the Midwest and Northeast regions of the United States (5.3% and 5.4%, respectively). The Midwest and Northeast represented approximately 79.0% of the Company's sales in the second quarter of 2000 versus 76.4% in the comparable period in 1999. When combined with the South, housing starts for the second quarter of this year were flat in all regions served by Wickes over the same period last year. On a year-to-date basis, actual housing starts are relatively comparable to last year. In addition to the affects of the foregoing, escalating fuel prices and higher interest rates also have adversely impacted the Company's earnings.

    Dimensional lumber and panel products are commodities which cause the Company's costs to fluctuate with changing market conditions, generally tracked using the Random Lengths Framing Composite Average and the Random Lengths Panel Index. Increases in lumber prices ("lumber inflation") generally are passed on to the customer in the short term, with certain lag effects, or are fixed in the futures market for a small percentage of long-term sales contracts. The converse is true in periods of decreasing lumber prices ("lumber deflation"). In both cases, competition generally dictates that the Company maintains its margin on a percentage basis. Sales and gross profit generally benefit from lumber inflation and are adversely impacted by lumber deflation.

    Net income for the three months ended June 24, 2000 was $1.5 million compared with a net income of $3.6 million for the three months ended June 26, 1999. The decrease in net income for the three-month period primarily is the result of increased selling, general and administrative ("SG&A") expenses, interest and depreciation expenses, as well as a reduction in other operating income, all of which offset higher gross margin.

   Net loss for the first six months of 2000 was $1.7 million compared with net income of $311,000 for the first six months of 1999. The decrease in net income for the six-month period primarily is the result of increases in SG&A, depreciation and interest expenses, as well as a reduction in other operating income, all of which offset higher gross margin.

                 Three Months Ended June 24, 2000 Compared
                 -----------------------------------------
                 with the Three Months Ended June 26, 1999
                 -----------------------------------------

Net Sales
---------

    Net sales for the second quarter of 2000 decreased 3.1% to $279.7 million from $288.8 million for the second quarter of 1999. Same store sales decreased 3.4% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, decreased by 2.0% when compared with the second quarter of 1999. Consumer same-store sales decreased by 8.1% for the quarter. As of June 24, 2000 the Company operated 101 sales and distribution facilities, the same number it operated during the second quarter of 1999.

    The Company estimates that lumber deflation decreased total sales for the second quarter of 2000 by approximately $20.7 million versus the comparable period in 1999. This estimate is based on 2000 unit volume at the corresponding 1999 estimated prices, determined using two indices indicative of lumber price variance from period to period. Evidencing lumber deflation for the period, the Random Lengths Framing Composite Average decreased an average of 19.1% and the Random Lengths Panel Index declined an average of 17.7%.

    Sales for the second quarter of 2000 were positively impacted by investments in its target major markets and by new initiatives such as Tool Rental and Installed Programs. However, these were offset by the effects of lumber deflation on sales. Same store sales decreased 6.5% in the Company's nine target major markets, primarily driven by lumber deflation.

   Sales to building professionals as a percentage of total sales increased to 88.0% in the second quarter of 2000 compared with 86.9% in 1999. Lumber and building materials accounted for 87.2% of total sales in the second quarter of 2000 compared with 88.1% in 1999.

    Products that exhibited the greatest change in sales for the quarter ended June 24, 2000 versus the comparable quarter in the prior year were lumber and plywood (down 9.8%), panels and trusses (up 4.0%), drywall (down 15.4%), roofing and roofing materials (down 9.2%), and treated wood (down 7.0%).


Gross Profit
------------

    Gross profit increased to $69.3 million in the second quarter of 2000 from $66.3 million for the second quarter of 1999, a 4.5% increase. Gross profit as a percentage of sales increased to 24.8% for the second quarter of 2000 from 23.0% in 1999. The increase in gross profit as a percentage of sales resulted from increased sales and gross profit margins on internally manufactured products, the effects of lumber deflation, improved buying leverage due to volume, and the expansion of the Company's installed sales programs.

    For the quarter, sales of internally manufactured building components increased to 48.9% of total distributed building components from 47.2% in the prior year. The dollar value of internally manufactured building components increased 6.8%, despite the effects of lumber deflation. The Company believes that while the sales effect of lumber deflation did decrease the dollar value of gross profit by approximately $3.9 million in the quarter, gross profit as a percent of sales increased due to significant and rapid lumber cost declines over the quarter. Commodity lumber accounted for 39.5% of sales in the second quarter of 2000, compared with 41.8% for the second quarter of 1999. The gross margin for commodity lumber improved 2.0% for the quarter ended June 24, 2000 versus the same period last year.


Selling, General and Administrative Expense ("SG&A")
----------------------------------------------------

    SG&A expense increased to 21.2% of net sales in the second quarter of 2000 compared with 19.0% of net sales in the second quarter of 1999. The $4.5 million increase primarily is attributable to increases in salaries, wages and benefits, as well as delivery expense. On an overall basis, the Company's initiative to increase its production of internally manufactured building components and to expand and develop installed programs impacted each of these categories.

   Total salaries, wages and benefits for the second quarter of 2000 increased approximately $2.5 million or 6.6% over the second quarter of 1999. On a combined basis, sales salaries, commissions, trucking labor and sales center labor exhibited an increase of approximately $1.3 million or 6.3% over the comparable period last year. This mainly was driven by sales volume and product mix. Manufacturing labor grew by approximately $274,000 or 10.3%. This increase is reflective of the Company's strategic objective to increase the percentage of internally manufactured building components, which has the overall effect of increasing margins and profitability. In the second quarter of 2000, the Company increased production of building components to approximately 48.9% of total manufactured building components distributed up from approximately 47.2% in the comparable period last year. Management and supervisory salaries (including administrative salaries) increased approximately $263,000 or 3.2% over the prior year as a result of normal annual increases as well as support for new initiatives. Employee taxes and benefits relating to the above increases in salaries and wages comprised an additional $645,000 or 10.1% increase over the prior year. As of June 24, 2000, the Company had 4,412 full time and part time employees, an increase of 0.7% from June 26, 1999.

    Delivery expense for the quarter increased approximately $1.0 million or 29.6% over the prior year. The increase was driven by various Company initiatives and by the significant increase in fuel prices experienced during the second quarter of 2000. With regard to initiatives, internally manufactured building component programs include a delivery expense factor. When the Company purchases these components from external sources, the vendor generally is responsible for site delivery. This is included in their pricing and becomes part of the Company's cost of sales. For internally manufactured building components, Wickes bears the cost of delivery. Additionally, the expansion of installed programs, such as insulation, siding and gutters, has caused the Company to incur additional delivery expense through the trucks involved in these programs. Wickes has incurred additional vehicle repair and maintenance, lease costs, fuel and other costs of operation for both of these programs. Finally, the Company estimates that the dramatic increases in fuel costs nationwide in the second quarter of 2000 cost Wickes approximately $480,000 in additional fuel expense versus the second quarter last year.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

    Depreciation, goodwill and trademark amortization increased to $1.8 million for the second quarter of 2000 compared with $1.6 million for the same period in 1999. This increase is primarily due to depreciation on three component manufacturing facilities acquired since the second quarter of 1999 as well as capital additions to support the Company's major market program and manufacturing of building components.


Provision for Doubtful Accounts
-------------------------------

    The provision for doubtful accounts was an expense of $71,000 in the second quarter of 2000, compared with a benefit of $42,000 in the second quarter of 1999.


Other Operating Income
----------------------

    Other operating income for the second quarter of 2000 was $917,000 compared with $2.2 million for the second quarter of 1999. During the second quarter of 1999 the Company sold four pieces of excess real estate and recorded gains of $1.4 million. There were no sales of excess real estate in the second quarter of 2000. The Company also recorded $347,000 in expenses related to casualty losses during the second quarter of 1999, including a fire at one of its component manufacturing facilities.

Interest Expense
----------------

   In the second quarter of 2000 interest expense increased to $6.3 million from $6.0 million during the second quarter of 1999. This increase results primarily from an increase in average total long-term debt of approximately $5.8 million, as well as a 22 basis point increase in the Company's effective borrowing costs. Approximately 90% of the Company's second quarter average borrowings on its revolving credit facility were LIBOR-based.


Provision for Income Taxes
--------------------------

    The Company recorded income tax expense of $1.2 million for the second quarter of 2000 compared with expense of $2.6 million in the second quarter of 1999. An effective federal and state income tax rate of 38.6% was used to calculate income taxes for the second quarter of 2000, compared with an effective rate of 39.1% for the second quarter of 1999. In addition to the effective income tax rate, state franchise taxes of $280,000 and $232,000 for the second quarter of 2000 and 1999, respectively, were calculated separately and are included in the provision reported.

   The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1997 and 1998 management believes that it is more likely than not that the Company will receive full benefit of its net deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of the Company's operational efforts, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage, and competition.

                  Six Months Ended June 24, 2000 Compared
                  ---------------------------------------
                  with the Six Months Ended June 26, 1999
                  ---------------------------------------

Net Sales
---------

    Net sales for the first six months of 2000 increased 3.2% to $495.5 million from $479.9 million for the first six months of 1999. Same store sales increased 2.4% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, increased 4.7% when compared with the first six months of 1999. Consumer same store sales decreased 6.5% for the same period. For the six months ended June 24, 2000 the Company operated 101 sales and distribution facilities, the same number it operated during the first six months of 1999.

    The Company estimates that the net effect of first quarter lumber inflation and second quarter lumber deflation decreased total sales by approximately $18.4 million compared with the 1999 comparable period.

    The Company believes that the sales increase for the six months ended June 24, 2000 primarily results from investments in its target major markets and by new initiatives such as Tool Rental and Installed Sales. However, these were offset by the net effects of lumber deflation on sales. Same store sales in the Company's nine target major markets for this period increased 3.4% over the same period last year, with first quarter gains partially offset by second quarter lumber deflation.

      Housing starts in the first six months of 2000 were relatively flat (down .7%), nationally, in comparison to 1999. In the Company's primary geographical markets, the Midwest and Northeast, housing starts were down 1.1% over the comparable period last year, while in the South housing starts were up 0.6%.

   Sales to building professionals as a percentage of total sales increased to 89.2% in the first half of 2000 compared with 87.9% in 1999. Lumber and building materials accounted for 86.8% of total sales in the first half of 2000 compared with 87.5% in 1999.

    Products that exhibited the greatest change in sales for the six months ended June 24, 2000 versus the comparable period in the prior year were panels and trusses (up 10.7%), drywall (down 4.6%), roofing and roofing materials (down 8.8%), treated wood (down 1.2%), windows and doors (up 7.6%), and lumber and plywood (down 0.6%).

Gross Profit
------------

    Gross profit for the first six months of 2000 increased to $123.0 million from $112.3 million for the first six months of 1999, a 9.5% increase. Gross profit as a percentage of sales increased to 24.8% for the first six months of 2000 from 23.4% in 1999. The increase in gross profit as a percentage of sales results from increased sales and gross profit margins on internally manufactured products, the effects of lumber prices, improved buying leverage due to increased volume, and the expansion of the Company's installed sales programs.

   For the six months ended June 24, 2000, sales of internally manufactured building components increased to 50.2% of total distributed building components from 46.5% in the prior year. The dollar value of internally manufactured building components increased 21.3%. During the first six months of Fiscal 2000, the Company experienced both lumber inflation and deflation. The net effect of lumber prices on sales for the six-month period was a reduction of approximately $18.4 million, which had the effect of reducing gross margin by approximately $3.4 million. Commodity lumber accounted for 38.9% of sales in the first six months of 2000, compared with 40.4% in the first six months of 1999. The gross margin on commodity lumber improved 1.3% for the six months ended June 24, 2000 versus the same period last year.


Selling, General and Administrative Expense
-------------------------------------------

    SG&A expense increased to 22.4% of net sales in the first six months of 2000 compared with 20.7% of net sales in the first six months of 1999. The $11.3 million increase primarily is attributable to increases in salaries, wages and benefits; delivery expense; and travel. On an overall basis, the Company's initiative to increase its production of internally manufactured building components and to expand and develop installed programs impacted each of these categories.

   Total salaries, wages and benefits for the first six months of 2000 increased approximately $7.4 million or 10.7% over the first six months of 1999. On a combined basis, sales salaries, commissions, trucking labor and sales center labor increased approximately $3.7 million or 10.0% over the comparable period last year. This mainly was driven by sales volume and product mix. Manufacturing labor grew by approximately $894,000 or 19.9%. This increase is reflective of the Company's strategic objective to increase the percentage of internally manufactured building components, which has the overall effect of increasing margins and profitability. In the first half of 2000, the Company increased production of building components to approximately 50.2% of total sales of manufactured building components from approximately 46.5% in the comparable period last year. Management and supervisory salaries (including administrative salaries) increased approximately $1.3 million or 9.0% over the prior year as a result of a normal annual increases and support for new initiatives.

Employee taxes and benefits relating to the above increases in salaries and wages comprised an additional $1.3 million or 10.1% increase over the prior year. As of June 24, 2000, the Company had 4,412 full time and part time employees, an increase of 0.7% from June 26, 1999.

    Delivery expense for the six months ended June 24, 2000 increased approximately $1.8 million or 29.0% over the same period in 1999. The increase was driven by various initiatives and by the increase in fuel prices which began in the first quarter of 2000 and significantly escalated during the second quarter. The expansion of installed programs, such as insulation, siding and gutters, has caused the Company to incur additional delivery expense through the trucks involved in these programs. Wickes has incurred additional vehicle repair and maintenance, lease costs, fuel and other costs of operation as a result of these initiatives.

    Travel expense increased approximately $600,000 or 28.3% in the first half of 2000 versus the comparable period last year. This travel reflects efforts to increase sales and support new initiatives.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------


    Depreciation, goodwill and trademark amortization increased to $3.6 million for the first six months of 2000 compared with $3.0 million for the same period in 1999. This increase is primarily due to depreciation on three component manufacturing facilities acquired since the first quarter of 1999 as well as capital additions as a result of the Company's major market program and manufacturing of building components.


Provision for Doubtful Accounts
-------------------------------

    The provision for doubtful accounts increased to $503,000 for the first six months of 2000 from $406,000 in the first six months of 1999.


Other Operating Income
----------------------

   Other operating income for the first six months of 2000 was $1.7 million compared with $3.0 million for the first six months of 1999. In the first six months of 2000 and 1999, the Company recorded gains of approximately $0.2 million and $1.6 million respectively on the sale of excess real estate and equipment. In 1999, the Company recorded costs of $269,000 for carrying costs of closed operations and $317,000 for casualty losses, including a fire at one of its component manufacturing facilities.

Interest Expense
----------------

    In the first six months of 2000 interest expense increased to $12.0 million from $11.3 million during the first six months of 1999, resulting primarily from an increase in average total long-term debt of approximately $14.1 million. Approximately 80% of the Company's average borrowings on its revolving credit facility, during the first six months of 2000, were LIBOR-based.


Provision for Income Taxes
--------------------------

    The Company recorded income tax benefit of $468,000 for the first six months of 2000 compared with a provision of $844,000 in the first six months  of 1999.  An effective federal and state income tax rate  of  38.8%
was used to calculate income taxes for the first six months of 2000, compared with an effective rate of 39.1% for the first six months of 1999. In addition to the effective income tax rate, state franchise taxes of $466,000 and $517,000 for the first six months of 2000 and 1999, respectively, were calculated separately and are included in the provision reported.


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


Year 2000
---------

   To date the Company has not experienced any significant Year 2000 problems. The Year 2000 problem related to the possible inability of certain computer programs and computer hardware to properly handle dates after December 31, 1999. In response to the Year 2000 issue, the Company initiated a plan in early 1997 to identify, evaluate and implement changes to its existing computerized business systems. The plan also included steps to ensure the Company was not at risk for problems that may occur at its suppliers or customers.

     The Company's total cost for the Year 2000 project was estimated at $2.7 million. Through June 2000, approximately $2.6 million has been spent, of which approximately $0.9 million is for the replacement of systems and equipment which was accelerated due to the Year 2000 problem and has been capitalized over the systems' estimated useful lives.

Liquidity and Capital Resources
-------------------------------

    The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

    During the first six months of 2000 net cash used in operating activities was $24.1 million, $18.9 million less than the $43.0 million used in the first six months of 1999. The first six months of the year historically have generated negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its inventory levels during the first quarter to meet the anticipated increase in sales, and in the second quarter increases in accounts receivable occur as a result of the increased sales activity.

    The Company's accounts receivable balance at the end of the second quarter of 2000 decreased $14.4 million when compared to the end of the second quarter of 1999, a decrease of 11.4%. This difference primarily results from the overall sales decrease in the second quarter of 2000.

    Inventory at the end of the second quarter of 2000 was $3.4 million, or 2.6%, higher than at the end of the second quarter of 1999. This increase largely is attributable to the additional inventory required to support anticipated third quarter sales and on-going construction projects. Accounts payable at the end of the second quarter of 2000 decreased approximately $18.7 million, or 25.7% from the second quarter of 1999. The decrease primarily is attributable to improved cash flows from operations.

   The Company's capital expenditures consist primarily of the construction of storage facilities; the remodeling and reformatting of sales and distribution facilities; expansion of component manufacturing facilities; and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company also may make expenditures to establish or acquire operations and to expand or complement its existing operations, especially in its major markets. In the first six months of 2000 the Company spent $4.6 million on capital expenditures as compared to $4.2 million for the same period in 1999. Under the Company's bank revolving credit agreement, capital expenditures during 2000 are currently limited to $7.2 million. In the event capital expenditure needs exceed the limit set in the Company's new revolving credit agreement, the Company will seek an amendment to allow increased capital spending during 2000. In addition to capital expenditures, this revolving credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

    The Company maintained excess availability under its revolving line of credit throughout the first six months of 2000. At the end of the second quarter total borrowings under the revolving line of credit were $6.0 million higher than at the end of the second quarter of 1999. Under the current terms of the Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At June 24, 2000, $149.8 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $22.1 million.

                       WICKES INC. AND SUBSIDIARIES

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

    The Company is subject to market risk associated with changes in interest rates and lumber futures contracts.

    The Company enters into lumber futures contracts as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. While lumber futures contracts are entered on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At December 25, 1999 the Company had 15 lumber futures contracts outstanding with a total market value of $552,000 and an immaterial net unrealized loss. At June 24, 2000 the Company had 45 lumber futures contracts outstanding with a total market value of $1.3 million and an approximate net unrealized loss of $240,000. These contracts all mature in 2000.

    The fair value of the Company's fixed rate debt was $85 million at December 25, 1999 and $80 million at June 24, 2000. Assuming a 100 basis point decrease in the yield to maturity, the fair value of the fixed rate debt would have increased $2.4 million and $1.9 million at December 25, 1999 and June 24, 2000, respectively.

   The Company's revolving line of credit provides for, subject to certain restrictions, up to $160 million of revolving credit loans and the issuance of up to $10 million of letters of credit. Depending upon the Company's rolling four-quarter interest coverage ratio, amounts outstanding under the new revolving line of credit will bear interest at a spread above the base rate of from 0% to 0.75% or from 1.50% to 2.25% above the applicable LIBOR rate. The rate is adjusted quarterly upon delivery to the lenders of the Company's most recent quarterly financial statements. Interest on amounts outstanding under the revolving line of credit will bear interest, during the third quarter of 1999, at a spread above the base rate of Fleet Retail Finance Inc. of 0.25%, or 1.75% above the applicable LIBOR rate. Based on the Company's average borrowings for the first six months of 2000 under its revolving credit agreement, subject to the effect of the interest rate swap agreement, a 25 basis point movement in the base rate or LIBOR rate would result in an approximate $235,000 annualized increase or decrease in interest expense.

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

                              WICKES INC.




                         By:  /s/ J. Steven Wilson
                              --------------------
                              J. Steven Wilson
                              Chairman and Chief Executive Officer
                              (Principal Executive and Financial Officer)



                         By:  /s/ Russell J. Bonaguidi
                              ------------------------
                              Russell J. Bonaguidi
                              Vice President & Controller
                              (Principal Accounting Officer)


Date:  August 8, 2000