Form 10-Q
period 2000-09-23
WICKES INC
filed 2000-11-07
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                                                        Commission File
For the Quarterly Period Ended September 23, 2000       Number  1-14967
                               ------------------               -------

                         WICKES INC.
                     -------------------
     (Exact name of registrant as specified in its charter)


               Delaware                           36-3554758
          -----------------                    ----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois         60061
------------------------------------------------       ---------
(Address of principal executive offices)               (Zip Code)



                               847-367-3400
                     -------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X        No
                                       -----
As of October 31, 2000, the Registrant had 8,271,313 shares of Common Stock, par value $.01 per share outstanding.

                       WICKES INC. AND SUBSIDIARIES

                                   INDEX
                                  ---------



                                                                    Page
                                                                   Number
                                                                   ------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

       Condensed Consolidated Balance Sheets
       September 23, 2000 (Unaudited), December 25, 1999 and
       September 25, 1999 (Unaudited)                                 3

      Condensed Consolidated Statements of Operations (Unaudited)-
       For the three months and nine months ended
       September 23, 2000 and September 25, 1999                      4

      Condensed Consolidated Statements of Cash Flows (Unaudited)-
       For the nine months ended September 23, 2000 and
       September 25, 1999                                             5

      Notes to Condensed Consolidated
       Financial Statements (Unaudited)                               6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       12

   Item 3. Quantitative and Qualitative Disclosures about
            Market Risk                                               25


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                           26


                       WICKES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands except share data)

                                                 September 23,   December 25,   September 25,
                                                     2000           1999            1999
                                                 ------------    -----------    ------------
                                                  (UNAUDITED)                    (UNAUDITED)

           ASSETS
Current assets:
 Cash                                            $       153     $      450     $       621
 Accounts receivable, less allowance for doubtful
  accounts of $3,741 in 2000, $4,105 in December 1999
  and $4,231 in September 1999                       106,440        110,352         135,610
 Notes receivable from affiliate                         134            481             474
 Inventory                                           123,016        120,705         131,250
 Deferred tax asset                                    7,184          7,184           8,857
 Prepaid expenses                                      4,285          2,663           3,181
                                                     -------        -------         -------
  Total current assets                               241,212        241,835         279,993

 Notes receivable from affiliate                         349              -               -
 Property, plant and equipment, net                   53,080         50,599          49,580
 Trademark (net of accumulated amortization of
  $10,885 in 2000, $10,718 in December 1999
  and $10,663 in September 1999)                       6,134          6,301           6,357
 Deferred tax asset                                   14,695         14,695          17,482
 Rental equipment (net of accumulated depreciation
  of $1,441 in 2000, $1,010 in December 1999
  and $899 in September 1999)                          2,210          1,981           2,083
 Other assets (net of accumulated amortization of
  $12,918 in 2000, $11,463 in December 1999
  and $10,937 in September 1999)                      17,385         19,225          14,879
                                                     -------        -------         -------
  Total assets                                      $335,065       $334,636        $370,374
                                                     =======        =======         =======

   LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $   62,705       $ 53,817       $  63,211
 Accrued liabilities                                  23,596         25,495          30,655
                                                     -------        -------         -------
Total current liabilities                             86,301         79,312          93,866

Long-term debt (Note 2)                              213,797        220,742         244,893
Other long-term liabilities                            3,552          3,763           3,060
Commitments and contingencies (Note 4)

Stockholders' equity:
 Preferred stock (no shares issued)
 Common stock, $0.01 par (shares issued and outstanding
     of 8,249,597 in 2000,  8,224,888 in December 1999 and
     8,218,417 in September 1999)                         82             82              82
 Additional paid-in capital                           86,997         86,870          86,839
 Accumulated deficit                                 (55,664)       (56,133)        (58,366)
                                                     -------        -------         -------

  Total stockholders' equity                          31,415         30,819          28,555
                                                     -------        -------         -------

      Total liabilities & stockholders' equity      $335,065       $334,636        $370,374
                                                    ========       ========        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

<page 4>

                       WICKES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
              (in thousands except share and per share data)


                                                        Three Months Ended         Nine Months Ended
                                                        ------------------         -----------------
                                                       Sept. 23,   Sept. 25,     Sept. 23,     Sept. 25,
                                                         2000        1999          2000          1999
                                                         ----        ----          ----          ----
Net sales                                            $  281,942   $  325,371    $  777,421    $ 805,305
Cost of sales                                           219,707      259,916       609,818      641,108
                                                        -------      -------       -------      -------

  Gross profit                                           62,235       65,455       167,603      164,197

Selling, general and administrative expenses             50,829       50,524       144,645      136,997
Depreciation, goodwill and trademark amortization         1,455        1,336         4,329        3,827
Provision for doubtful accounts                             860          467         1,363          873
Other operating income                                     (937)      (1,337)       (2,640)      (4,380)
                                                         ------       ------       -------      -------

                                                         52,207       50,990       147,697      137,317

  Income from operations                                 10,028       14,465        19,906       26,880

Interest expense                                          6,163        5,877        18,176       17,137
                                                         ------       ------       -------      -------

Income before income taxes                                3,865        8,588         1,730        9,743

Provision for income taxes                                1,729        3,544         1,261        4,388
                                                         ------       ------        ------       ------

  Net income                                         $    2,136   $    5,044    $      469   $    5,355
                                                         ======       ======        ======       ======

Basic income per common share (Note 6)               $     0.26   $     0.61    $     0.06   $     0.65
                                                         ======       ======        ======       ======

Diluted income per common share (Note 6)             $     0.25   $     0.61    $     0.06   $     0.65
                                                         ======       ======        ======       ======

Weighted average common shares - for basic            8,248,643    8,217,777     8,242,949    8,214,118
                                                      =========    =========     =========    =========

Weighted average common shares - for diluted          8,476,023    8,331,816     8,501,410    8,280,861
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

                       WICKES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                              (in thousands)

                                                                        Nine Months Ended
                                                                        -----------------
                                                                     Sept. 23,    Sept. 25,
                                                                         2000        1999
                                                                         ----        ----
Cash flows from operating activities:
   Net income                                                        $    469    $   5,355
 Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
 Depreciation expense                                                   4,799        4,246
 Amortization of trademark                                                167          167
 Amortization of goodwill                                                 446          255
 Amortization of deferred financing costs                                 970        1,142
 Provision for doubtful accounts                                        1,363          873
 Loss / (gain) on sale of assets                                           60       (1,435)
 Changes in assets and liabilities:
  Decrease / (increase) in accounts receivable                          2,549      (41,419)
  Increase in inventory                                                (2,311)     (26,984)
  Increase in accounts payable and accrued liabilities                  6,778       19,220
  Increase in prepaids and other assets                                (2,188)      (3,347)
                                                                      -------      -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    13,102      (41,927)
                                                                      -------      -------
Cash flows from investing activities:
 (Increase) / decrease in notes receivable                                 (2)         621
 Purchases of property, plant and equipment                            (6,666)      (6,644)
 Payments for acquisitions                                               (800)      (7,196)
 Proceeds from sales of property, plant and equipment                     887        2,608
                                                                      -------      -------

NET CASH USED IN INVESTING ACTIVITIES                                  (6,581)     (10,611)
                                                                      -------      -------

Cash flows from financing activities:
 Net (repayments) borrowing under revolving line of credit             (6,945)      52,932
 Reductions of notes payable                                               -           (16)
 Net proceeds from issuance of common stock                               127           52
                                                                      -------      -------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (6,818)      52,968
                                                                      -------      -------

NET (DECREASE) INCREASE IN CASH                                          (297)         430
Cash at beginning of period                                               450          191
                                                                      -------      -------

CASH AT END OF PERIOD                                                $    153     $    621
                                                                      =======      =======

Supplemental schedule of cash flow information:
 Interest paid                                                       $ 14,720     $ 12,666
 Income taxes paid                                                   $  1,054     $    876
Supplemental schedule of non-cash investing and financing activities:
 The Company purchased net assets in conjunction with acquisitions made during the period.  In connection with these acquisitions, liabilities were assumed as follows:
  Assets acquired                                                    $    800     $  7,337
  Liabilities assumed                                                $     -      $    141
  Cash paid                                                          $    800     $  7,196


 The accompanying notes are an integral part of the condensed consolidated financial statements.

                       WICKES INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

   Share Data
   ----------

    The Company issued 5,276 shares of Common Stock to members of its board of directors as compensation during the nine-months ended September 23, 2000. In addition, 19,433 shares of common stock were issued upon exercise of employee stock options.

                       WICKES INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

   Reclassifications and Eliminations
   ----------------------------------

    Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and
transactions  have  been  eliminated.   See  also  Note 3 regarding  the
reclassification  of  certain manufacturing expenses.


2. LONG-TERM DEBT
   --------------

    Long-term debt is comprised of the following at September 23, 2000 (in thousands):

         Revolving line of credit              $  113,797
         Senior subordinated notes                100,000
         Less current maturities                       (0)
                                                ---------
         Total long-term debt                  $  213,797
                                                =========

    Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused availability, as defined in the Company's credit agreement, at September 23, 2000 was $45.2 million.


3. RECLASSIFICATION OF MANUFACTURING EXPENSES
   ------------------------------------------

    One of the Company's strategic goals is to increase the sales volume of manufactured building components (roof trusses, wall panels, floor joists, etc.) and to continue to increase the sales of internally manufactured components. In response to increases, over time, in the volume of internally manufactured building components sold, the Company has determined that certain manufacturing costs previously included in Selling, General and Administrative expense should be classified as Cost of Sales.

    Therefore, elements of costs directly associated with manufacturing processes such as manufacturing labor and related benefits, manufacturing supplies, equipment depreciation, delivery expenses and other overhead items have been reclassified for the current and prior periods presented. This reclassification had no impact on income from operations, net income or net assets. The table presented below summarizes the impact of this reclassification (increase / (decrease) in thousands):

                       WICKES INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

                                   Three Months        Nine Months
                                   ------------        -----------
                               Sept. 23, Sept. 25, Sept. 23, Sept. 25,
                                  2000      1999      2000      1999
                                  ----      ----      ----      ----

Net sales                       $    0   $    0    $     0   $     0

Cost of sales                    9,242    8,357     26,886    21,921
                                 -----    -----     ------    ------

    Gross profit                (9,242)  (8,357)   (26,886)  (21,921)
                                 -----    -----     ------    ------

Selling, general and
administrative  expenses        (8,873)  (8,073)   (25,803)  (21,080)
Depreciation, goodwill and
trademark amortization            (369)    (284)    (1,083)     (841)
                                 -----    -----     ------    ------

                                (9,242)  (8,357)   (26,886)  (21,921)
                                 -----    -----     ------    ------

    Income from operations      $    0  $     0    $     0   $     0
                                 =====   ======     ======    ======



4. COMMITMENTS AND CONTINGENCIES
   -----------------------------

    As of September 23, 2000, the Company had accrued approximately $98,000 (included in accrued liabilities at September 23, 2000) for remediation of certain environmental and product liability matters, principally underground storage tank removal.

    Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, or expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company, the remediation of which the Company could,

                       WICKES INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

under certain circumstances, be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on properties sold over the past five years.

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

   The Company is one of many defendants in approximately 200 actions, each seeking unspecified damages, in various Michigan state courts. These actions are aimed at manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 30 similar actions for insignificant amounts, and another 245 of these actions have been dismissed. As of September 23, 2000 none of these suits have made it to trial.

    Losses in excess of the amounts accrued as of September 23, 2000 are possible but an estimate of these amounts cannot be made.

    The Company is a defendant in a lawsuit arising from a 1998 accident involving an employee truck driver that resulted in personal injuries to a third party. Plaintiffs seek compensatory damages in an unspecified amount. Recently, plaintiffs have amended their complaint to include a claim for punitive damages in an unspecified amount, for which insurance coverage may or may not be available.

    The Company also is involved in various other legal proceedings which are incidental to the conduct of its business. Certain of these proceedings involve potential damages for which the Company's insurance coverage may be unavailable. While the

                       WICKES INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

Company does not believe that any of these proceedings will have a material adverse effect on the Company's financial position, annual results of operations or liquidity, there can be no assurance of this result.


5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
   -----------------------------------------

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," was issued amending SFAS No. 133 by deferring the effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 amends certain provisions to clarify the implementation on SFAS No. 133. The Company currently is evaluating the effects of SFAS No. 133, as amended by SFAS 138.

    The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Currently, the EITF has agreed that, for years beginning after December 15, 1999 revenues relating to "shipping and handling" will be classified as revenues in the Income Statement. The Company expects to adopt this EITF in the fourth quarter of fiscal 2000. Currently, the Company classifies the charges as a reduction of Selling, General and Administrative expense. Through the Third Quarter, Wickes has recorded approximately $1.8 million and $1.6 million of such fees for 2000 and 1999, respectively.


6. EARNINGS PER SHARE
   ------------------

    The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                       WICKES INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

                              Three Months Ended         Nine Months Ended
                              ------------------         -----------------
                            Sept. 23,    Sept. 25,        Sept. 23,    Sept. 25,
                               2000         1999             2000        1999
                               ----         ----             ----        ----
Numerators:
  Net income -for basic
 and diluted EPS            $2,136,000   $5,044,000    $  469,000   $5,355,000
                             ---------    ---------       -------    ---------

Denominators:
  Weighted average common
   shares - for basic EPS    8,248,643    8,217,777     8,242,949    8,214,118
Common shares from options     227,380      114,039       258,461       66,743
                             ---------    ---------     ---------    ---------

 Weighted average common
  shares - for diluted EPS   8,476,023    8,331,816     8,501,410    8,280,861
                             ---------    ---------     ---------    ---------


    In periods where net losses are incurred, certain common stock equivalents are not used in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. In addition, options to purchase 219,325 and 250,240 shares of common stock during the first nine months of 2000 and 1999, respectively, were not included in the diluted EPS as the options' exercise prices were greater than the average market price.


7. RELATED PARTY TRANSACTIONS
   --------------------------

    The Company is approximately 35% owned by Riverside Group, Inc.

    In March 2000, the Company entered into an agreement with Buildscape, Inc., an entity controlled by Riverside Group, Inc. and Imagine Investments, Inc., each of which may be deemed an affiliate of the Company. Pursuant to this agreement, the Company and Buildscape, Inc. are jointly conducting a pilot Internet distribution program.

    In March 2000, the Company extended the terms of its note receivable from Riverside Group, Inc. Under the revised terms, all previously accrued interest was paid by Riverside Group, Inc. to the Company on March 31, 2000. Interest accruing thereafter is paid on a quarterly basis. In addition, repayment of the remaining principal balance was deferred for one year, with quarterly principal payments commencing on April 1, 2001.

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

    Among the factors that could cause actual results to differ materially include the effects of seasonality and cyclicality; commodity lumber prices; effects of competition; interest rates and the Company's ability to service and comply with the terms of its debt; the success of the Company's operational initiatives; and the outcome of the contingencies discussed in
Note 4 of the Company's Consolidated Financial Statements included elsewhere herein.

                               INTRODUCTION

    Wickes Inc. ("Wickes" or the "Company") is a leading supplier and manufacturer of building materials in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors and, to a lesser extent, project do-it-yourself consumers involved in major home improvement projects. At September 23, 2000, the Company operated in 24 states in the Midwest, Northeast, and South. The Company operated 101 sales and distribution facilities and 26 component manufacturing facilities that produce and distribute roof and floor trusses, framed wall panels, floor decks and joists, and pre-hung door units, 9 of which are located in sales and distribution facilities.

    The Company's mission is to be the premier provider of building materials and services and manufacturer of value-added building components to the professional segments of the building and construction industry.

    The Company focuses on the professional builder and contractor market. The Company targets five customer groups: the production or volume builder; the custom builder; the tradesman; the repair and remodeler; and the commercial developer. Its marketing approach encompasses three channels of distribution: Major Markets, Conventional Markets, and Wickes Direct. These channels are supported by the Company's network of building component manufacturing operations. In Major Markets, the Company serves the national, regional, and large local builder with a total solutions approach and specialized services. In Conventional Markets with lower population, the Company provides the smaller building professional with tailored products and services. Wickes Direct provides materials flow and logistics management services to commercial customers. The Company also serves building professionals through its network of 26 component manufacturing facilities that produce value-added, wood framed wall panels, roof and floor truss systems, and pre-hung interior and exterior doors.


                           RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. (See Note 3 to the financial statements for the effects of certain reclassifications from SG&A to cost of sales.) This information includes the results from all sales and distribution and component manufacturing facilities operated by the Company, including those closed or sold during the period.

                              Three Months Ended         Nine Months Ended
                              ------------------         -----------------
                            Sept. 23,   Sept. 25,       Sept. 23,   Sept. 25,
                               2000        1999            2000        1999
                               ----        ----            ----        ----
Net sales                     100.0%      100.0%          100.0%      100.0%
Gross profit                   22.1%       20.1%           21.6%       20.4%
Selling, general and
  administrative expense       18.0%       15.5%           18.6%       17.0%
Depreciation, goodwill
  and trademark amortization    0.5%        0.4%            0.6%        0.5%

Provision for doubtful
  accounts                      0.3%        0.2%            0.2%        0.1%

Other operating income         (0.3)%      (0.4)%          (0.4)%      (0.5)%
Income from operations          3.6%        4.4%            2.6%        3.3%


Net Earnings
------------

    The Company's results of operations historically are affected by, among other factors, weather conditions, interest rates, lumber prices, housing starts and other external economic factors. Weather conditions during the first nine months of 2000 were relatively comparable to the prior year. However, the Company's largest region, the Midwest, experienced wetter than normal conditions in May, June and July which tends to adversely impact sales. The second quarter and first half of 2000 showed continuing trends of higher interest rates, which many builders took as a sign to slow down production and test demand. In addition to these factors, housing starts for the third quarter of 2000 were down from the third quarter of 1999 a combined 9.4% in the Midwest and Northeast regions of the United States (11.0% and 5.9%, respectively). The Midwest and Northeast represented approximately 82.0% of the Company's sales in the third quarter of 2000 versus 79% in the comparable period in 1999. When combined with the South, housing starts for the third quarter of this year were down 10.2% from the third quarter of 1999. On a year-to-date basis, actual housing starts are down 3.5% nationally from the third quarter of 1999. In addition to the affects of the foregoing, escalating fuel prices and higher interest rates also have adversely impacted the Company's earnings.

    Dimensional lumber and panel products are commodities which cause the Company's costs to fluctuate with changing market conditions, generally tracked using the Random Lengths Framing Composite Average and the Random Lengths Panel Index. Increases in commodity lumber prices ("lumber inflation") generally are passed on to the customer with certain lag effects, resulting in higher selling prices, or are fixed in the futures market for a small percentage of longer term sales contracts. In periods of decreasing commodity lumber prices ("lumber deflation"), selling prices for lumber decrease, with certain lag effects.

    Net income for the three months ended September 23, 2000 was $2.1 million compared with a net income of $5.0 million for the three months ended September 25, 1999. The decrease in net income for the three-month period primarily is the result of decreased sales and gross margin generally resulting from lumber deflation; increased selling, general and administrative ("SG&A") expenses driven by higher fuel costs; an increase in the provision for doubtful accounts; and higher interest costs.

    Net income for the first nine months of 2000 was $0.5 million compared with net income of $5.4 million for the first nine months of 1999. The decrease in net income for the nine-month period primarily is the result of increases in SG&A, depreciation and interest expenses, as well as a reduction in other operating income, all of which offset higher gross margin.

              Three Months Ended September 23, 2000 Compared
              ----------------------------------------------
              with the Three Months Ended September 25, 1999
              ----------------------------------------------

Net Sales
---------

    Net sales for the third quarter of 2000 decreased 13.3% to $281.9 million from $325.4 million for the third quarter of 1999. Same store sales decreased 13.8% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, decreased by 13.9% when compared with the third quarter of 1999. Consumer same-store sales also decreased by 13.9% for the quarter.

    The Company estimates that lumber deflation decreased total sales for the third quarter of 2000 by approximately $33.2 million versus the comparable period in 1999. Evidencing lumber deflation for the period, the Random Lengths Framing Composite Average decreased from the prior year an average of 30.6% and the Random Lengths Panel Index declined an average of 35.6% from the comparable period last year.

    Sales for the third quarter of 2000 were positively impacted by investments in new initiatives such as Tool Rental and Installed Programs, sales of which increased 25.9%. However, these increases were offset by the effects of lumber deflation on sales. Same store sales decreased 19.5% in the Company's nine target major markets, primarily driven by lumber deflation.

    Sales to building professionals as a percentage of total sales remained unchanged from the same quarter last year at 87.5%. Lumber and building materials accounted for 86.9% of total sales in the third quarter of 2000 compared with 88.8% in 1999.

    Products that exhibited the greatest change in sales for the quarter ended September 23, 2000 versus the comparable quarter in the prior year were lumber and plywood (down 28.5%), drywall (down 28.7%), treated wood (down 12.4%), panels and trusses (down 10.7%), and kitchen and bath (up 6.9%).

    For the quarter, sales of internally manufactured building components increased to 55.7% of total distributed building components from 49.8% in the prior year. The dollar value of sales of internally manufactured building components decreased 1.1% from approximately $25.1 million in 1999 to approximately $24.8 million in 2000 as a result of the effects of lumber deflation.


Gross Profit
------------

    Gross profit decreased to $62.2 million in the third quarter of 2000 from $65.5 million for the third quarter of 1999, a 4.9% decrease. Gross profit as a percentage of sales increased to 22.1% for the third quarter of

2000 from 20.1% in 1999. The increase in gross profit as a percentage of sales resulted from increased sales and gross profit margins relating to internally manufactured products, improved buying leverage, and the expansion of the Company's installed sales programs. (See Note 3 to the financial statements for the effects of certain reclassifications from SG&A to cost of sales.)

   The Company believes that while the sales effect of lumber deflation did decrease the dollar value of gross profit by approximately $6.8 million in the quarter, gross profit as a percent of sales increased due to significant and rapid lumber cost declines over the quarter. Commodity lumber accounted for 36.9% of sales in the third quarter of 2000, compared with 42.1% for the third quarter of 1999. The gross margin for commodity lumber improved 3.7% for the quarter ended September 23, 2000 versus the same period last year.


Selling, General and Administrative Expense ("SG&A")
----------------------------------------------------

    SG&A expense increased to 18.0% of net sales in the current quarter compared with 15.5% of net sales for the comparable quarter last year. The percentage increase for the quarter is more attributable to decreased sales resulting from lumber deflation than from increased expenses. The $300,000 increase in SG&A primarily is attributable to increased delivery, promotional, and fixed expenses; offset by reductions in salaries, wages and benefits. (See Note 3 to the financial statements for the effects of certain reclassifications from SG&A to cost of sales.)

    Delivery expense for the quarter increased approximately $475,000 or 14.3% over the prior year. The increase was driven by various Company initiatives and by the significant increase in fuel prices over the comparable quarter last year. With regard to initiatives, the expansion of installed programs, such as insulation, siding and gutters, has caused the Company to incur additional delivery expense through the trucks involved in these programs. Wickes has incurred additional vehicle repair and maintenance, lease costs, fuel and other costs of operation for these programs. Finally, the Company estimates that increases in fuel costs nationwide in the third quarter of 2000 resulted in approximately $304,000 in additional fuel expense versus the third quarter last year.

    Promotional expenses including travel and entertainment, increased approximately $387,000 as a result of expanded emphasis on various initiatives including manufactured building components, tool rental and installation programs. Fixed expenses, other than depreciation, associated with the operations of the stores increased approximately $189,000.

    Offsetting the other increases in SG&A was a decrease in total salaries, wages and benefits of approximately $1.3 million. Manager salaries, center labor, trucking, overtime, benefits, and sales salaries and commissions generally were flat with the prior year, reflecting emphasis on expense control. Management bonus accruals declined $1.1 million during the period, as a result of lower operating income.

Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

    Depreciation, goodwill and trademark amortization increased to $1.5 million for the third quarter of 2000 compared with $1.3 million for the same period in 1999. This increase primarily is due to depreciation on three component manufacturing facilities acquired since the second quarter of 1999 as well as capital additions to support the Company's major market program and manufacturing of building components.


Provision for Doubtful Accounts
-------------------------------

    The provision for doubtful accounts was an expense of $860,000 in the third quarter of 2000, compared with $467,000 in the last year.


Other Operating Income
----------------------

    Other operating income for the third quarter of 2000 was $937,000 compared with $1.3 million for the third quarter of 1999. During the third quarter of 2000, the Company had a net loss on the sale of assets of approximately $121,000 compared to a net gain of approximately $81,000 last year. The Company also recorded $217,000 in expenses related to casualty losses in the current quarter compared to $154,000 in the same quarter last year. Other operating income also included approximately $706,000 of net service charge income in the current quarter (amounts charged to customers as late charges on delinquent balances) compared to approximately $823,000 in the same quarter last year.

Interest Expense
----------------

   In the third quarter of 2000, interest expense increased to $6.2 million from $5.9 million during the third quarter of 1999. Although the average total long-term debt decreased by approximately $16.2 million from the third quarter 1999, there was a 100 basis point increase in the Company's
LIBOR and prime based borrowing costs. This increase in the effective borrowing costs was the primary cause for the relative increase in the third quarter interest expense over last year. Approximately 96% of the Company's third quarter average borrowings on its revolving credit facility were LIBOR-based.

Provision for Income Taxes
--------------------------

    The Company recorded income tax expense of $1.7 million for the third quarter of 2000 compared with expense of $3.5 million in the third quarter of 1999. An effective federal and state income tax rate of 38.8% was used to calculate income taxes for the third quarter of 2000, compared with an effective rate of 38.7% for the third quarter of 1999. In addition to the effective income tax rate, state franchise taxes of $308,000 and $292,000 for the third quarter of 2000 and 1999, respectively, were calculated separately and are included in the provision reported.

   The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. In spite of the losses incurred during 1997 and 1998, management believes that it is more likely than not that the Company will receive full benefit of its net deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of the Company's operational efforts, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage, and competition.

               Nine Months Ended September 23, 2000 Compared
               ---------------------------------------------
               with the Nine Months Ended September 25, 1999
               ---------------------------------------------

Net Sales
---------

    Net sales for the first nine months of 2000 decreased 3.5% to $777.4 million from $805.3 million for the first nine months of 1999. Same store sales decreased 4.1% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, decreased 2.8% when compared with the first nine months of 1999. Consumer same store sales decreased 9.7% for the same period. Same store sales in the Company's nine target major markets for this period decreased 5.7% over the same period last year, with first and second quarter gains offset by the third quarter as a result of lumber deflation.

    The Company believes that the sales decrease for the nine months ended September 23, 2000 primarily results from the net effects of lumber deflation on sales. The Company estimates that the net effect of first quarter lumber inflation combined with second and third quarter lumber deflation decreased total sales by approximately $52.1 million compared with the 1999 comparable period.

      Housing starts in the first nine months of 2000 were down 3.5% nationally, in comparison to 1999. In the Company's primary geographical markets, the Midwest and Northeast, housing starts were down 3.7% over the comparable period last year, and in the South housing starts were down 4.0%.

   Sales to building professionals as a percentage of total sales increased to 88.6% in the nine months of 2000 compared with 87.7% in 1999. Lumber and building materials accounted for 86.8% of total sales in the first nine months of 2000 compared with 88.0% for the same period in 1999.

   Products that exhibited the greatest change in sales for the nine months ended September 23, 2000 versus the comparable period in the prior year were lumber and plywood (down 12.2%), drywall (down 13.6%), kitchen and bath (up 6.6%), windows and doors (up 3.3%), roofing and roofing materials (down 4.7%), and treated wood (down 5.8%).

    For the nine months ended September 23, 2000, sales of internally manufactured building components increased to $71.8 million or 56.5% of total distributed building components from $63.2 million or 51.2% in the prior year. The dollar value of internally manufactured building components increased 13.6%.

Gross Profit
------------

    Gross profit for the first nine months of 2000 increased to $167.6 million from $164.2 million for the first nine months of 1999, a 2.1% increase. Gross profit as a percentage of sales increased to 21.6% for the first nine months of 2000 from 20.4% in 1999. The increase in gross profit as a percentage of sales results from increased sales and gross profit margins on internally manufactured products, the net effects of lumber prices, improved buying leverage, and the expansion of the Company's installed sales programs. (See Note 3 to the financial statements for the effects of certain reclassifications from SG&A to cost of sales.)

    During the first nine months of Fiscal 2000, the Company experienced both lumber inflation and deflation. The estimated net effect of lumber prices on sales for the nine-month period was a reduction of approximately $52.1 million, which had the effect of reducing gross margin by approximately $7.7 million. Commodity lumber accounted for 38.2% of sales in the first nine months of 2000, compared with 41.4% in the first nine months of 1999. The gross margin on commodity lumber improved 2.2% for the nine months ended September 23, 2000 versus the same period last year.


Selling, General and Administrative Expense
-------------------------------------------

    SG&A expense increased to 18.6% of net sales in the first nine months of 2000 compared with 17.0% of net sales in the first nine months of 1999. The $7.6 million increase primarily is attributable to increases in salaries, wages and benefits; delivery expense; and travel. (See Note 3 to the financial statements for the effects of certain reclassifications from SG&A to cost of sales.)

   Total salaries, wages and benefits for the first nine months of 2000 increased approximately $3.6 million or 3.8% over the first nine months of 1999. On a combined basis, sales salaries, commissions, trucking labor and sales center labor increased approximately $2.8 million or 5.0% over the comparable period last year. This mainly was driven by sales volume and product mix (center labor and trucking) and higher gross margin dollars (sales commissions). Management and supervisory salaries (including administrative salaries) increased approximately $2.1 million or 11.2% over the prior year as a result of a normal annual increases and support for new initiatives. Accrued management bonuses declined $1.9 million as a result of lower operating income. Employee taxes and benefits declined approximately $640,000 or 4.1% over the prior year. As of September 23, 2000, the Company had 4,410 full time and part time employees, an increase of 2.1% from September 25, 1999.

    Delivery expense for the nine months ended September 23, 2000 increased approximately $1.7 million or 18.9% over the same period in 1999. The increase was driven by various initiatives and by the increase in fuel prices which began in the first quarter of 2000 and significantly escalated through the third quarter. The expansion of installed programs, such as insulation, siding and gutters, has caused the Company to incur additional delivery expense through the trucks involved in these programs. Wickes has incurred additional vehicle repair and maintenance, lease costs, fuel and other costs of operation as a result of these initiatives.

    Travel  expense increased approximately $620,000 or 27.8% in  the  nine
months  of  2000  versus  the comparable period  last  year.   This  travel
reflects efforts to increase sales and support new initiatives.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

    Depreciation, goodwill and trademark amortization increased to $4.3 million for the first nine months of 2000 compared with $3.8 million for the same period in 1999. This increase is primarily due to depreciation on three component manufacturing facilities acquired since the first quarter of 1999 as well as capital additions as a result of the Company's major market program and manufacturing of building components.


Provision for Doubtful Accounts
-------------------------------

    The provision for doubtful accounts increased to $1.4 million for the first nine months of 2000 from $0.9 million in the first nine months of 1999.


Other Operating Income
----------------------

    Other operating income for the first nine months of 2000 was $2.6 million compared with $4.4 million for the first nine months of 1999. In the first nine months of 2000 and 1999, the Company recorded gains of approximately $0.1 million and $1.7 million, respectively, on the sales of real estate and equipment.


Interest Expense
----------------

    In the first nine months of 2000, interest expense increased to $18.2 million from $17.1 million during the first nine months of 1999, resulting primarily from an increase in the average effective borrowing rate of 50 basis points over the comparable period last year. Approximately 85% of the Company's average borrowings on its revolving credit facility, during the first nine months of 2000, were LIBOR-based.

Provision for Income Taxes
--------------------------

   The Company recorded an income tax provision of $1,261,000 for the first nine months of 2000 compared with a provision of $4,388,000 in the first nine months of 1999. An effective federal and state income tax rate of 38.8% was used to calculate income taxes for the first nine months of 2000, compared with an effective rate of 38.8% for the first nine months of 1999. In addition to the effective income tax rate, state franchise taxes of $774,000 and $809,000 for the first nine months of 2000 and 1999, respectively, were calculated separately and are included in the provision reported.


Recently Issued Accounting Pronouncements
-----------------------------------------

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," was issued amending SFAS No. 133 by deferring the effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 amends certain provisions to clarify the implementation on SFAS No. 133. The Company currently is evaluating the effects of SFAS No. 133, as amended by SFAS 138.

    The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Currently, the EITF has agreed that, for years beginning after December 15, 1999 revenues relating to "shipping and handling" will be classified as revenues in the Income Statement. The Company expects to adopt this EITF in the fourth quarter of fiscal 2000. Currently, the Company classifies the charges as a reduction of Selling, General and Administrative expense. Through the Third Quarter, Wickes has recorded approximately $1.8 million and $1.6 million of such fees for 2000 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------

    The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

    During  the  first nine months of 2000 net cash provided  by  operating activities was $13.1 million, $55.0 million more than the $41.9 million used in the first nine months of 1999. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its inventory levels during the first quarter to meet the anticipated increase in sales, and in the second quarter increases in accounts receivable occur as a result of the increased sales activity. The third quarter historically provides cash through operating income and reductions in inventory as the Company begins its seasonal adjustments. For the nine months ended September 23, 2000 positive cash flows from operations and the improvement from the prior year primarily came from reductions in both inventory and accounts receivable.

    The Company's accounts receivable balance at the end of the third quarter of 2000 decreased $29.2 million when compared to the end of the third quarter of 1999, a decrease of 21.5%. This difference primarily results from the overall sales decrease in the third quarter of 2000.

    Inventory at the end of the third quarter of 2000 was $8.2 million, or 6.3%, lower than at the end of the third quarter of 1999. This decrease largely is attributable to the lower cost of inventory resulting from lumber deflation. Accounts payable at the end of the third quarter of 2000 decreased approximately $0.5 million, or 0.8% from the third quarter of 1999. The decrease primarily is attributable to the decrease in inventory.

   The Company's capital expenditures consist primarily of the construction of storage facilities; the remodeling and reformatting of sales and distribution facilities; expansion of component manufacturing facilities; and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company also may make expenditures to establish or acquire operations and to expand or complement its existing operations, especially in its major markets. In the first nine months of 2000 the Company spent $6.7 million on capital expenditures as compared to $6.6 million for the same period in 1999. Under the Company's revolving credit agreement as amended August 21, 2000, capital expenditures during 2000 are currently limited to $10.2 million. In addition to capital expenditures, this revolving credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

    The Company maintained excess availability under its revolving line of credit throughout the first nine months of 2000. At the end of the third quarter total borrowings under the revolving line of credit were $31.1 million lower than at the end of the third quarter of 1999. Under the current terms of the Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At September 23, 2000, $113.8 million was outstanding under the Company's revolving line of credit, and the unused availability, as defined, was approximately $45.2 million.
                                     24

                       WICKES INC. AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

    The Company is subject to market risk associated with changes in interest rates and lumber futures contracts.

    The Company enters into lumber futures contracts as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. While lumber futures contracts are entered on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At December 25, 1999 the Company had 15 lumber futures contracts outstanding with a total market value of $552,000 and an immaterial net unrealized loss. At September 23, 2000 the Company had 25 lumber futures contracts outstanding with a total market value of $0.5 million and an immaterial net loss. These contracts mature in November 2000 and January 2001.

    The fair value of the Company's fixed rate debt was $85 million at December 25, 1999 and $60 million at September 23, 2000. Assuming a 100 basis point decrease in the yield to maturity, the fair value of the fixed rate debt would have increased $2.4 million and $1.1 million at December 25, 1999 and September 23, 2000, respectively.

   The Company's revolving line of credit provides for, subject to certain restrictions, up to $200 million of revolving credit loans and the issuance of up to $10 million of letters of credit. Depending upon the Company's rolling four-quarter interest coverage ratio, amounts outstanding under the new revolving line of credit will bear interest at a spread above the base rate of from 0% to 0.75% or from 1.50% to 2.25% above the applicable LIBOR rate. The rate is adjusted quarterly upon delivery to the lenders of the Company's most recent quarterly financial statements. Amounts outstanding under the revolving line of credit will bear interest, during the fourth quarter of 2000, at a spread above the base rate of Fleet Retail Finance Inc. of 0.50% or 2.00% above the applicable LIBOR rate. Based on the Company's average borrowings for the first nine months of 2000 under its revolving credit agreement, subject to the effect of the interest rate swap agreement, a 25 basis point movement in the base rate or LIBOR rate would result in an approximate $234,000 annualized increase or decrease in interest expense.

   For additional discussion, reference is made to information contained in
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed as part of the Company's Form 10K as of December 25, 1999.

                            PART II
                       OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits

          4.1  Third Amendment to Credit Agreement among Wickes Inc.,
               As   borrower   and   Fleet   Retail   Finance,   Inc.,   as
               Administrative
               Agent , and as a Lender, Bank of America, N.A., and other Lenders as set forth on the signatory thereto.

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


Date: November 7, 2000