Form 10-K
period 2000-12-30
WICKES INC
filed 2001-03-29
CIK 910620

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 30, 2000

                                       or

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

             706 North Deerpath Drive, Vernon Hills, Illinois 60061
             ------------------------------------------------------
                    (Address of principal executive offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     As of February 28, 2001, the Registrant had 8,273,685 shares of Common Stock, par value $.01 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the Nasdaq National Market of Common Stock on that date) held by nonaffiliates was approximately $15,200,000 (includes the market value of all such stock other than shares beneficially owned by 10% stockholders, executive officers and directors).

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Stockholders tentatively scheduled to be held on May 23, 2001, are incorporated by reference into Part III hereof, as more specifically described herein.

                               TABLE OF CONTENTS
                               -----------------

                                                          Page No.
                                                          --------
                                     PART I
                                     ------


Item 1.    Business..........................................3
Item 2.    Properties.......................................21
Item 3.    Legal Proceedings................................22
Item 4.    Submission of Matters To a Vote
                of Security Holders.........................23


                                     PART II
                                     -------

Item 5.    Market For Registrant's Common Equity
                and Related Stockholder Matters.............24
Item 6.    Selected Financial Data..........................24
Item 7.    Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations...............................29
Item 7A.   Quantitative and Qualitative Disclosures
                About Market Risk...........................44
Item 8.    Financial Statements and Supplementary Data......45
Item 9.    Changes In and Disagreements With Accountants
                On Accounting and Financial Disclosure......45


                                    PART III
                                    --------

Item 10.   Directors and Executive Officers
                of the Registrant...........................46
Item 11.   Executive Compensation...........................46
Item 12.   Security Ownership of Certain
                Beneficial Owners and Management............46
Item 13.   Certain Relationships and Related Transactions...46


                                     PART IV
                                     -------

Item 14.   Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K.....................47

SIGNATURES..................................................48

                                     PART I
                                     ------

Item 1. BUSINESS.
-----------------

     Wickes Inc. ("Wickes") and its subsidiaries (Wickes and its subsidiaries are referred to as "the Company") are a leading supplier and manufacturer of building materials in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling ("R&R") contractors and, to a lesser extent, project do-it-yourself consumers ("DIY's") involved in major home improvement projects. At February 28, 2001, the Company operated 101 sales and distribution facilities, as well as 27 component manufacturing facilities that produce and distribute roof and floor trusses, framed wall panels, and pre-hung door units principally in the Midwest, Northeast, and South regions of the United States.


Background
----------

     The Company was formed in 1987 as a Delaware corporation under the corporate name "Wickes Lumber Company." In June 1997, the Company changed its corporate name to "Wickes Inc." The Company has and continues to conduct its primary operations under the "Wickes Lumber" name.

     In April 1988, the Company completed the acquisition from Wickes Companies, Inc. of operations that had commenced in 1952. These operations consisted of 223 sales and distribution centers and 10 component manufacturing facilities. In subsequent periods the Company modified its operations to reduce its number of sales and distribution centers to the current 101 and to strategically grow its component manufacturing capabilities to 27 locations.

     For further information see "Business Strategy".


Industry Overview
-----------------

     According to the Home Improvement Research Institute ("HIRI") (an independent research organization for manufacturers, retailers and wholesalers allied to the home improvement industry), sales of home improvement products (defined as lumber, building materials, hardware, paint, plumbing, electrical, tools, floor coverings, glass, wallpaper, and lawn and garden products) associated with the maintenance and repair of residential housing and new home construction were estimated to be $266.8 billion in 2000. Despite some consolidation over the last ten years, particularly in metropolitan areas, the building material industry remains highly fragmented. The Company believes that no building material supplier accounted for more than 17.1% of the total market in 2000.

     In general, building material suppliers concentrate their marketing efforts either on building professionals or consumers. Professional-oriented building material suppliers, such as the Company, tend to focus on single-family residential contractors, R&R contractors, project DIY's and, to some extent, commercial contractors. These suppliers compete principally on the basis of price, service, product assortment, scheduled job-site delivery, manufactured building components and trade credit availability. In contrast, consumer-oriented building material retailers target the mass consumer market, where competition is based principally on price, merchandising, product assortment, location and advertising. Consumer-oriented warehouse and home center retailers typically do not offer as wide a range of services, such as specialist advice, trade credit, manufactured building components, and scheduled job-site delivery, as do professional-oriented building material suppliers.

     Industry sales are linked to a significant degree to the level of activity in the residential building industry, which tends to be cyclical and seasonal due to weather. New residential construction is determined largely by household formations, interest rates, housing affordability, availability of mortgage financing, regional demographics, consumer confidence, job growth, and general economic conditions. According to the U.S. Bureau of the Census, U.S. housing starts were 1.48 million in 1996, 1.47 million in 1997, 1.62 million in 1998,
1.66 million in 1999 and 1.59 million in 2000. The Blue Chip Economic Indicators Consensus Forecast, dated March 10, 2001, projects 2001 housing starts to be
1.54 million, down slightly from housing starts in 2000. Housing starts in the Company's primary geographical market, the Midwest, decreased 7.8% housing starts in that region in 2000. The Company's two other geographical markets, the Northeast and South, experienced decreases in 2000 housing starts of 1.4% and 4.9%, respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, decreased by 5.5% to
1.26 million starts in 2000 from 1.33 million starts in 1999.

     Repair and remodeling expenditures tend to be less cyclical than new residential construction. These expenditures generally are undertaken with less regard to economic conditions, but both repair and remodeling projects (including projects undertaken by DIY's) tend to increase with increasing sales of both existing and newly constructed residences. HIRI estimates that sales of home improvement products to repair and remodeling professionals represented $50.8 billion, or approximately 19.0% of total 2000 sales of the building material supply industry, while direct sales to DIY's amounted to $127.6 billion or 47.8% of such sales.

Business Strategy
-----------------

     General
     -------

     The Company's mission is to be the premier provider of building materials and services and manufacturer of value-added building components to the professional segments of the building and construction industry.

     The Company targets five customer groups: the production or volume builder; the custom builder; the tradesman; the repair and remodeler; and the commercial developer. Its marketing approach encompasses three channels of distribution which it refers to as: Major Markets, Conventional Markets, and Wickes Direct. In Major Markets, the Company serves the national, regional, and large local builder with a total solutions approach and specialized services. In Conventional Markets, the Company provides the smaller builder with tailored products and services. Wickes Direct provides materials flow and logistics management services to commercial customers. The Company also serves building professionals through its network of 27 component manufacturing facilities that produce value-added, wood framed wall panels, roof and floor truss systems, and pre-hung interior and exterior doors.

     In 1999, the Company introduced its "Build 2003" program that outlines its seven corporate objectives, using 1998 results as a performance baseline. These are: (1) generate a compounded annual sales growth rate of at least 6%; (2) internally manufacture 75% of the Company's wall panels, roof and floor trusses, and pre-hung doors distributed; (3) increase EBITDA (see Part II, Item 6 for the definition of "EBITDA") as a percentage of net sales to a minimum of 4.2%; (4) improve debt-to-equity ratio and achieve 1:1 debt-to-equity by year-end 2003;
(5) generate a return on capital employed in excess of the Company's peer group;
(6) extend its earnings season; and (7) provide consistency in earnings growth.

     Regarding the "Build 2003" objectives, the Company has had the following accomplishments, in the order that the objectives are listed above. Sales gains for 1999 were 19.2%. Although net sales for 2000 were below the prior year by 5.5%, primarily due to "lumber deflation" (see "Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations"), the Company continues to track ahead of its 6% compound annual sales growth rate objective. In 2000, the Company improved its production of internally manufactured building components to 56.7% from 50.9% in 1999, in line with the objective. With regard to the EBITDA objective, the effects of lumber deflation, higher fuel costs and other operating factor more fully explained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company was unable to progress on this objective. Management continues to believe it will attain this goal by 2003. The redemption of $36.0 million of 11-5/8 Senior Subordinated Debt helped Wickes to improve its debt to equity ratio to 6.1:1 at December 30, 2000 from 7.2:1 and 8.3:1 at fiscal years' end for 1999 and 1998, respectively. For the 2000 fiscal year, Wickes' return on capital employed was 8.2%. Based on the most recently available information for its publicly traded, building materials distribution peer group, the Company continues to exceed their rolling four quarter average of 5.0%. With regard to extending its earnings season, the Company achieved positive EBITDA in all four quarters, despite severe weather and lumber deflation issues which resulted in a significant decrease in the fourth quarter of 2000, compared to the same period in the prior year. Finally, as more fully discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", the effects of lumber deflation throughout the year, severe weather in the fourth quarter of 2000 and other economic factors, such as the effects of higher interest rates and fuel prices, significantly hampered the Company's efforts to continue its prior earnings growth trend during 2000.

     Major Markets
     -------------

     The Company operates in 22 Major Markets, which are served by 33 sales and distribution facilities. In this market group, the Company targets the national top 400 builders, both regional and large local builders with specialized services and a total solutions approach, including its unique "Frame A Home in A Day" program in six markets. These facilities are designed, stocked and staffed to meet the needs of the particular markets in which they are located. Major Markets also are served by all of the Company's manufacturing facilities.

     Major Markets generally are large metropolitan areas with favorable growth projections and are characterized by the active presence of national, regional and large local builders. The Company believes that the building supply industry in these Major Markets remains heavily fragmented. The Company's Major Markets programs seek to provide the large builder with specialized products and services that integrate various methods of distribution. The Company provides these programs and services on a "virtual store" basis; that is, products and services may be provided from multiple facilities serving the Major Market on a coordinated basis with centralized customer contact and support. The Company invests significant efforts to redefine and improve customer service with a comprehensive, total solutions package of core building materials, supply chain management, material flow and logistics management.

     During 1997 and 1998, the Company researched the levels and types of customer service it would provide as part of its Major Markets strategy. By first understanding the cost drivers, inefficiencies, and needs of the large builders who dominate the more densely populated regions of the country, the Company could focus its strategy on meeting their needs. The outcome of that research was to restructure our Major Markets programs to address a clear opportunity to assist builders in reducing their total cost of production by utilizing the Company's manufacturing and logistics expertise.

     The Company initiated a "Target Major Markets" program in 1997. Target Major Markets are those Major Markets that the Company aggressively promotes with updated sales and distribution centers, targeted high volume builders, and concentrated component manufacturing support. Since then, the Company has developed Target Major Markets programs in 14 Major Markets. Over the next three years, the Company will progressively target additional Major Markets. Management believes that these markets continue to offer opportunities for growth as a traditional building materials supplier, as well as to provide opportunities to grow and introduce new, value-added services and product initiatives.

     The Company's value-added manufacturing operations constitute an integral element supporting the Target Major Markets strategy. This support network enables the Company to provide its customers with custom engineered, value-added manufactured framing component systems. For instance, in six markets the Company operates its "Frame a Home in a Day" concept. This initiative allows builders significant cost savings by completely framing and sheathing an average two-story residence in as little as one day, rather than the substantially longer period involved in traditional framing methods.

     The Company's operations in Major Markets contributed approximately 42.6% of the Company's net sales in 2000, compared to 44.3% in 1999 and 42.2% in 1998. For the 14 Target Major Market programs in place at the end of 2000, net sales represented approximately 25.6% of the Company's net sales compared to 26.7% and 25.0% for 1999 and 1998, respectively.

     Conventional Markets
     --------------------

     The Company operates 68 sales and distribution facilities in small, rural Conventional Markets, where Wickes targets the smaller building professionals such as single-family residential contractors and R&R contractors with tailored products and services. Wickes provides a service offering mix that includes tool rental, specialized delivery, and installation services. The Company typically is the market leader in these fragmented, relatively slow growth markets of populations generally below 100,000. The Company believes it possesses a significant competitive advantage in rural markets and small communities where it primarily competes with local, independent lumberyards and regional building chains.

     Since the beginning of 1997, the Company has completed re-merchandising and re-marketing programs ("Resets") in 15 sales and distribution facilities located in Conventional Markets. These programs typically include upgrading of the showroom layout and product presentation; expansion of product assortments, typically adding a significant number of stock keeping units ("SKU's") with a view towards achieving category dominance in the market; and increasing service offerings such as installed sales, tool rental, specialized delivery services and additional in-store sales specialists. The Company intends to perform additional Resets in 2001 and future years. The Company's manufacturing operations also provide significant support for the Company's Conventional Market sales activities, particularly through the manufacture of pre-hung interior and exterior doors.

     Wickes Direct
     -------------

     Wickes Direct focuses on the large volume needs of commercial builders, much of which are shipped directly from the manufacturer to the customer's job site. This marketing group concentrates on five specific types of commercial wood projects: assisted care facilities, extended care facilities, hotels/motels (three stories and under), restaurants, and multi-family housing. In addition to selling building materials and engineered wood components, Wickes Direct provides building design, value-added engineering processes, estimating, logistics, and material delivery services to large customers anywhere in the world, all accomplished without the need for a physical facility close to the customer. Wickes Direct has project sales specialists that focus exclusively on selling building solutions to the commercial developers. Wickes Construction Services, launched in 2000, is a hybrid construction group that provides turnkey framing services, bids, contracts, and takeoffs, and provides installation labor and general contractor services for Wickes Direct customers.

     Manufacturing Operations
     ------------------------

     The Company owns and operates 27 component manufacturing facilities that supply the Company's customers with higher-margin, value-added products such as framed wall panels, roof and floor trusses, and pre-hung interior and exterior doors. Two locations were added in 2000. These facilities include 18 stand-alone operations as well as nine additional operations that exist at the Company's sales and distribution facilities. Value-added component manufacturing is an important element supporting the Company's Major Markets, Conventional Markets and Wickes Direct. In Target Major Markets, manufacturing provides key support to Wickes' position as a value-added partner, including its "Frame A Home In A Day" concept in six Target Markets. In Conventional Markets, trusses, panels, and pre-hung doors are sold to local builders. For Wickes Direct, manufactured components, particularly framed wall panels, provide an important value-add. The Company believes that these engineered products improve customer service and provide an attractive alternative to job-site construction. In 2000 and 1999, the Company internally manufactured approximately 56.7% and 50.9%, respectively, by dollar volume, of its total building components distributed. As resources permit, the Company intends to expand its manufacturing facilities to supply a greater number of its sales and distribution facilities with these value-added products.

     Other Initiatives
     -----------------

     Since 1997, the Company has also initiated several other programs to supplement its Major Markets and Conventional Markets.

     The Company's tool rental program was developed to rent specialized, professional quality tools and equipment to customers in need of equipment for unique or short-term projects. The program is designed to attract new customers as well as to provide the Company with an opportunity to supply current customers with a greater portion of their total construction needs. The program currently is in place in 31 sales and distribution facilities and will be expanded to additional facilities in 2001.

     The Company's installed insulation program consists of specially trained installation crews using specialized equipment and vehicles to install blown and batt insulation in new construction or major renovations. Installed insulation is one of the value-added services that the Company believes it provides on a cost-effective basis to meet its customers' needs. The installed insulation program currently is operating in 59 sales and distribution facilities, having increased by 9 in 2000. The Company is planning to expand to more locations in 2001.

     In 2000, the Company initiated installed siding and gutter programs to further service its Major Markets and Conventional Markets strategies. Like the installed insulation program, siding and gutters are installed with specially trained crews equipped with specialized tools and vehicles. At the end of 2000, the Company had 13 installed siding and 6 installed gutter locations in operation. The Company plans to expand the number of locations providing this value-added service in 2001.

     In total, the tool rental and installed programs initiatives represent approximately 4% of Company net revenues in 2000. However, these represent high margin programs with strong expansion potential.

     The Company currently has in place an Internet and software strategy designed to provide enhanced service levels to its customers. Employed correctly and integrated properly, Internet and software technology will broaden the base of products offered and the ability to service new and existing customers over the long-term. The Company has entered into several agreements with companies providing Internet based services to the construction industry. In addition, in 2000 the Company acquired Tres-Ark Enterprises, Inc., the developer of a software package ("BuilderCentral 2000(TM)") designed to provide professional building contractors an enterprise system to manage their construction projects. (See also Note 5 to the Consolidated Financial Statements).

     BuilderCentral 2000 is an integrated software system designed to assist the professional builder in managing its construction business. It consists of four integrated modules representing: (1) construction management, (2) accounting and finance, (3) project estimating capabilities, and (4) on-site hand-held applications. In 2001, a new application will be introduced to provide a direct Internet link to the builders' customized Wickes bill of materials, pricing and trade account for online ordering.

     Wickes has entered into other strategic alliances to enable the Company to capitalize on joint marketing efforts and to promote Wickes' value-added component manufacturing capabilities. While these programs have yet to produce significant sales results, the Company continues to develop these and to explore additional opportunities.

     In March 2000, the Company entered into an agreement with Buildscape, Inc., an entity controlled by Riverside Group, Inc. and Imagine Investments, Inc., each of which may be deemed an affiliate of the Company. Pursuant to this agreement, the Company and Buildscape, Inc. are jointly conducting an Internet distribution program. Buildscape(R) is an Internet service designed for builders that allows the Company's customers to buy products and materials from Wickes and other suppliers. It provides real-time online access to the professional builders' specific Wickes price list, bill of materials and trade account. It also provides job management tools to help keep projects on time and on budget. Additionally, the system is accessible by wireless devices. Wickes' sales through the Buildscape site were not material in 2000.

Acquisition Strategy
--------------------

     The Company intends to complement its existing operations by acquisitions, as attractive opportunities present themselves. The Company made four acquisitions of component facilities during 1999. In January, the Company acquired the assets of a wall panel manufacturer located in Cookeville, Tennessee. In March, the Company acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels located in Bear, Delaware. In October, the Company acquired the assets of Advanced Truss Systems, Inc. of Kings Mountain, North Carolina. Advanced Truss Systems is a manufacturer of engineered wood trusses servicing the greater Charlotte, North Carolina market. In November, the Company acquired the assets of United Building Systems, Inc. of Lexington, Kentucky. United Building Systems is a manufacturer of wall panels and roof and floor trusses in the Lexington market.

     There were no acquisitions of component manufacturing operations in 2000. However, there was one plant addition to supplement the Wisconsin market that went into operation at the end of 2000 and the development of wall panel production capabilities at a distribution center earlier in the year.

     In addition, in 2000 the Company acquired Tres-Ark Enterprises, Inc., the developer of a software package ("BuilderCentral 2000(TM)") designed to provide professional building contractors an enterprise system to manage their
construction   projects.   (See  also  Note  5  to  the  Consolidated  Financial
Statements).


Markets
-------

     The Company operates in 22 Major Markets, (14 of which are designated "Target Major Markets"), which are served by 33 sales and distribution facilities and twelve manufacturing facilities. The Company also operates 68 building centers in less populous areas, or Conventional Markets. For a further discussion of Major Markets and Conventional Markets see "Business Strategy."

     The following table sets forth the distribution of the Company's sales and distribution facilities located in Conventional and Major Markets, as of February 28, 2001 by size of the local market:

                                                          Number of Sales and
                              Total                   Distribution    Facilities
                         Households in              Conventional        Major
                        Thirty Mile Radius             Markets          Markets
                        ------------------             -------          -------

                        Under 50,000                     16                0
                        50,000-100,000                   15                2
                        100,000-250,000                  21               10
                        250,000-500,000                  13                9
                        500,000 and over                  3               12
                                                         --               --
                        Total                            68               33
                                                         ==               ==

     Geographical Distribution
     -------------------------

     The Company's 101 sales and distribution facilities are located in 23 states in the Midwest, Northeast and South. The Company's 27 component manufacturing operations also are located in certain of these states and in Delaware. The Company believes that its geographic diversity generally lessens the impact of economic downturns and adverse weather conditions in any one of the Company's geographic markets. The following table sets forth certain information with respect to the locations of the Company's sales and distribution facilities as of February 28, 2001:

            Midwest                                   Northeast                              South
-------------------------------         -----------------------------------     ------------------------------

                   Number of                                   Number of                          Number of
                   Sales and                                   Sales and                          Sales and
                  Distribution                                 Distribution                       Distribution
  State            Facilities               State              Facilities           State         Facilities
  -----           ------------              -----             -------------         -----        -------------

Michigan                 30             Pennsylvania                 6          Alabama                  3
Wisconsin                14             New York                     3          Kentucky                 3
Indiana                  11             Maine                        2          Texas                    2
Ohio                      5             New Hampshire                2          Florida                  2
Illinois                  4             Connecticut                  1          Mississippi              2
Colorado                  3             New Jersey                   1          North Carolina           2
                         ---
                                        Massachusetts                1          Georgia                  1
                                        Maryland                     1          Louisiana                1
                                                                    ---
                                                                                Tennessee                1
                                                                                                        ---
        Total            67                     Total               17                   Total          17
                         ==                                         ==                                  ==


     Facilities Opened, Closed and Consolidated
     ------------------------------------------

     During the first quarter of 1998, the Company closed or consolidated eight building centers and two component manufacturing facilities and sold two other building centers, all in Conventional Markets. The Company also opened two new component manufacturing facilities at existing sales and distribution sites, and purchased a third component manufacturing facility in Indianapolis, Indiana. The Company also acquired four manufacturing facilities in 1999. See "Business Strategy - Acquisition Strategy."

     There were no acquisitions of component manufacturing operations in 2000. However, there was one plant addition to supplement our Wisconsin market that went into operation at the end of 2000 and the development of wall panel production capabilities at a distribution center earlier in the year.

     The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by the Company at December 27, 1997, December 26, 1998, December 25, 1999 and December 30, 2000.

                                Sales and       Component
                              Distribution    Manufacturing
                               Facilities      Facilities
                               ----------      ----------

As of December 27, 1997           111             11

     Expansion                     --              2
     Acquisition                   --              1
     Sold                          (2)            --
     Closings                      (7)            (2)
     Consolidations                (1)            --
                                 ----            ---
As of December 26, 1998           101             12

     Expansion                                     1
     Acquisition                   --              4
                                 ----            ---
As of December 25, 1999           101*            17


     Expansion                      1
     Acquisition                   --             --
                                 ----            ---
As of December 30, 2000           101*            18
                                 ====            ===

*As of the fiscal year-end for 2000 and 1999, respectively, there were nine and eight additional component manufacturing facilities located in existing sales and distribution facilities.

Customers
---------

     The Company has a broad base of customers, with no single customer accounting for more than 1.5% of net sales in 2000. In 2000, 86.9% (compared with 91.4% in 1999) of the Company's sales were on trade credit, with the remaining 13.1% as cash and credit card transactions.

     Home Builders
     -------------

     The Company's primary customers are single-family home builders. In 2000, all home builder customers accounted for 61.8% of the Company's sales, compared with 62.3% in 1999. The majority of the Company's sales to these customers are of high-volume commodity items, such as lumber, building materials, and manufactured housing components. The Company will continue its intense focus on this customer segment, offering new products and developing additional services to meet their needs.

     Commercial / Multi-family Contractors
     -------------------------------------

     Wickes Direct concentrates on sales to commercial contractors (primarily those engaged in constructing motels, restaurants, nursing homes, extended stay facilities, and similar projects) and multi-family residential contractors. Sales to these customers are made on a direct ship basis, as well as through the Company's sales and distribution facilities. In 2000, sales to these customers accounted for approximately 19.6% of the Company's sales, compared with 18.4% in 1999. The Wickes Direct program is closely integrated with the Company's component manufacturing operations.

     Repair & Remodelers
     -------------------

     In 2000, R&R customers accounted for approximately 9.0% of the Company's sales, compared with 9.2% in 1999. The R&R segment consists of a broad spectrum of customers, from part-time handymen to large, sophisticated business enterprises. Some R&R contractors are involved exclusively with single product application, such as roofing, siding, or insulation, while some specialize in remodeling jobs, such as kitchen or bathroom remodeling or the construction of decks, garages, or full room additions. The Company offers the product and project expertise, special order capability, design assistance, and credit terms to serve the widely varying needs of this diverse market.

     DIY's
     -----

     Sales to DIY's (both project and convenience) represented about 9.6% of the Company's sales in 2000, compared with 10.1% in 1999. The percentage of sales to DIY's varies widely from one sales and distribution facility to another, based primarily on the degree of local competition from warehouse and home center retailers. The Company's sales and distribution facilities do not have the large retail selling spaces or broad product assortments of the major warehouse or home center retailers. For small purchases, the facilities' showrooms serve as a convenience rather than a destination store. Consequently, the Company's focus on consumer business is toward project DIY's -- customers who are involved in major projects such as building decks and storage buildings or remodeling kitchens and baths.


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

     In both Conventional and Major Markets, the Company's primary link to the building professional market is its experienced sales staff. As of February 28, 2001 the Company's 383 outside sales representatives ("OSR's") are commissioned sales persons who work with professional customers on an on-going basis at the contractors' job sites and offices. Typically, a sale to a contractor is made through a competitive bid prepared by the OSR from plans made available by the contractor. From these plans, the OSR or sales support associate prepares and provides to the contractor a bid and a complete list, or "take-off," of the materials required to complete the project. Preparation of a take-off requires significant time and effort by trained and experienced sales representatives and support associates. The Company has equipped most of its sales and distribution facilities with a computerized system that significantly reduces the time required to prepare take-offs. In addition, this system instantly recalculates changes and automatically includes add-on products needed to complete the project, which generally improves productivity, sales and margins. The ability of the OSR to provide prompt and accurate take-offs, to arrange timely deliveries, and to provide additional products or services as necessary is an important element of the Company's marketing strategy and distinguishes the Company from many of its competitors.

     As of February 28, 2001 the Company employed 118 specialty salespeople in its sales and distribution facilities who provide expert advice to customers in project design, product selection and applications. A staff of 34 trained R&R sales specialists offer special services to R&R contractors, equivalent to that accorded home builders. In many of its sales and distribution facilities, the Company maintains separate R&R offices. The Company currently has kitchen and bath departments in most of its sales and distribution facilities and has a staff of 78 kitchen and bath specialists. The Company also employs 6 sales specialists in other departments.

     The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Approximately 86.9% of the Company's sales during 2000 were on credit, with the remaining 13.1% consisting of cash or credit card sales. Overall credit policy is established at the corporate level, with each sales and distribution facility manager and a district credit manager responsible for the administration and collection of accounts. The accounts generally are not collateralized, except to the extent the Company is able to take advantage of the favorable materialmen's lien laws of most states applicable in the case of delinquent accounts.

     The Company operates a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of the Company's products. As of February 28, 2001, the fleet included approximately 217 heavy duty trucks, 92 of which provide roof-top or second story delivery and 56 other vehicles equipped with truck mounted forklifts. In addition, the Company's fleet includes 541 medium duty trucks, 589 light duty trucks and automobiles, 599 forklifts, 117 specialized millwork delivery vehicles, and 62 vehicles equipped to install blown insulation. The Company will continue to add these specialized vehicles to other markets where there is sufficient demand for such services.

     Over the past several years, the Company has installed and will continue to increase its base of computer-aided design hardware and software. These systems include design and take-off software for kitchens, decks, outbuildings, additions and houses. With these tools, sales representatives and specialists are able to provide customers with professional-quality plans, in an efficient manner.

     In 1997, the Company began an equipment rental program at 25 of its sales and distribution facilities. Under this program, the Company rents specialized, professional quality tools and equipment to customers in need of equipment for unique or short-term projects. The program currently is in place in 31 sales and production facilities and will be expanded to additional facilities in 2001.

     In 1997, the Company also began its installed insulation program. Through the use of specialized equipment and vehicles and its specially trained installation crews, the Company installs blown and batt insulation in new or existing construction. There currently are 59 sales and distribution facilities that offer this service.

     In 2000, the Company initiated its installed aluminum siding and gutter programs in several of its sales and distribution centers. Currently, it is operating 13 installed siding and six installed gutter programs with continued plans for expansion.

     DIY's
     -----

     Most sales and distribution facilities, primarily building centers located in Conventional Markets, also pursue sales to project DIY's through their staff of specially-trained inside sales representatives and specialists. These representatives provide professional advice to consumers for home improvement projects and assist these customers in designing specific projects with sophisticated computer design software. The sales representatives also can provide a comprehensive list of materials and detailed drawings to assist customers in completing their projects. The Company believes that project DIY's are attracted to its sales and distribution facilities by this high level of service.

     The Company's showrooms generally feature product presentations such as kitchen, bath, door and window displays. The showrooms are regularly re-merchandised to reflect product trends, service improvements and market requirements. During 1997 and 1998 the Company completed Resets in five and six, respectively, of its sales and distribution facilities' showrooms. During 1999, the Company completed additional Resets in two facilities. In 2000, the Company completed two more Rests in Conventional Markets, bringing the total to 15 stores. Additional showroom improvements are contemplated for 2001 and future years.

     While the Company's product offerings in hardlines generally are more limited than its consumer-oriented competitors, the Company stocks a larger selection of commodity products and offers a special order program for custom or specialty products. The Company emphasizes project packages, which include all materials and detailed instructions for the assembly of the larger projects frequently undertaken by project DIY's.

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


Products
--------

     To provide its customers with the quality products needed to build, remodel and repair residential and commercial properties, the Company offers a wide variety of building products and the ability to special order additional products. The Company believes that these special order services are extremely important to its customers, particularly the building professional. In 2000, approximately 35% of the Company's sales were of special order items, compared with 32% in 1999. Each of the Company's sales and distribution facilities tailors its product mix to meet the demands of its local market.

     The Company categorizes its product sales (excluding Tool Rental, Installed Programs and other service-related revenues), which aggregate approximately 96% and 97% of the Company's net sales in 2000 and 1999, respectively, into four groups. These include Commodity Wood Products (lumber, plywood, treated lumber, sheathing, wood siding and specialty lumber); Building Products (roofing, vinyl siding, doors, windows, mouldings, drywall and insulation); Hardlines (hardware products, paint, tools, kitchen and bathroom cabinets, plumbing products, electrical products, light fixtures and floor coverings); and Manufactured Housing Components (roof and floor trusses, and interior and exterior wall panels). Commodity Wood Products, Building Products, Hardlines, and Manufactured Housing Components represented 36.7%, 35.6%, 10.5% and 17.2% of the Company's product sales respectively, for 2000 and 40.0%, 34.0%, 9.8%, and 16.2% for 1999, respectively.


Manufacturing
-------------

     The Company operates 27 component manufacturing facilities that supply the Company's customers with higher-margin, value-added products such as framed wall panels, roof and floor trusses, and pre-hung interior and exterior doors. These facilities include 18 stand-alone operations as well as nine additional operations that exist at the Company's sales and distribution facilities. These manufacturing operations enable the Company to serve the needs of its professional customers for such quality, custom-made products. In 2000, the Company's manufacturing operations supplied approximately 56.7% of the framed wall panels, roof and floor trusses, and pre-hung doors sold by the Company. The Company believes that these value-added, engineered manufactured products improve customer service and provide an attractive alternative to job-site construction. As resources permit, the Company plans to expand its manufacturing facilities to take advantage of these increased opportunities and to supply a greater number of its sales and distribution facilities with these products.

Suppliers and Purchasing
------------------------

     The Company purchases its products from numerous vendors. The great majority of commodity items are purchased directly from mills and manufacturers, while the remaining products are purchased from a combination of manufacturers, wholesalers and other intermediaries. No single vendor accounted for more than 5.0% of the Company's purchases in 2000 and the Company is not dependent upon any single vendor for any material product. The Company believes that alternative sources of supply are readily available for substantially all of the products it offers.

     The majority of the Company's commodity purchases are made on the basis of individual purchase orders rather than longer-term supply contracts. In certain product lines, though, the Company has negotiated some advantageous volume pricing agreements for a portion of the product line's purchases. Because approximately 56% of the Company's annual sales consist of commodity wood products, drywall and manufactured housing components, all of which are subject to price volatility, the Company attempts to match its inventory levels to short-term demand in order to minimize its exposure to price fluctuations. In addition, the Company enters into futures contracts to hedge longer-term pricing commitments. The Company has developed an effective coordinated purchasing program that allows it to minimize costs through volume purchases, and the Company believes that it has greater purchasing power than many of its smaller, local independent competitors. The Company seeks to develop close relationships with its suppliers in order to obtain favorable pricing and service arrangements.

     The Company's computerized inventory tracking and forecasting system, as part of its inventory replenishment system, is designed to track and maintain appropriate levels of products at each sales and distribution facility. These systems have increased the Company's operating efficiencies by providing an automated inventory replenishment system.

     The Company receives its product by truck and rail. The Company has active rail sidings at 60 of its sales and distribution and manufacturing facilities, enabling suppliers to ship products purchased by the Company directly to these facilities by rail. The Company also utilizes one distribution center owned by a third party, located in Chicago, Illinois, through which approximately 2% of the Company's wood products inventory is delivered.

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

     Within the building professionals market, the Company competes primarily with local independent lumber yards and regional and local building material chains. Building professionals generally select building material suppliers based on price, job site delivery, quality and breadth of product lines, reliability of inventory levels, and the availability of credit. The Company believes that it competes favorably on each of these bases. The Company believes that it has a significant competitive advantage in rural markets and small communities (i.e. Conventional Markets), where it primarily competes with local independent lumber yards and regional building material chains. To a lesser extent, the Company also competes in these markets with national building center chains and warehouse and home center retailers, which generally locate their units in more densely populated areas. In Major Markets, the Company believes that its total package of products and services and its ability to serve the large builder provide it with a competitive advantage.


Environmental and Product Liability Matters
-------------------------------------------

     Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. Other than tanks at one acquired facility, which is in compliance with current legal standards, all such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company, the remediation of which the Company could, under certain circumstances, be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past five years.

     The Company previously had been identified as a potential responsible party in two Superfund landfill clean up sites. Both of these actions were settled for immaterial amounts.

     For  information   concerning   certain  litigation   concerning   products
containing asbestos or silica dust, see "Item 3. Legal Proceedings."

     Although the Company has not expended material amounts in the past with respect to the foregoing and expenditures in the most recent five years have been significantly reduced, there can be no assurances that these matters will not give rise to additional compliance or other costs that could have a material adverse effect on the Company.


Employees
---------

     As of February 28, 2001, the Company had 4,090 employees, of whom 3,686 were employed on a full-time basis. The number of employees generally fluctuates with the seasonal nature of the Company's business. The Company believes that it has maintained favorable relations with its employees. None of the Company's employees are covered by a collective bargaining agreement.


Trademarks and Patents
----------------------

     The Company has no material patents, trademarks, licenses, franchises, or concessions other than the name "Wickes Lumber" and the "Flying W" trademark.


                         --------------------------

     Forward-looking statements in this Item 1 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and readers are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the effects of seasonality and cyclicality discussed under the headings "Industry Overview" and "Seasonality". Also, there are the effects of competition; interest rates and the Company's ability to service and comply with the terms of its debt; lumber prices; the success of the Company's operational initiatives; and the outcome of the contingencies discussed in Note 9 to the Consolidated Financial Statements included elsewhere herein.

Item 2.  PROPERTIES.
--------------------

     The Company's 101 sales and distribution facilities are located in 23 states, with 67 in the Midwest, 17 in the Northeast and 17 in the South. When combined with its 27 component manufacturing operations, the Company operates in 24 states. See "Item 1. Business - Markets." The Company believes that its facilities generally are in good condition and will meet the Company's needs in the foreseeable future.

     The Company's Conventional Markets sales and distribution centers generally consist of a showroom averaging 9,600 square feet and covered storage averaging 38,400 square feet. The Company's sales and distribution facilities located in Major Markets tend to be more specialized. Since the beginning of 1997, the Company has completed Resets in 15 sales and distribution facilities located in Conventional Markets. The Company's sales and distribution facilities are situated on properties ranging from 1.0 to 28.2 acres and averaging 9.3 acres. The Company also operates 18 stand-alone component manufacturing facilities, which have an average of 40,300 square feet under roof on 6.9 acres.

     The Company owns 84 of its sales and distribution facilities and 82 of the sites on which such facilities are located. The remaining 17 sales and distribution facilities and 19 sites are leased. As of December 30, 2000, the Company also held for sale the assets of 3 closed facilities with a net book value of $1.5 million. In addition to its sales and distribution facilities, the Company operates 18 stand-alone component manufacturing plants, 12 of which are owned sites and 6 of which are on leased sites. Nine additional plants are located on sales and distribution facility sites. All of the owned properties are pledged as collateral under the Company's Amended and Restated Revolving Credit Agreement.

     For further information see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 8 to the Consolidated Financial Statements.

     The Company also owns or leases a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of the Company's products. As of February 28, 2001, the fleet included approximately 217 heavy duty trucks, 92 of which provide roof-top or second story delivery and 56 other vehicles equipped with truck mounted forklifts. In addition, the Company's fleet includes 541 medium duty trucks, 589 light duty trucks and automobiles, 599 forklifts, 117 specialized millwork delivery vehicles, and 62 vehicles equipped to install blown insulation.

     The Company leases its corporate headquarters, a portion of which is subleased, located at 706 North Deerpath Drive in Vernon Hills, Illinois.

Item 3.  LEGAL PROCEEDINGS.
---------------------------

     The Company previously was identified as a potential responsible party in two Superfund landfill clean up sites. In Browning-Ferris Industries, et al v.
                                          --------------------------------------
Richard Ter Maat, et al. v. Wickes Lumber  Company,  et al., Case No. 92 C 22059
--------------------------------------------------------------------------------
filed in the United State District Court for the Northern District of Illinois, Wickes was named as a potentially responsible party for cleanup of the MIG-DeWanne Landfill located in Boone County, Illinois. The Company also was named by the United States Environmental Protection Agency as a potentially responsible party regarding cleanup of the Adams/Quincy Landfills #2 & #3 located in Quincy, Illinois. Both of these actions were settled for immaterial amounts.

     The Company is one of many defendants in two class action suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which the Company has no connection other than as a customer. Librado
                                                                         -------
Amador,  et al. v. Alamo Concrete Products  Limited,  Wickes Lumber Company,  et
--------------------------------------------------------------------------------
al., Case No. 16696,  was filed in the 229th  Judicial  District  Court of Duval
--
County, Texas. Javier Benavides,  et al. v. Magic Valley Concrete,  Inc., Wickes
               -----------------------------------------------------------------
Lumber  Company,  et al.,  Case No.  DC-96-89  was filed in the  229th  Judicial
---------------------------------------------
District Court of Starr County, Texas. The Company has entered into a cost-sharing agreement with its insurers, and any liability is not expected to be material.

     The Company is one of many defendants in approximately 300 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 30 similar actions for insignificant amounts, and another 246 of these actions have been dismissed. None of these suits have made it to trial.

     The Company is a defendant in a lawsuit arising from a 1998 accident involving an employee truck driver that resulted in personal injuries to a third party. Plaintiffs seek compensatory damages in an unspecified amount. Recently, plaintiffs have amended their complaint to include a claim for punitive damages in an unspecified amount, for which insurance coverage may or may not be available. While the Company does not believe that any proceedings regarding this matter will have a material adverse effect on the Company's financial position, annual results of operations or liquidity, there can be no assurances of this result.

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

     The Company's assessment of the matters described in this Item 3 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are inherently subject to uncertainty. The outcome of the matters described in this Item 3 may differ from the Company's assessment of these matters as a result of a number of factors including, but not limited to: matters unknown to the Company at the present time, development of losses materially different from the Company's experience, the Company's ability to prevail against its insurers with respect to coverage issues to date, the financial ability of those insurers and other persons from whom the Company may be entitled to indemnity, and the unpredictability of matters in litigation.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
-------------------------------------------------------------

     None.

                                     PART II
                                     -------

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

     The Company's Common Stock is authorized for trading on the Nasdaq National Market under the trading symbol "WIKS." As of February 28, 2001 there were 8,273,685 shares outstanding held by approximately 122 stockholders of record. In addition, the Company believes approximately 2,000 additional stockholders hold their shares in street name at various brokerage houses.

     The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock as reported on the NASDAQ National Market System. Prices do not include retail markups, markdowns or commissions.


               Three Months Ended                    High                  Low
               ------------------                   ------               ------

               Fiscal 2000
               -----------
               March 25                         $    7.500           $    5.000
               June 24                               6.500                4.656
               September 23                          6.438                4.125
               December 30                           6.188                3.375

               Fiscal 1999
               -----------
               March 27                         $    5.188           $    3.750
               June 26                               6.250                3.188
               September 25                          6.813                4.250
               December 25                           6.750                4.688

     The Company has not declared or paid any dividends on Common Stock in the past three years and has no present intention to pay cash dividends on Common Stock in the foreseeable future. The Company's revolving credit facility prohibits cash dividends on Common Stock, and the trust indenture related to the Company's 11-5/8% senior subordinated notes restricts cash dividends on Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Footnote 8 to the Consolidated Financial Statements.


Item 6.  SELECTED FINANCIAL DATA.
---------------------------------

     The following table presents selected financial data derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 30, 2000. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained elsewhere in this report.



                                                 WICKES INC. AND SUBSIDIARIES
                                             SELECTED CONSOLIDATED FINANCIAL DATA
                                       (in thousands, except ratios and per share data)



                                                             Dec. 30,        Dec. 25,       Dec. 26,     Dec. 27,    Dec. 28,
                                                               2000           1999           1998         1997         1996
                                                               ----           ----           ----         ----         ----

Income Statement Data:
   Net sales (1)                                          $ 1,027,604    $ 1,087,402    $   912,190    $ 885,901    $ 850,131
   Gross profit (1)                                           223,092        224,604        195,119      186,006      176,696
   Selling, general and administrative
     expense (1)                                              199,889        185,884        166,420      167,790      148,772
   Depreciation, goodwill and trademark
     amortization (1)                                           5,877          5,295          4,513        4,422        5,081
   Provision for doubtful accounts                                983          1,724          2,915        1,707        1,067
   Other operating income                                       3,292          4,932          6,017        9,673        5,670
   Restructuring and unusual items (2)                           --             --            5,932         (559)         745
   Income from operations                                      19,635         36,633         21,356       22,319       26,751
   Interest expense (3)                                        24,322         23,302         21,632       21,417       21,750
   Equity in loss of affiliated company                          --             --             --          1,516        3,183
   (Loss) income before income taxes                           (4,687)        13,331           (276)        (614)       1,818
   Income tax (benefit) provision                                (735)         5,743            689          946        1,310
   (Loss) income before extraordinary gain                     (3,952)         7,588           (965)      (1,560)         508
   Extraordinary gain, net of
     taxes of $4,313 (4)                                        6,806           --             --           --           --
   Net income (loss)                                            2,854          7,588           (965)      (1,560)         508
   Ratio of earnings to fixed charges (5)                        --             1.48           --           --           1.08
   Interest coverage (6)                                         1.17           1.97           1.32         1.36         1.61
   Adjusted interest coverage (7)                                1.17           1.97           1.61         1.33         1.65

Per Share Data:
   Net loss before extraordinary gain per
     common share - basic and diluted                          ($0.48)          --             --           --           --
   Net income (loss) per common
     share - basic                                        $      0.35    $      0.92    ($     0.12)   ($   0.19)   $    0.07
   Net income (loss) per common
     share - diluted                                      $      0.34    $      0.91    ($     0.12)   ($   0.19)   $    0.07
   Weighted average common
     shares -basic                                          8,249,774      8,216,265      8,197,542    8,168,257    7,207,761
   Weighted average common
     shares -diluted                                        8,466,383      8,330,571      8,197,542    8,168,257    7,221,082

Operating and Other Data:
   EBITDA (8)                                             $    26,985    $    43,106    $    26,609  $    27,182    $  32,118
   Adjusted EBITDA (9)                                         26,985         43,106         32,541       26,623       32,863
   Cash interest expense (10)                                  23,048         21,792         20,185       20,016       19,969
   Depreciation and amortization                                5,877          5,295          4,513        4,422        5,081
   Deferred financing cost amortizatio                          1,274          1,510          1,447        1,401        1,781
   Capital expenditures                                         9,734          8,624          5,854        7,758        2,893
   Same store sales growth (11)                                  (6.1%)         18.1%           9.0%         4.7%        (6.4%)
   Sales & distribution centers open at
     end of period                                                101            101            101          111          108
   Net cash provided by (used in)
     operating activities                                      14,669         (9,565)           522      (20,455)      19,588
   Net cash (used in) provided by
     investing activities                                      (9,243)       (17,597)        (1,623)       6,040        2,410
   Net cash (used in) provided by
     financing activities                                      (5,255)        27,169          1,087       12,561      (20,152)

Balance Sheet data (at period end):
   Working capital                                        $   141,901    $   162,523    $   135,345   $  134,459    $ 116,771
   Total assets                                               300,936        334,009        292,183      283,352      272,842
   Total long-term debt, less
     current maturities                                       200,403        220,742        191,961      193,061      176,376
   Total stockholders' equity                                  33,896         30,819         23,148       24,001       25,499


                  Notes to Selected Consolidated Financial Data
                  ---------------------------------------------

(1) Certain reclassifications have been made to prior year amounts to conform to the current presentation. One of the Company's strategic goals is to increase the sales volume of manufactured building components (framed wall panels, roof and floor trusses, and pre-hung interior and exterior doors) and to continue to increase the sales of internally manufactured components. In response to increases, over time, in the volume of internally manufactured building components sold, the Company has determined that certain manufacturing costs previously included in Selling, General and Administrative expense and Depreciation, Goodwill and Trademark Amortization expense should be classified as Cost of Sales. Therefore, elements of costs directly associated with manufacturing processes such as manufacturing labor and related benefits, manufacturing supplies, equipment depreciation, delivery expenses and other overhead items have been reclassified for the current and prior periods presented. The amounts reclassified to Cost of Sales were $36.5 million, $30.6 million, $21.5 million, $18.0 million, and $13.4 million for 2000, 1999, 1998, 1997 and
     1996, respectively. In addition to the Manufacturing Expense reclassification, certain amounts have been reclassified relating to EITF 00-10 and EITF 00-14. These reclassifications had no impact on income from operations, net income or net assets. See Notes 2 and 3 to the Consolidated Financial Statements for further description.

(2) During the first quarter of 1998, the Company implemented the 1998 Plan which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter. In 1997, the Company recorded a $0.6 million credit as a result of finalizing the 1995 restructuring plan. In 1996, the Company recorded an additional charge of $0.7 million relating to its 1995 restructuring plan.

(3) Interest expense includes cash interest expense and amortization of deferred financing costs (see note 10 below).

(4) As further explained in Note 8 to the Consolidated Financial Statements, on November 21, 2000 the Company commenced a cash tender offer for its outstanding 11-5/8% Senior Subordinated Notes due 2003, at a substantial discount from face value. The offer expired on December 20, 2000 and on December 26, 2000, the Company redeemed $36.0 million of notes tendered. As a result of this transaction, the Company recorded a pre-tax gain of $11.1 million, net of costs associated with the transaction. The net gain, after appropriate state and federal income taxes was $6.8 million.

(5)  For purposes of computing  this ratio,  earnings  consist of pre-tax income
     (loss) before income taxes adjusted for fixed charges. Fixed charges consist of cash interest expense, amortization of deferred financing costs, and a portion of operating lease rental expense that is representative of the interest factor attributable to interest expense. Such earnings were insufficient to cover fixed charges by $4.7 million, $0.3 million and $0.8 million for the years ended December 30, 2000, December 26, 1998 and December 27, 1997, respectively.

(6) For purposes of computing this ratio, earnings consist of EBITDA (as defined in note 8 below), which is divided by cash interest expense (as defined in note 10 below).

(7) For purposes of computing this ratio, earnings consist of Adjusted EBITDA (as defined in note 9 below), which is divided by cash interest expense (as defined in note 10 below).

(8) EBITDA represents income (loss) before income taxes, equity in loss of affiliated company, interest expense, depreciation and amortization. EBITDA is not presented herein as an alternative measure of operating results but rather to provide additional information related to debt service capability, and does not represent cash flow from operations, as defined by GAAP and may not be comparable to similarly titled measures reported by other companies.

(9) Adjusted EBITDA represents EBITDA (as defined in note 8 above) adjusted to exclude restructuring and unusual items and is used in the adjusted interest coverage ratio to reflect debt service capability before the effect of these restructuring and unusual items, and provides an additional measure of debt service capability for ongoing operations.

(10) Cash interest expense consists of interest expense less amortization of deferred financing costs. The following table details interest expense, cash interest expense, and interest paid for each of the five years ended December 30, 2000 (in thousands).


                                  2000         1999         1998         1997         1996
                                  ----         ----         ----         ----         ----

Interest expense               $ 24,322     $ 23,302     $ 21,632     $ 21,417     $ 21,750
Less:
   Amortization of deferred
      financing costs             1,274        1,510        1,447        1,401        1,781
                                -------     --------      -------     --------      -------
Cash interest expense            23,048       21,792       20,185       20,016       19,969

Decrease (increase) in
   accrued interest                 155         (289)         700         (225)         403
                                -------     --------      -------     --------      -------

Interest paid                  $ 23,203     $ 21,503     $ 20,885     $ 19,791     $ 20,372
                                =======     ========      =======     ========      =======

(11) Same store sales growth data reflects average sales for sales and distribution facilities and other facilities that were operated by the Company throughout both the current and previous year. In addition to sales and distribution facilities, component manufacturing plants also make some direct sales. The following table lists, by year, the number of locations that were included in this calculation:

                                  Year        No. of Facilities
                                  ----        -----------------
                                  2000               101
                                  1999               101
                                  1998               101
                                  1997               107
                                  1996               101


Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
                                 OF OPERATIONS.
                                 --------------


General
-------

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. The table and subsequent discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

                                                         Years Ended
                                                         -----------

                                                  Dec 30, Dec. 25,  Dec. 26,
                                                   2000     1999     1998
                                                  ------   ------   ------

          Net sales                               100.0%   100.0%   100.0%
          Gross profit                             21.7     20.7     21.4
          Selling, general and administrative
            expense                                19.5     17.1     18.2
          Depreciation, goodwill and trademark
            amortization                            0.6      0.5      0.5
          Provision for doubtful accounts           0.1      0.2      0.3
          Restructuring and unusual items           0.0      0.0      0.7
          Other operating income                   (0.3)    (0.5)    (0.7)
          Income from operations                    1.9      3.4      2.3

     Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated. See also Notes 2 and 3 to the Consolidated Financial Statements regarding the reclassification of certain manufacturing expenses and other items.

     The Company's operations, as well as those of the building material industry generally, have reflected substantial fluctuations from period to period as a consequence of various factors, including levels of construction activity, weather, prices of commodity wood products, general regional and local economic conditions, interest rates and the availability of credit, all of which are cyclical or seasonal in nature. The Company anticipates that fluctuations from period to period will continue in the future. Because a substantial percentage of the Company's sales are attributable to building professionals, certain of these factors may have a more significant impact on the Company than on companies more heavily focused on consumers.

     The Company's first quarter and, occasionally, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter weather conditions. In the first quarter of 2000, the Midwest and Northeast experienced mild winter weather, but significant precipitation. Additionally, these regions also experienced a more severe winter with respect to cold temperatures and snow in the fourth quarter of 2000 than in the previous four years. Weather conditions in 1999 were relatively normal throughout the year. During the first quarter of 1998, the Company experienced mild winter weather conditions in the Company's Midwest region, which was partially offset by increased precipitation in the Northeast and South.

     The following table contains selected unaudited quarterly financial data for the years ended December 30, 2000 and December 25, 1999. Quarterly earnings/(loss) per share may not total to year-end earnings/(loss) per share due to the issuance of additional shares of Common Stock during the course of the year.


                                             QUARTERLY FINANCIAL DATA
                                                    (Unaudited)
                                                  Fiscal Quarters
                                                  ---------------
                               (in millions, except per share data and percentages)

                                                            Income (loss)                        Basic / Diluted
                              Net Sales as a                   before                          Net income (loss)
                               % of Annual        Gross     Extraordinary     Net Income        per share before
                Net Sales       Net Sales         Profit       Item               (Loss)       Extraordinary Item
                ---------       ---------         ------       ----               ------       ------------------

2000
----
Quarter 1        $216.5           21.1%           $46.0       $(3.2)              $(3.2)       $(.39)/(.39)
Quarter 2         280.4           27.3             60.1         1.5                 1.5           .19/.18
Quarter 3         282.7           27.5             62.6         2.1                 2.1           .26/.25
Quarter 4         248.0           24.1             54.4        (4.4)                2.4         (.53)/(.53)


1999
----
Quarter 1        $191.7           17.6%           $40.6       $(3.3)              $(3.3)       $(.40)/(.40)
Quarter 2         289.4           26.6             59.0         3.6                 3.6          .44 / .43
Quarter 3         326.2           30.0             65.8         5.0                 5.0          .61 / .61
Quarter 4         280.1           25.8             59.2         2.2                 2.2          .27 / .26

     Each fiscal quarter in the table above represents a thirteen-week period, with the exception of Quarter 4, which was a fourteen-week period.

     In the fourth quarter 2000, the Company recorded an extraordinary gain on the early extinguishment of $36.0 million of its 11-5/8% Senior Subordinated Notes due in 2003. See Note 8 to the Consolidated Financial Statements included elsewhere herein for further description.

     In 1998, the Company recorded a charge of $5.9 million for restructuring and unusual items. For additional information on the restructuring and unusual items charge, see Note 4 to the Consolidated Financial Statements included elsewhere herein. Also, in the fourth quarter of 1998, two pieces of real estate were sold for gains of $0.4 million. Gains or losses on the sale of real estate are recorded under other operating income.

     The Company historically has generated approximately 15% to 20% of its annual revenues during the first quarter of each year, and the Company historically has recorded a significant net loss for this quarter. As a result of these seasonal factors, the Company's inventories and receivables reach peak levels during the second and third quarters and generally are lower during the first and fourth quarters, depending on sales volume and lumber prices.

                          ---------------------------

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


2000 Compared with 1999
-----------------------

     Net Sales
     ---------

     Net sales for 2000 decreased $59.8 million, or 5.5%, to $1,027.6 million from $1,087.4 million in 1999. Sales for all facilities operated throughout both years ("same store sales") decreased 6.1%. During 2000, the Company experienced a 6.6% decrease in same store sales to its primary type of customer, the professional home builder, and a 0.3% increase in same store sales to commercial builders. Consumer sales declined 10.6% on a same store basis.

     Sales to building professionals as a percentage of total sales were 61.8% in 2000 compared to 62.3% in 1999. Lumber and building materials accounted for 86.1% of total sales in 2000 compared with 87.8% in 1999.

     Total housing starts in the United States decreased 4.5% in 2000, and starts in the Company's primary geographical market, the Midwest, decreased approximately 7.8%. The Company's two other geographical markets, the Northeast and South, experienced decreases of 1.4% and 4.9%, respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, experienced a decrease of 5.5% in 2000, from 1.33 million starts in 1999 to 1.26 million starts in 2000. Sales at its Target Major Markets decreased 9.5% in 2000.

     Sales for 2000 were positively impacted by investments in new initiatives such as Tool Rental and Installed Programs, sales of which increased 38.8% in 2000 over sales in 1999. However, these increases were offset for the year by the effects of lumber deflation and by weather-related issues in the first and fourth quarters. Dimensional lumber, panel products and, to an extent, drywall are commodities which cause the Company's costs to fluctuate with changing market conditions, generally tracked using the Random Lengths Framing Composite Average and the Random Lengths Panel Index for dimensional lumber and panel products, respectively. Drywall prices generally fluctuate based on availability and are tracked using producer prices. Increases in commodity prices ("lumber inflation") generally are passed on to the customer with certain lag effects, resulting in higher selling prices, or are fixed in the futures market for dimensional lumber and panel products for a small percentage of longer-term sales contracts. In periods of decreasing commodity prices ("lumber deflation"), selling prices decrease, with certain lag effects. The Company estimates that deflation in lumber and drywall prices negatively impacted 2000 net sales by approximately $74.3 million, when compared with lumber and drywall prices during 1999.

     Products that exhibited the greatest change in sales for the year ended December 30, 2000 versus sales of such products in 1999 were lumber and plywood (down 16.0%), drywall (down 19.0%), treated wood (down 7.8%), roofing (down 4.8%), and kitchen and bath (up 6.2%).

     For the year, sales of internally manufactured building components increased to 56.7% of total distributed building components from 50.9% in the prior year. The dollar value of sales of internally manufactured building components increased 10.4% from approximately $87.4 million in 1999 to approximately $96.5 million in 2000. As with dimensional lumber, sales of internally manufactured building components are impacted by the effects of lumber deflation.

     Gross Profit
     ------------

     Gross profit decreased $1.5 million to $223.1 million or 21.7% of net sales for 2000 compared with $224.6 million or 20.7% of net sales for 1999. The Company believes that the sales effect of lumber deflation decreased the dollar value of gross profit by approximately $15.2 million for the fiscal year ended December 30, 2000. Commodity wood products, drywall and manufactured building components accounted for approximately 56.1% of sales for the year, compared with 58.9% for the 1999. The gross margin for these products improved to 19.0% for 2000 versus 17.5% last year.

     The increase in gross profit as a percentage of sales resulted from increased sales and gross profit margins relating to internally manufactured products, improved buying leverage, and the expansion of the Company's other initiatives. These substantially offset the effects of lumber deflation.

     As previously noted, sales of internally manufactured building components improved during the fiscal year. The Company's margins from sales of internally manufactured building components typically are higher than the margins on sales of purchased components.

     Selling, General, and Administrative Expense
     --------------------------------------------

     In 2000, selling, general, and administrative expense ("SG&A") increased as a percent of net sales to 19.5% compared with 17.1% of net sales in 1999. Total SG&A expense increased $14.0 million or 7.5% from $185.9 million in 1999 to $199.9 million in 2000. Much of this increase is attributable to costs associated with new initiatives such as Tool Rental and Installed Programs. These programs increased salaries, wages and benefits; delivery expense; and other fixed charges. In addition, higher fuel and natural gas prices caused delivery expense and utility costs to increase.

     Salaries, wages and benefits increased approximately $7.8 million or 6.1% over the prior year. Higher unit sales volumes, initiatives such as Tool Rental and Installed Programs, and higher administrative compensation and benefits increased regular compensation and benefits by approximately $9.6 million or 7.8%. Offsetting these increases was a $1.4 million decrease in management incentives. In addition, the culmination of changes in the administration of vacation pay resulted in a $1.3 million improvement in SG&A expenses for 2000, following a comparable $1.0 million improvement in 1999.

     Delivery expense for the year increased approximately $2.4 million or 17.4% over the prior year. The increase was driven by various Company initiatives and by the significant increase in fuel prices over last year. With regard to initiatives, the expansion of Installed Programs, such as insulation, siding and gutters, has caused the Company to incur additional delivery expense through the trucks involved in these programs. As a result, vehicle repair and maintenance, lease costs, and licensing increased approximately $1.4 million or 14.1%. Finally, the effects of increased fuel costs nationwide in 2000, plus expansion of the fleet resulted in additional fuel expense of approximately $1.1 million, a 25.4% increase over the prior year.

     Promotional expenses, including travel and entertainment, increased approximately $0.9 million or 12.0%. Fixed expenses, other than depreciation, associated with the operation of the Company's sales and distribution and its headquarters facilities increased approximately $0.8 million or 10.8%.

     Depreciation, Goodwill and Trademark Amortization
     -------------------------------------------------

     Depreciation, goodwill and trademark amortization costs increased approximately $0.6 million or 11.0% in 2000, compared with 1999. This increase primarily is due to depreciation on delivery vehicles, equipment used in the Tool Rental program and capital improvements made as a result of the Company's Major Markets and re-merchandising programs, as well as its other initiatives.

     Provision for Doubtful Accounts
     -------------------------------

     The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Provision for doubtful accounts decreased to approximately $1.0 million or 0.1% of sales in 2000 from approximately $1.7 million or 0.2% of sales for 1999.

     Other Operating Income
     ----------------------

     Other operating income decreased approximately $1.6 million or 33.3% in 2000 as compared to 1999. The decrease primarily is the result of a reduction in gains reported on the sale of excess property and various fixed assets of approximately $1.5 million. During 1999, the Company sold five pieces of real estate and recorded total gains on the sale of real estate and various fixed assets of approximately $1.8 million. This is compared with three real estate sales and various fixed asset disposals in 2000, resulting in total gains of approximately $0.3 million.

     Interest Expense
     ----------------

     Interest expense increased to $24.3 million in 2000 from $23.3 million in 1999. This increase was the result of an increase in the overall effective borrowing rate of 72 basis points as floating interest rates increased over the course of fiscal 2000 compared to 1999, partially offset by a $4.5 million decrease in average outstanding debt.

     Income Tax Benefit before Extraordinary Item
     --------------------------------------------

     In 2000, the Company recorded a net income tax benefit before extraordinary item of $0.7 million versus an income tax expense of $5.7 million in 1999. Net operating loss carryforwards were used to substantially offset current income taxes payable in 1999. An effective federal and state income tax rate of 38.8% was used to calculate income taxes for 2000, compared with an effective rate of 38.7% for 1999. In addition to the effective income tax rate, state franchise taxes of $1.4 million and $1.1 million were calculated for 2000 and 1999, respectively, and are included in the provision reported.

     The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. Management believes that it is more likely than not that the Company will receive full benefit of its net deferred tax asset and that the valuation allowance is properly stated.

     Net (loss) income before extraordinary item
     -------------------------------------------

     The Company recorded a net loss before extraordinary item in 2000 of $4.0 million versus net income of $7.6 million in 1999, a decline of $11.5 million. The loss primarily resulted from a reduction of gross profit dollars of approximately $1.5 million; increased salaries, wages and benefits of $7.8 million; increased vehicle maintenance, lease and licensing costs of $1.4 million; a $1.1 million increase in fuel costs; a $1.0 million increase in interest expense and a $1.7 million decline in other income. These decreases were partially offset by a $0.7 million decrease provision for doubtful accounts.

     Extraordinary item
     ------------------

     As further explained in Note 8 to the Consolidated Financial Statements, on November 21, 2000 the Company commenced a cash tender offer for its outstanding 11-5/8% Senior Subordinated Notes due 2003, at a substantial discount from face value. The offer expired on December 20, 2000 and on December 26, 2000, the Company redeemed $36.0 million of notes tendered. As a result of this transaction, the Company recorded a pre-tax gain of $11.1 million, net of costs associated with the transaction. The net gain, after appropriate state and federal income taxes was $6.8 million.


1999 Compared with 1998
-----------------------

     Net Sales
     ---------

     Net sales for 1999 increased $175.2 million, or 19.2%, to $1,087.4 million from $912.2 million in 1998. Sales for all facilities operated throughout both years ("same store sales") increased 18.1%. During 1999, the Company experienced a 22.1% increase in same store sales to its primary type of customer, the professional home builder, and a 30.8% increase in same store sales to commercial builders. Consumer sales declined by 0.2% on a same store basis.

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

     Gross Profit
     ------------

     Gross profit increased $29.5 million to 20.7% of net sales for 1999 compared with 21.4% of net sales for 1998. The increase in gross profit dollars is primarily due to increased sales, improved product costs and increased margins on internally manufactured products. In the third quarter of 1998, the Company recorded a charge of $0.8 million as a result of an exchange of clearance merchandise for barter credits. The decline in gross profit percentage primarily was the result of the effects of rapid lumber inflation that occurred during the second and third quarters of 1999 as well as a continued shift in sales mix to professional builders.

     The Company estimates that lumber inflation in 1999, when compared with 1998 price levels, increased gross profit dollars by approximately $7.1 million. The percent of Company sales attributable to professional builders increased to 89.9% for 1999 compared with 87.9% for 1998.

     Selling, General, and Administrative Expense
     --------------------------------------------

     In 1999, selling, general, and administrative expense ("SG&A") decreased as a percent of net sales to 17.1% compared with 18.2% of net sales in 1998. Much of this improvement is attributable to expense reductions as a result of the Company's 1998 restructuring efforts and the completion of most of the Company's re-merchandising programs during or prior to the end of the second quarter of 1998. In addition, operating leverage achieved as a result of significant sales growth also contributed to the decline as a percent of sales.

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

     Depreciation, Goodwill and Trademark Amortization
     -------------------------------------------------

     Depreciation, goodwill and trademark amortization costs increased $0.8 million in 1999 compared with 1998. This increase primarily is due to depreciation on rental equipment and capital improvements made as a result of the Company's major market and re-merchandising programs.

     Provision for Doubtful Accounts
     -------------------------------

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

     Other Operating Income
     ----------------------

     Other operating income decreased to $4.9 million in 1999 from $6.0 million in 1998. The decrease primarily is the result of a decrease in gains reported on the sale of real estate of closed facilities, excess vehicles and equipment, and a decrease in one-time insurance recoveries. During 1999, the Company sold five pieces of real estate and recorded total gains on the sale of fixed assets of $1.8 million compared with nine pieces of real estate sold and total gains on the sale of fixed assets of $2.1 million during 1998. In addition, during 1998 the Company recorded during 1998 approximately $1.0 million in gains as a result of the difference between insured replacement cost and book value as a result of fire and storm damage at certain of the Company's sales and distribution facilities.

     Interest Expense
     ----------------

     Interest expense increased to $23.3 million in 1999 from $21.6 million in 1998. This increase was the result of an increase in average outstanding debt under the Company's revolving line of credit of $26 million partially offset by a decrease in the overall effective borrowing rate of 40 basis points. The increase in average outstanding debt primarily was due to increases in working capital and increased investment in property, plant and equipment used to support the Company's significant growth in sales volume during 1999.

     Provision for Income Taxes
     --------------------------

     In 1999 and 1998, the Company recorded income tax expense of $5.7 million and $0.7 million, respectively. Net operating loss carryforwards were used to substantially offset current income taxes payable in 1999.

     Net Income
     ----------

     The Company recorded net income of $7.6 million in 1999, compared with a net loss of $1.0 million in 1998, an improvement of $8.6 million. The primary elements of this improvement include an increase in gross profit dollars of $29.5 million, a $5.9 million decrease in restructuring and unusual items, a 1.1% decrease in SG&A as a percentage of net sales and a $1.2 million decrease in provision for doubtful accounts. These improvements were partially offset by a $0.8 million increase in depreciation, goodwill and trademark amortization, a $1.7 million increase in interest expense, a $5.1 million increase in provision for income taxes and a reduction in other income of $1.1 million.

Liquidity and Capital Resources
-------------------------------

     The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance accounts receivable, inventory and capital expenditures.

     In 2000, net cash provided by operating activities was $14.7 million. This compares with net cash used in operating activities of $9.6 million in 1999. The net cash provided by operations in 2000 primarily is due to reductions in receivables and inventory resulting from declining sales and "lumber deflation", partially offset by decreased current liabilities.

     Accounts receivable at the end of 2000 were $76.7 million, a 30.4% decrease over year end 1999, primarily as a result of an 11.5% decrease in fourth quarter credit sales compared with 1999. Inventory at the end of December 2000 was $2.8 million lower than at the end of 1999, primarily as a result of declines in the costs of lumber and building materials throughout the year due to commodity lumber deflation. The amount of the Company's accounts payable on any balance sheet date may vary from the average accounts payable throughout the period due to the timing of payments and will tend to increase or decrease in conjunction with an increase or decrease in inventory.

     During 2000, the Company increased its capital expenditures to $9.7 million compared to $7.7 million, net of the $.9 million in manufacturing equipment converted to operating leases in 1999. Investing cash flows in both years were partially offset by proceeds on the sale of fixed assets.

     The Company's capital expenditures consist primarily of the construction of facilities for new and existing operations, the remodeling of sales and distribution facilities and component manufacturing facilities, and the purchase of equipment and management information systems. The Company may also, from time-to-time, make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets and manufacturing. Under the Company's amended and restated credit agreement, expenditures capitalized for financial statement purposes, excluding acquisitions and the portion of expenditures reimbursed by insurance proceeds as a result of casualty losses, and including amounts carried over from previous years, were limited to $10.8 million during 2000. The Company's actual expenditures in 2000, as defined by the amended and restated credit agreement, were $9.7 million. In addition to capital expenditures, the credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

     The Company made one acquisition during 2000, acquiring TresArk Enterprises, Inc. TresArk Enterprises, Inc. is a producer of construction management software designed for lumberyards and their professional contractors and was acquired for $0.8 million, paid for in cash in 2000. In addition, the

Company built a state-of-the-art component manufacturing facility in Mackville, WI and expanded its facility in Decatur, IL to accommodate the manufacturing of wall panels during 2000.

     During 1999, the Company began, or significantly expanded, the manufacturing of wall components and/or trusses at seven manufacturing facilities. In January of 1999, the Company acquired the assets of a wall panel manufacturer located in Cookeville, Tennessee; in March of 1999, it acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels located in Bear, Delaware; and in October of 1999, it acquired the assets of Advanced Truss Systems, a manufacturer of trusses, located in Kings Mountain, North Carolina. In November of 1999, the Company also acquired the assets of United Building Systems, a manufacturer of wall panels in Lexington, Kentucky. The total purchase price of these acquisitions was $14.3 million, of which $13.8 million was paid in cash in 1999 and 2000, with the remainder payable in 2001 in cash or stock at the option of the Company.

     At December 30, 2000 the Company operated 101 sales and distribution centers and 27 component manufacturing facilities compared with 101 sales and distribution facilities and 25 component manufacturing facilities at December 25, 1999. At December 30, 2000, there were no material commitments for future capital expenditures.

     As further explained in Note 8 to the Consolidated Financial Statements, on November 21, 2000 the Company commenced a cash tender offer for its outstanding 11-5/8% Senior Subordinated Notes due 2003, at a substantial discount from face value. The offer expired on December 20, 2000 and on December 26, 2000, the Company redeemed $36.0 million of notes tendered. As a result of this transaction, the Company recorded a pre-tax gain of $11.1 million, net of costs associated with the transaction. The net gain, after appropriate state and federal income taxes was $6.8 million.

     To provide the funds necessary to complete the Redemption, the Company entered into an amended and restated credit agreement with its existing bank group on December 13, 2000. The amended and restated credit agreement, among other things, increased the total commitment to $251.7 million, removed the seasonal reduction in borrowing capacity provided for in the previous credit agreement, increased both the base rate and LIBOR based borrowing spreads, and extended the final maturity of the revolving credit agreement to June 30, 2005. A portion of the credit facility was provided as a one-time term loan in the principal amount of $51.7 million that requires quarterly principal payments beginning on March 31, 2001. The term loan contains provisions for mandatory principal prepayments in the event that the Company receives cash in connection with certain transactions, as defined.

     A commitment fee of 0.38% is payable on the unused amount of the amended and restated revolving line of credit. Interest on amounts outstanding under the amended and restated revolving line of credit bear interest at a spread of 0.75% above the base rate of Fleet National Bank (9.50% at December 30, 2000) or 2.50% above the applicable LIBOR rate (6.65% at December 30, 2000). Depending upon the

     Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At December 30, 2000, the Company had designated $26.1 million and $65.0 million as base rate and LIBOR borrowings, respectively. Amounts outstanding under the $51.7 million term loan portion bear interest at a spread of 3.00% above the applicable LIBOR rate. All interest is payable monthly.

     The Company has entered into an interest rate swap agreement that effectively fixes the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread on $40.0 million of the Company's amended and restated line of credit borrowings. The interest rate swap agreement expires in February 2002.

     Substantially all of the Company's accounts receivable, inventory and general intangibles are pledged as collateral for the amended and restated revolving line of credit. In addition, substantially all of the Company's owned real estate assets were provided as additional collateral in connection with the term loan. Availability is limited to 85.0% of eligible accounts receivable plus 60.0% of eligible inventory, with these percentages subject to change at the permitted discretion of the agent for the lenders.

     Previously, the Company was subject to a revolving line of credit agreement that was entered into on February 17, 1999 and which was to expire in June 30, 2003. This revolving line of credit provided for, subject to restrictions and modifications discussed below, up to $160.0 million of revolving credit loans based on eligible accounts receivable and inventory, as defined. Outstanding borrowings bore interest at spreads ranging from 0.0% to 0.75% above the applicable base rate (8.50% at December 25, 1999) or LIBOR rate (5.80% at December 25, 1999), based upon the Company's rolling four-quarter interest coverage ratio, as defined. At December 25, 1999, the Company had designated $15.7 million and $105.0 million as base rate and LIBOR borrowings, respectively.

     During 1999, in order to continue to support its significant sales growth and the related increase in working capital levels, the previous revolving line of credit agreement was amended to (1) clarify the definition of unused availability to allow the full amount of the Company's borrowing base to be included in the unused availability calculation and (2) provide a seasonal increase in the total commitment from $160.0 million to $200.0 million from May 15 through November 15 of each year. As a result of these amendments, the maximum applicable borrowings could be fully utilized.

     The Company's weighted-average interest rate on all outstanding borrowings, excluding amortization of debt issue costs, for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 was approximately 9.95%, 9.34% and 9.80%, respectively.

     The Company maintained excess availability under its revolving credit facilities throughout 2000. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In these same periods, the Company typically reaches its peak utilization of its revolving credit facility because of the increased inventory needed for the peak building season. At February 29, 2000, the Company had outstanding borrowings of $147.3 million and unused availability of $32.0 million under the amended and restated line of credit The Company currently has excess availability under its revolving credit facility and anticipates that funds provided by operations and under this facility will be adequate for the Company's future needs.

     The Company's amended and restated credit agreement and the trust indenture relating to the Company's 11-5/8% Senior Subordinated Notes contain certain covenants and restrictions. Generally, the agreement and the trust indenture restrict, among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, acquisitions and other restricted payments. The amended and restated credit agreement requires that the Company maintain unused availability under the revolving line of credit of at least $15 million (subject to increase in certain circumstances) and maintain certain levels of net worth, as defined in the amended and restated credit agreement. Furthermore, the agreement considers a change in control, as defined, as an event of default. In addition, upon a change in control of the Company, as defined in the trust indenture, the Company must offer to purchase the 11-5/8% Senior Subordinated Notes at 101% of the principal thereof, plus accrued interest. At December 30, 2000 the Company was in compliance with all covenants under the amended and restated credit agreement and the trust indenture.


Net Operating Loss Carryforwards
--------------------------------

     At December 30, 2000 the Company and its subsidiaries had federal income tax net operating loss carryforwards ("NOL's") of approximately $32.4 million. The NOL's will expire in the years 2006 to 2018 if not previously utilized. See also Note 12 to the Consolidated Financial Statements included elsewhere herein.

     The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. Management believes that it is more likely than not that the Company will receive full benefit of its net deferred tax asset and that the valuation allowance is properly stated.

Recently Issued Accounting Pronouncements
-----------------------------------------

     On December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recognized as assets or liabilities in the balance sheet and measured at fair value. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and the hedged item will be recognized in earnings. If a derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of operations when the hedged item affects earnings. For a derivative that does not qualify as a hedge, changes in fair value will be recorded in earnings.

     As a result of adopting SFAS 133, the Company recorded a pre-tax charge of approximately $0.1 million as a cumulative transition adjustment to other comprehensive income for derivatives designated in cash flow-type hedges prior to adopting SFAS 133.

     In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in September 2000. This issue requires that revenues relating to "shipping and handling" be classified as revenues in the Consolidated Statements of Operations for fiscal years beginning after December 15, 1999. Previously, the Company had recorded shipping and handling fees as a reduction of Selling, General and Administrative expenses ("SG&A"). The Company recorded approximately $2.3 million, $2.2 million and $1.9 million of shipping and handling fees in 2000, 1999 and 1998, respectively. These fees have been reclassified to Net Sales for all periods presented in the Consolidated Statements of Operations. Shipping and handling expenses such as vehicle repairs and maintenance, lease costs, licensing and fuel generally are charged to SG&A for sales and distribution centers and to Cost of Sales for manufacturing operations.

     In May 2000, EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" was issued and requires that sales incentives offered by a vendor that can be used by a customer as a result of an exchange transaction be recognized as a component of Cost of Goods Sold. Previously, the Company classified expenses associated with its Wickes Advantage Program as a component of SG&A. The amount of these expenses was approximately $1.0 million, $0.8 million and $0.3 million for 2000, 1999 and 1998, respectively. Such expenses have been reclassified to Cost of Goods Sold for all periods presented in the Consolidated Statements of Operations.

     Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     --------------------------------------------------------------------

     The Company is subject to market risk primarily associated with changes in interest rates and commodity lumber prices.

Interest Rate Risk
------------------

     As discussed in Note 8 to the Consolidated Financial Statements, to provide the funds necessary to complete the redemption of a portion of the Company's 11-5/8% Senior Subordinated Notes due 2003, the Company entered into an amended and restated credit agreement with it's existing bank group on December 13, 2000. The amended and restated credit agreement, among other things, increased the total commitment to $251.7 million, removed the seasonal reduction in borrowing capacity provided for in the previous credit agreement, increased both the base rate and LIBOR based borrowing spreads, and extended the final maturity of the revolving credit agreement to June 30, 2005. A portion of the credit facility was provided as a one-time term loan in the principal amount of $51.7 million that requires quarterly principal payments beginning on March 31, 2001. Interest on amounts outstanding under the amended and restated revolving line of credit bear interest at a spread of 0.75% above the base rate of Fleet National Bank (9.50% at December 30, 2000) or 2.50% above the applicable LIBOR rate 6.65% at December 30, 2000). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At December 30, 2000, the Company had designated $26.1 million and $65.0 million as base rate and LIBOR borrowings, respectively. Amounts outstanding under $51.7 million the term loan portion bear interest at a spread of 3.00% above the applicable LIBOR rate.

     The Company has entered into an interest rate swap agreement that effectively fixes the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread on $40.0 million of the Company's amended and restated line of credit borrowings. The interest rate swap agreement expires in February 2002.

     Based on the Company's average borrowings under its revolving credit agreements during 2000, including amounts outstanding under the term loan portion and net of the impact of the interest rate swap agreement described above, a hypothetical 25 basis point movement in the base rate or LIBOR rate would result in an approximate $223,600 annualized increase or decrease in interest expense. (See Note 13 of Consolidated Financial Statements included elsewhere herein).

     The fair value of the Company's outstanding 11 5/8% Senior Subordinated Notes was $38.3 million and $85.0 million at December 30, 2000 and December 25, 1999, respectively. As discussed in Note 8 to the Consolidated Financial Statements, the Company redeemed approximately $36.0 million face amount of the notes in December 2000. Assuming a hypothetical 100 basis point decrease in the yield to maturity of the outstanding notes at December 30, 2000, the fair value of the fixed rate debt would have increased by $0.7 million.

Commodity Price Risk
--------------------

     The Company enters into lumber futures contracts to hedge price fluctuations related to anticipated future purchases of commodity lumber. While lumber futures contracts are entered into on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At December 30, 2000, the Company had 41 lumber futures contracts outstanding with a total contract value of $839,000 and a net unrealized loss of $106,000. These contracts all mature in 2001. If the market price of lumber were to increase or decrease, the Company anticipates that the resulting gain or loss for these purchases would be offset by the lumber futures contracts.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

     Financial statements of the Company are set forth herein beginning on page F-1.


Item  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
                             FINANCIAL DISCLOSURE.
                             ---------------------

     The Company filed a Form 8-K report on December 7, 1999 reporting a change in the Company's independent accountants.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

     Information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors" and "Management" in the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 23, 2001.


Item 11.  EXECUTIVE COMPENSATION.
---------------------------------

     Information required by this Item is incorporated herein by reference to the Sections entitled "Executive Compensation", "Board of Directors' Meetings and Compensation" (the last two paragraphs), "Report of the Compensation and Benefits Committee" and "Comparison of Cumulative Total Return" in the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 23, 2001.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     Information required by this Item is incorporated herein by reference to the Section entitled "Principal Security Holders and Security Ownership of Management" in the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 23, 2001.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     Information required by this Item is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" in the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held on May 23, 2001.

                                     PART IV
                                     -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)  List of Documents Filed as a Part of this Report:
------------------------------------------------------

(1)  Financial Statements:                                                  Page No.
 ------------------------                                                   --------

Independent Auditors' Report                                                 F-1
Report of Independent Accountants                                            F-2
Consolidated balance sheets as of December 30, 2000
     and December 25, 1999                                                   F-3
Consolidated statements of operations for the years ended
     December 30, 2000, December 25, 1999 and December 26, 1998              F-4
Consolidated statements of changes in common stockholders'
     equity for the years ended December 30, 2000, December 25,
     1999 and December 26, 1998                                              F-5
Consolidated statements of cash flows for the years ended
     December 30, 2000, December 25, 1999 and December 26, 1998              F-6
Notes to consolidated financial statements                                   F-7

(2)  Financial Statement Schedules:
-----------------------------------

Report of Independent Accountants                                            S-1
Schedule II.  Valuation and Qualifying Accounts                              S-2

(3)  Exhibits
-------------

See Exhibit Index included elsewhere herein.

(b)  Reports on Form 8-K
------------------------
     The Company filed a current report on Form 8-K on December 14, 2000 reporting that it had entered into an amended and restated credit facility.

     The Company filed a current report on Form 8-K on February 6, 2001 reporting the results of a tender offer for its 11-5/8% Senior Subordinated Notes due 2003.

     The Company filed a current report on Form 8-K on February 9, 2001 referencing the failure of Riverside Group, Inc. to make required payment on its 11% Secured Notes due December 31, 2000 for which approximately 2,000,000 shares of Wickes Inc. stock were held as collateral.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WICKES INC.

Date:  March 29, 2001            By:   /s/ J. Steven Wilson
                                       --------------------
                                       J. Steven Wilson
                                       Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                 Title                                       Date
         ---------                 -----                                       ----


/s/ J. Steven Wilson          Chairman and Chief Executive Officer        March 29, 2001
--------------------          (Principal Executive and Financial Officer)
J. Steven Wilson              Director


/s/ Harry T. Carneal          Director                                    March 29, 2001
--------------------
Harry T. Carneal

/s/ Albert Ernest, Jr         Director                                    March 29, 2001
---------------------
Albert Ernest, Jr

/s/ William H. Luers          Director                                    March 29, 2001
--------------------
William H. Luers

/s/ Robert E. Mulcahy III     Director                                    March 29, 2001
-------------------------
Robert E. Mulcahy III

/s/ Frederick H. Schultz      Director                                    March 29, 2001
------------------------
Frederick H. Schultz

/s/ Robert T. Shaw            Director                                    March 29, 2001
------------------
Robert T. Shaw

/s/ Claudia B. Slacik         Director                                    March 29, 2001
---------------------
Claudia B. Slacik

/s/ Russell J. Bonaguidi      Vice President - Controller                 March 29, 2001
------------------------     (Principal Accounting Officer)
Russell J. Bonaguidi

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Wickes Inc.
Vernon Hills, IL


We have audited the accompanying consolidated balance sheets of Wickes Inc. and subsidiaries as of December 30, 2000 and December 25,1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules for the years ended December 30, 2000 and December 25, 1999 listed in the Index at Item 14. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wickes Inc. and subsidiaries as of December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP


Chicago, IL
February 28, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Stockholders and
Board of Directors of Wickes Inc.

In our opinion, the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the results of Wickes Inc. and its subsidiaries' operations and their cash flows for the year ended December 26, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 16 to the 2000 consolidated financial statements (Note 16 in the 1998 consolidated financial statements), Wickes Inc. has restated previously issued consolidated financial statements to change its accounting for a barter transaction.

                                                  /s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 1999 except for Note 16 in the 2000 financial statements (Note 16 in the 1998 financial statements), as to which the date is August 31, 1999.

                                           WICKES INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS

                                     December 30, 2000 and December 25, 1999
                                         (in thousands except share data)



                                                                                   2000                    1999
                                                                                   ----                    ----
                ASSETS

Current assets:
   Cash                                                                      $       243             $        72
   Accounts receivable, less allowance for doubtful
     accounts of $2,791 in 2000 and $4,105 in 1999                                76,659                 110,103
   Notes receivable from affiliate                                                   201                     481
   Inventory                                                                     117,910                 120,705
   Deferred tax asset                                                              6,692                   7,184
   Prepaid expenses                                                                3,405                   2,663
                                                                                --------                --------

       Total current assets                                                      205,110                 241,208
                                                                                --------                --------

   Notes receivable from affiliate                                                   282                       -
   Property, plant and equipment, net                                             54,384                  50,599
   Trademark (net of accumulated amortization of
     $10,940 in 2000 and $10,718 in 1999)                                          6,079                   6,301
   Deferred tax asset                                                             12,990                  14,695
   Rental equipment (net of accumulated depreciation
     of $1,582 in 2000 and $1,010 in 1999)                                         2,296                   1,981
   Other assets (net of accumulated amortization of
     $12,440 in 2000 and $11,463 in 1999)                                         19,795                  19,225
                                                                                --------                --------

       Total assets                                                          $   300,936             $   334,009
                                                                                ========                ========

                LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                      $     6,339                      --
   Accounts payable                                                               35,294                  53,190
   Accrued liabilities                                                            21,576                  25,495
                                                                                --------                --------

       Total current liabilities                                                  63,209                  78,685
                                                                                --------                --------

Long-term debt                                                                   200,403                 220,742
Other long-term liabilities                                                        3,428                   3,763

Commitments and contingencies (Note 9)

Stockholders' equity:
   Common stock  $0.01 par (8,271,313 and 8,224,888
     shares issued and outstanding in 2000 and 1999,respectively)                     83                      82
   Additional paid-in capital                                                     87,092                  86,870
   Accumulated deficit                                                           (53,279)                (56,133)
                                                                                --------                ---------

       Total stockholders' equity                                                 33,896                  30,819
                                                                                --------                --------

       Total liabilities and stockholders' equity                            $   300,936             $   334,009
                                                                                ========                ========

     The accompanying notes are an integral part of the consolidated financial statements.




                          WICKES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

 For the Years Ended December 30, 2000, December 25, 1999, and December 26, 1998
                      (in thousands, except per share data)


                                                       2000                1999                     1998
                                                       ----                ----                     ----

Net sales                                         $ 1,027,604           $ 1,087,402            $   912,190
Cost of sales                                         804,512               862,798                717,071
                                                  -----------           -----------            -----------
     Gross profit                                     223,092               224,604                195,119
                                                  -----------           -----------            -----------

Selling, general and administrative expenses          199,889               185,884                166,420
Depreciation, goodwill and trademark amortization       5,877                 5,295                  4,513
Provision for doubtful accounts                           983                 1,724                  2,915
Restructuring and unusual items                          --                      --                  5,932
Other operating income                                 (3,292)               (4,932)                (6,017)
                                                  -----------            -----------           -----------
                                                      203,457                187,971               173,763
                                                  -----------            -----------           -----------

     Income from operations                            19,635                 36,633                21,356

Interest expense                                       24,322                 23,302                21,632
                                                  -----------            -----------           -----------

     (Loss) income before income taxes                 (4,687)                13,331                  (276)

(Benefit) provision for income taxes:                    (735)                 5,743                   689
                                                  -----------            -----------           -----------

     (Loss) income before extraordinary items          (3,952)                 7,588                  (965)

Extraordinary gain on early extinguishment
  of debt, net of taxes of $4,313                       6,806                     --                    --
                                                  -----------            -----------           -----------

     Net income (loss)                            $     2,854            $     7,588           $      (965)
                                                  ===========            ===========           ===========


(Loss) income before extraordinary gain per
  common share - basic                            $     (0.48)           $      0.92           $     (0.12)
                                                  ===========            ===========           ===========

(Loss) income before extraordinary gain per
  common share - diluted                          $     (0.48)           $      0.91           $     (0.12)
                                                  ===========            ===========           ===========


Net income per common share - basic               $      0.35            $      0.92           $     (0.12)
                                                  ===========            ===========           ===========

Net income per common share - diluted             $      0.34            $      0.91           $     (0.12)
                                                  ===========            ===========           ===========

Weighted average common shares - for basic          8,249,774              8,216,265             8,197,542
                                                  ===========            ===========           ===========
Weighted average common shares - for diluted        8,466,383              8,330,571             8,197,542
                                                  ===========            ===========           ===========


         The accompanying notes are an integral part of the consolidated financial statements.



                                          WICKES INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the Years Ended December 26,1998,December 25, 1999 and December 30, 2000

                                     (in thousands, except for share data)



                                                                   Additional                            Total
                                            Common Stock            Paid-in        Accumulated       Stockholders'
                                       Shares         Amount        Capital          Deficit           Equity
                                       ------         ------        -------          -------           ------

Balance at December 27, 1997            8,176,205     $  82        $ 86,675        $ (62,756)         $ 24,001

Net loss                                                  -               -             (965)             (965)
Issuance of common stock                   31,063         -             112                -               112
                                      -----------    -------       --------      -----------          --------

Balance at December 26, 1998            8,207,268        82          86,787          (63,721)           23,148

Net income                                                -               -            7,588             7,588
Issuance of common stock                   17,620         -              83                -                83
                                      -----------    -------      ---------      -----------         ---------

Balance at December 25, 1999            8,224,888        82          86,870          (56,133)           30,819

Net income                                                                             2,854             2,854
Issuance of Common stock                   46,425         1             222                -               223
                                      -----------    ------     -----------      -----------           -------

Balance at December 30, 2000            8,271,313     $  83        $ 87,092        $ (53,279)         $ 33,896
                                        =========      ====         =======          ========           ======







The accompanying notes are an integral part of the consolidated financial statements.



                                            WICKES INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the Years Ended December 30, 2000, December 25, 1999, and December 26, 1998
                                                   (in thousands)

                                                                           2000              1999             1998
                                                                       --------          --------         --------

Cash flows from operating activities:
   Net income (loss)                                                   $  2,854          $  7,588         $   (965)
   Adjustments to reconcile net income (loss) to
     net cash from operating activities:
   Extraordinary gain                                                    (6,806)               --               --
   Depreciation expense                                                   6,507             5,852            4,785
   Amortization of trademark                                                222               222              222
   Amortization of goodwill                                                 621               399              246
   Amortization of deferred financing costs                               1,274             1,510            1,447
   Provision for doubtful accounts                                          983             1,724            2,915
   Gain on sale of assets                                                  (146)           (1,458)          (1,834)
   Deferred tax (benefit) provision                                      (2,116)            4,460             (330)
   Changes in assets and liabilities:
     Decrease / (increase) in accounts receivable                        32,461           (16,904)         (14,053)
     Decrease / (increase) in inventory                                   2,795           (15,831)          (1,010)
     (Decrease) / increase in accounts payable and accrued liabilities  (22,150)            3,539           10,814
     Increase in prepaids and other assets                               (1,830)             (666)          (1,715)
                                                                       --------          --------         --------

NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES                    14,669            (9,565)             522
                                                                       --------          --------         --------


Cash flows from investing activities:
   Purchases of property, plant and equipment                            (9,734)           (8,624)          (5,854)
   Payments for acquisitions                                               (800)          (12,999)              --
   Proceeds from sales of property, plant and equipment                   1,291             4,026            4,231
                                                                       --------          --------         --------

NET CASH USED IN INVESTING ACTIVITIES                                    (9,243)          (17,597)          (1,623)
                                                                       --------          --------         --------

Cash flows from financing activities:
   (Increase) / decrease in notes receivable                                 (2)              614            2,105
   Debt issuance cost                                                    (2,595)           (2,294)              --
   Net borrowing / (repayments) under revolving line of credit           22,044            28,782           (1,084)
   Reductions of notes payable                                          (24,925)              (16)             (46)
   Net proceeds from issuance of common stock                               223                83              112
                                                                       --------          --------         --------

NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES                    (5,255)           27,169            1,087
                                                                       ---------         --------         --------

NET (DECREASE) / INCREASE IN CASH                                           171                 7              (14)
Cash at beginning of year                                                    72                65               79
                                                                       ---------         --------         --------

CASH AT END OF YEAR                                                   $     243          $     72         $     65
                                                                      =========          ========         ========

Supplemental schedule of cash flow information:

   Interest paid                                                      $  23,203          $ 21,503         $ 20,885
   Income taxes paid                                                      1,457             1,524              987

Supplemental schedule of non-cash investing and financing activities: The
  Company purchased assets in conjunction with acquisitions made during the period. In connection with these acquisitions, liabilities were assumed as follows:
   Assets acquired                                                    $     800          $ 14,850         $     --
   Liabilities assumed                                                $      --          $    529         $     --
   Purchase price payable                                             $      --          $  1,322         $     --



               The accompanying notes are an integral part of the
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.   Description of Business
----------------------------

Wickes Inc. (formerly Wickes Lumber Company), through its sales and distribution facilities, markets lumber and building materials and provides specialized services primarily to professional contractors, repair and remodelers, and do-it-yourself home owners, principally in the Midwest, Northeast and Southern United States. Wickes Inc.'s wholly-owned subsidiaries are: Lumber Trademark Company ("LTC"), a holding company for the "Flying W" trademark; and GLC Division, Inc. ("GLC"), which subleases certain real estate to Wickes Inc.


2.   Accounting Policies
------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Inc. and all its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
-----------

The Company's fiscal year ends on the last Saturday in December. All periods presented represent 52-week years with the exception of 2000 being a 53-week year.

Revenue Recognition
-------------------

The Company recognizes revenues at the time products are shipped or services are provided. For contracts that have material or service elements provided over extended periods of time, revenue generally is recognized, as materials are delivered, services have been performed and manufactured building components have been delivered or installed. Prepayments for materials or services are deferred until such materials have been delivered or services have been provided.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

Accounts Receivable
-------------------

The Company extends credit primarily to qualified professional contractors and professional repair and remodelers, generally on a non-collateralized basis. The allowance for doubtful accounts is based on management's assessment of the amount which may become uncollectable in the future and is estimated using specific review of problem accounts, overall portfolio quality and current economic conditions that may effect the borrower's ability to pay, and historical experience.

Inventory
---------

Inventory consists principally of finished goods. The Company utilizes the first-in, first-out (FIFO) cost flow assumption for valuing its inventory. Inventory is valued at the lower of cost or market, but not in excess of net realizable value.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost and are depreciated under the straight-line method. Estimated useful lives range from 15 to 39 years for buildings and improvements. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the lease term. Machinery and equipment lives range from 3 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant, and equipment are included in the Company's statement of operations as other operating income.

Rental Equipment
----------------

Rental equipment consists of hand tools and power equipment held for rental. This equipment is depreciated under the straight-line method over a 5 to 10 year life.

Other Assets
------------

Other assets consist primarily of deferred financing costs and goodwill which are being amortized on the straight-line method, goodwill over 10 to 35 years and deferred financing costs over the expected terms of the related debt agreements.

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

Earnings Per Common Share
-------------------------

Earnings per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Weighted average shares outstanding have been adjusted for dilution using the treasury stock method.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates reported.

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates assets held for use and assets to be disposed of in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company historically has reviewed excess property held for sale, and when appropriate, recorded these assets at the lower of their carrying amount or fair value (see Note 6).

Stock-Based Compensation
------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value of such instruments. The pronouncement requires companies that choose not to adopt the fair value method of accounting to disclose the pro forma net income and earnings per share under the fair value method. As permitted by SFAS 123, the Company elected to continue the intrinsic value method of accounting prescribed by APB Opinion 25. As required, the Company has disclosed the pro forma net income and pro forma earnings per share as if the fair value based accounting methods had been used to account for stock-based compensation cost (see Note 10).

Segment Reporting
-----------------

SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Based on this criteria, the Company has determined that it operates in one business segment, that being the supply and distribution of lumber and building materials to building professionals and do-it-yourself customers, primarily in the Midwest, Northeast, and South. Thus, all information required by SFAS No. 131 is included in the Company's financial statements. No single customer represented more than 10% of the Company's total sales in 2000, 1999, and 1998.

Recently Issued Accounting Pronouncements
-----------------------------------------

On December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recognized as assets or liabilities in the balance sheet and measured at fair value. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and the hedged item will be recognized in earnings. If a derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of operations when the hedged item affects earnings. For a derivative that does not qualify as a hedge, changes in fair value will be recorded in earnings.

As a result of adopting SFAS 133, the Company recorded a pre-tax charge of approximately $0.1 million as a cumulative transition adjustment to other comprehensive income for derivatives designated in cash flow-type hedges prior to adopting SFAS 133.

In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in September 2000. This issue requires that revenues relating to "shipping and handling" be classified as revenues in the Consolidated Statements of Operations for fiscal years beginning after December 15, 1999. Previously, the Company had recorded shipping and handling fees as a reduction of Selling, General and Administrative expenses ("SG&A"). The Company recorded approximately $2.3 million, $2.2 million and $1.9 million of shipping and handling fees in 2000, 1999 and 1998, respectively. These fees have been reclassified to Net Sales for all periods presented in the Consolidated Statements of Operations. Shipping and handling expenses such as vehicle repairs and maintenance, lease costs, licensing and fuel generally are charged to SG&A for sales and distribution centers and to Cost of Sales for manufacturing operations.

In May 2000, EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" was issued and requires that sales incentives offered by a vendor that can be used by a customer as a result of an exchange transaction be recognized as a component of Cost of Goods Sold. Previously, the Company classified expenses associated with its Wickes Advantage Program as a component of SG&A. The amount of these expenses was approximately $1.0 million, $0.8 million and $0.3 million for 2000, 1999 and 1998, respectively. Such expenses have been reclassified to Cost of Goods Sold for all periods presented in the Consolidated Statements of Operations.

Reclassifications and Eliminations
----------------------------------

Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated. See also Note 3 regarding the reclassification of certain manufacturing expenses.


3.  Reclassification of Manufacturing Expenses
----------------------------------------------

       One of the Company's strategic goals is to increase the sales volume of manufactured building components (framed wall panels, roof and floor trusses, and pre-hung interior and exterior doors) and to continue to increase the sales of internally manufactured components. In response to increases, over time, in the volume of internally manufactured building components sold, the Company has determined that certain manufacturing costs previously included in Selling, General and Administrative expense and Depreciation, Goodwill and Trademark Amortization expense should be classified as Cost of Sales.

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

                                                   2000       1999       1998
                                               --------   --------   --------

Net sales                                      $   --     $   --     $   --
Cost of sales                                    36,472     30,586     21,515
                                               --------   --------   --------

    Gross profit                                (36,472)   (30,586)   (21,515)
                                               --------   --------   --------

Selling, general and administrative  expenses   (35,002)   (29,408)   (20,775)
Depreciation, goodwill and
trademark amortization                           (1,470)    (1,178)      (740)
                                               --------   --------   --------

                                                (36,472)   (30,586)   (21,515)
                                               --------   --------   --------
    Income from operations                     $   --     $   --     $   --
                                               ========   ========   ========



4.  Restructuring and Unusual Charge
------------------------------------

During the first quarter of 1998, the Company implemented a restructuring plan (the "1998 Plan") which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded a restructuring charge of $5.9 million. At December 26, 1998, the accrued liability for restructuring had been reduced to zero.

For further information regarding the sale of closed center real estate see Note 6.


5.  Acquisitions
----------------

The Company made one acquisition during 2000, acquiring TresArk Enterprises, Inc. TresArk Enterprises, Inc. is a producer of construction management software designed for lumberyards and their professional contractors and was acquired for $800,000, paid for in cash in 2000.

During 1999, the Company made four acquisitions, all component facilities. The total purchase price of these acquisitions was $14.3 million, of which $13.8 million was paid in cash in 1999 and 2000, with the remainder payable in 2001 in cash or stock at the option of the Company. In January 1999, the Company acquired the assets of a wall panel manufacturer located in Cookeville, Tennessee. In March 1999, the Company acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels, located in Bear, Delaware. In October 1999, the Company acquired the assets of Advanced Truss Systems, Inc. of Kings Mountain, North Carolina. Advanced Truss Systems is a manufacturer of engineered wood trusses, servicing the greater Charlotte, North Carolina, market. In November 1999, the Company acquired the assets of United Building Systems, Inc. of Lexington, Kentucky. United Building Systems is a manufacturer of wall panels and roof and floor trusses, in the Lexington, Kentucky, market.

During 1998, the Company acquired the operating assets of Eagle Industries Inc., a component manufacturer, for a total cost of $1.8 million paid in cash.

The costs of these acquisitions have been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill, which is being amortized on a straight-line basis. All acquisitions have been accounted for as purchases. Operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective acquisition dates.

The results of all acquisitions were not material to the Company's consolidated operations.

6.  Property, Plant, and Equipment
----------------------------------

Property, plant and equipment is summarized as follows:

                                                   December 30,  December 25,
                                                       2000         1999
                                                       ----         ----
                                                         (in thousands)

          Land and improvements                    $ 14,356      $ 13,607
          Buildings                                  32,997        29,634
          Machinery and equipment                    39,410        36,905
          Leasehold improvements                      3,680         3,118
          Construction in progress                    2,246         1,301
                                                   --------      --------

          Gross property, plant, and equipment       92,689        84,565
          Less:  accumulated depreciation           (39,822)      (36,443)
                                                   --------      --------

          Property, plant, and equipment
            in use, net                              52,867        48,122
          Assets held for sale, net                   1,517         2,477
                                                   --------      --------

          Property, plant, and equipment, net      $ 54,384      $ 50,599
                                                   ========      ========

Sales of Real Estate
--------------------

In 2000, the Company sold three pieces of real estate for a net gain $204,000. One property, which had been held for sale since 1998 had been previously written down by $119,000 from its original net book value and sold at a net loss of $72,000. The other two properties, both held for sale since prior to 1996, had not been previously written down and each were sold for net gains.

In 1999, the Company sold five pieces of real estate for a net gain of $1.4 million. One property, which had been held for sale since the first quarter of 1990, had been previously written down by $200,000 from its original net book value and sold at a net loss of $23,000. The other four properties, one held for sale since 1992 and the others since 1998, had not been previously written down and each were sold for net gains.

In 1998, the Company sold nine pieces of real estate for a net gain of $1.6 million. Eight of the properties sold had been held for sale since the first quarter of 1998 and had not been previously written down from their original net book value. The ninth property, which had been held for sale since 1989, had been previously written down by $709,000 from its original net book value and sold at a net loss of $59,000.

The Company reviews assets held for sale in accordance with SFAS No. 121. At December 30, 2000, the Company held three properties for resale that had been written down to their estimated fair market values prior to 1998. The Company did not record any impairment to the cost of assets held for sale in 2000, 1999 or 1998. Certain of these properties are leased to others until such time that appropriate disposition can be affected.


7.   Accrued Liabilities
------------------------


Accrued liabilities consist of the following:

                                         December 30,  December 25,
                                            2000         1999
                                            ----        ----
                                             (in thousands)


          Accrued payroll                 $ 9,038     $11,401
          Accrued liability insurance       5,183       5,844
          Other                             7,355       8,250
                                          -------     -------
          Total accrued liabilities       $21,576     $25,495
                                          =======     =======


8.   Long-Term Debt
-------------------

Long-term debt obligations are summarized as follows:

                                         December 30,  December 25,
                                             2000         1999
                                             ----         ----
                                               (in thousands)


          Senior subordinated notes        $ 63,956     $100,000
          Revolving credit facility:
             Revolving notes                 91,136      120,742
             Term notes                      51,650         --
                                           --------     --------
          Total long-term debt              206,742      220,742
          Less current maturities             6,339           --
                                           --------     --------
          Total long-term debt less
             current maturities            $200,403     $220,742
                                           ========     ========

Senior Subordinated Notes
-------------------------

On October 22, 1993,  the Company  issued  $100.0  million  principal  amount of
10-year unsecured senior subordinated notes, due December 15, 2003 (collectively, the "Notes"). Interest on the Notes is 11-5/8%, which is payable semi-annually. Covenants under the related indenture restrict, among other things, the payment of dividends, the prepayment of certain debt, the incurrence of additional debt if certain financial ratios are not met, the sale of certain assets unless the proceeds are applied to the Notes and other restricted payments. In addition, the Notes require that, upon a change in control of the Company, as defined, the Company must offer to purchase the Notes at 101% of the principal thereof, plus accrued interest.

On November 21, 2000 the Company commenced a cash tender offer for the Notes, at a substantial discount from face value. The offer expired on December 20, 2000 and on December 26, 2000, the Company redeemed $36.0 million of notes tendered (the "Redemption"). As a result of this transaction, the Company recorded a pre-tax gain of $11.1 million, net of costs associated with the transaction. The net gain, after appropriate state and federal income taxes was $6.8 million.

Revolving Line of Credit / Term Debt
------------------------------------

To provide the funds necessary to complete the Redemption, on December 13, 2000 the Company amended and restated its credit agreement entered into on February 17, 1998. The amended and restated credit agreement, among other things, increased the total commitment to $251.7 million, removed the seasonal reduction in borrowing capacity provided for in the previous credit agreement, increased both the base rate and LIBOR based borrowing spreads, and extended the final maturity of the revolving credit agreement to June 30, 2005. A portion of the credit facility was provided as a one-time term loan in the principal amount of $51.7 million that requires quarterly principal payments beginning on March 31, 2001.

A commitment fee of 0.38% is payable on the unused amount of the amended and restated revolving line of credit. Interest on amounts outstanding under the amended and restated revolving line of credit bear interest at a spread of 0.75% above the base rate of Fleet National Bank (9.50% at December 30, 2000) or 2.50% above the applicable LIBOR rate (6.65% at December 30, 2000). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At December 30, 2000, the Company had designated $26.1 million and $65.0 million as base rate and LIBOR borrowings, respectively. Amounts outstanding under the $51.7 million term loan portion bear interest at a spread of 3.00% above the applicable LIBOR rate. All interest is payable monthly.

The Company has entered into an interest rate swap agreement that effectively fixes the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread on $40.0 million of the Company's amended and restated line of credit borrowings. The interest rate swap agreement expires in February 2002 (see Note
13).

Substantially all of the Company's accounts receivable, inventory and general intangibles are pledged as collateral for the amended and restated revolving line of credit. In addition, substantially all of the Company's owned real estate assets were provided as additional collateral in connection with the term loan. Availability is limited to 85.0% of eligible accounts receivable plus 60.0% of eligible inventory, with these percentages subject to change at the permitted discretion of the agent for the lenders. At December 30, 2000 the Company had unused availability of $34.4 million.

Covenants under the amended and restated credit agreement require, among other things, that the Company maintain unused availability under the revolving line of credit of at least $15.0 million (subject to increase in certain circumstances) and maintain certain levels of net worth, as defined in the agreement. In addition, the agreement restricts, among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions. Furthermore, the amended and restated credit agreement considers a change in control, as defined, as an event of default. At December 30, 2000, the Company was in compliance with all such covenants.

Prior to the December 13, 2000 amendment, the Company was subject to a revolving line of credit agreement that was entered into on February 17, 1999 and which was to expire in June 30, 2003. This revolving line of credit provided for, subject to restrictions and modifications discussed below, up to $160 million of revolving credit loans based on eligible accounts receivable and inventory, as defined. Outstanding borrowings bore interest at spreads ranging from 0.0% to 0.75% above the applicable base rate (8.50% at December 25, 1999) or LIBOR rate (5.80% at December 25, 1999), based upon the Company's rolling four-quarter interest coverage ratio, as defined. At December 25, 1999, the Company had designated $15.7 million and $105.0 million as base rate and LIBOR borrowings , respectively.

During 1999, this revolving line of credit agreement was amended to (1) clarify the definition of unused availability to allow the full amount of the Company's borrowing base to be included in the unused availability calculation and (2) increase the total commitment from $160.0 million to $200.0 million from May 15 through November 15 of each year.

Prior to February 17, 1999, the Company had a revolving line of credit, which was to expire on March 31, 2000, that provided for borrowings of up to $130.0 million, based on eligible accounts receivable and inventory.

The Company's weighted-average interest rate on all outstanding borrowings, excluding amortization of debt issue costs, for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 was approximately 9.95%, 9.34% and 9.80%, respectively.

Aggregate Maturities
--------------------

The remaining outstanding principal balance of the Notes, totaling $64.0 million, matures on December 15, 2003. The amended and restated credit facility has an expiration date of June 30, 2005. The term loan portion of the revolving credit facility includes required quarterly principal payments as follows: $2.1 million from March 31, 2001 through December 31, 2001; $2.3 million from March 31, 2002 through December 31, 2002; $3.0 million from March 31, 2003 through December 31, 2004; $4.7 on March 31, 2005; with the remaining principal balance due June 30,2005. In addition, the term loan contains provisions for mandatory principal prepayments in the event that the Company receives cash in connection with certain transactions, as defined.


9.   Commitments and Contingencies
----------------------------------

At December 30, 2000, the Company had accrued approximately $96,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company, the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past five years. The Company has accrued $18,000 for estimated clean-up costs at 7 of its locations.

The Company previously had been identified as having used two landfills which are now Superfund clean up sites. Both of these items were settled for immaterial amounts.

The Company is one of many defendants in two class action suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, allegedly generated by a cement plant with which the Company has no connection other than as a customer. The Company has entered into a cost-sharing agreement with its insurers, and any liability is not expected to be material.

The Company is one of many defendants in approximately 300 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 30 similar actions for insignificant amounts, and another 246 of these actions have been dismissed. None of these suits have made it to trial.

Losses in excess of the $96,000 reserved as of December 30, 2000 are possible, but an estimate of these amounts cannot be made.

The Company is a defendant in a lawsuit arising from a 1998 accident involving an employee truck driver that resulted in personal injuries to a third party. Plaintiffs seek compensatory damages in an unspecified amount. Recently, plaintiffs have amended their complaint to include a claim for punitive damages in an unspecified amount, for which insurance coverage may or may not be available. While the Company does not believe that any proceedings regarding this matter will have a material adverse effect on the Company's financial position, annual results of operations or liquidity, there can be no assurances of this result.

The Company is involved in various other legal proceedings that are incidental to the conduct of its business. Certain of these proceedings involve potential damages for which the Company's insurance coverage may be unavailable. While the Company does not believe that any of these proceedings will have a material adverse effect on the Company's financial position, annual results of operations or liquidity, there can be no assurance of this.

Leases
------

The Company has entered into operating leases for corporate office space, retail space, equipment and other items. These leases provide for minimum rents. These leases generally include options to renew for additional periods. Total rent expense under all operating leases was $17.4 million, $14.3 million, and $12.5 million for the years ended December 30, 2000, December 25, 1999, and December 26, 1998, respectively.

Future minimum commitments for noncancelable operating leases are as follows:


            Year                                 Amount
            ----                                 ------
                                             (in thousands)
            2001                                $ 15,591
            2002                                  14,221
            2003                                  11,966
            2004                                   9,162
            2005                                   4,217
            Thereafter                            29,473
                                                 --------
              Subtotal                            84,630
            Less sublease income                  (6,892)
                                                 --------
              Total                             $ 77,738
                                                 ========


10.  Stockholders' Equity
-------------------------

Preferred Stock
---------------

As of December 30, 2000, the Company had authorized 3,000,000 shares of preferred stock, none of which were issued or outstanding.

Common Stock
------------

The Company currently has one class of common stock: Common Stock, par value $.01 per share. At December 30, 2000, there were 20,000,000 shares of Common Stock authorized and 8,271,313 shares issued and outstanding. In addition, at December 30, 2000, 855,936 shares of Common Stock were reserved for issuance under the Company's 1993 Long-Term Incentive Plan and 1993 Director Incentive Plan.

Stock Compensation Plans
------------------------

As of December 30, 2000, the Company has two stock-based compensation plans (both fixed option plans), which are described below. Under the 1993 Long-Term Incentive plan as amended on November 30, 1994, the Company may grant options and other awards to its employees for up to 835,000 shares of common stock. Under the 1993 Director Incentive plan, the Company may grant options and other awards to directors for up to 75,000 shares. The exercise price of grants equals or exceeds the market price at the date of grant. The options have a maximum term of 10 years. For non-officers, the options generally become exercisable in equal installments over a three-year period from the date of grant. For officers the vesting periods can vary by grant.

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

                                                                  2000             1999               1998
                                                                  ----             ----               ----

Income (loss) before
 extraordinary gain                 As reported                 $(3,952)           $7,558            $(965)
                                    Pro forma                   $(4,158)           $7,357          $(1,082)

Net income (loss)                   As reported                  $2,854            $7,558            $(965)
                                    Pro forma                    $2,648            $7,357          $(1,082)

Income (loss) before
  extraordinary gain per
  share - basic                     As reported                   $(.48)             $.92            $(.12)
                                    Pro forma                     $(.50)             $.90            $(.12)

Income (loss) before
  extraordinary gain per
  share - diluted                   As reported                   $(.48)             $.91            $(.12)
                                    Pro forma                     $(.50)             $.88            $(.12)

Net income (loss) per
  share - basic                     As reported                    $.35              $.92            $(.12)
                                    Pro forma                      $.32              $.90            $(.12)

Net income (loss) per
  share - diluted                   As reported                    $.34              $.91            $(.12)
                                    Pro forma                      $.31              $.88            $(.12)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 0% for all years; expected volatility of 60%, 49%, and 48%; risk-free interest rates of 6.7%, 5.1% and 5.6%; and an expected life of 5.6 years for all years.

A summary of the status of the Company's fixed stock option plans as of December 30, 2000, December 25, 1999 and December 26, 1998 and changes during the years ended on those dates is presented as follows:




                                       2000                        1999                         1998
                                       ----                        ----                         ----
                                    Weighted                    Weighted                     Weighted
                                     Average                     Average                      Average
                                     Exercise                    Exercise                     Exercise
Fixed Options                  Shares         Price         Shares         Price        Shares         Price
-------------                  ------         ------        ------         -----        ------         -----

Outstanding beginning
     of year                   788,072        $ 7.22        734,263       $ 7.67       668,283         $ 10.09
Granted                         83,500        $ 6.90        121,475       $ 4.85       238,750         $  3.45
Exercised                      (39,433)       $ 3.68         (3,617)      $ 3.91       (11,014)        $  4.55
Forfeited, cancelled
     or expired                (55,342)       $ 9.04        (64,049)      $ 8.17      (161,756)        $  9.71
                               --------                     --------                 ---------
Outstanding end
    of year                    776,797        $ 7.23        788,072      $  7.22       734,263         $  7.67

Options exercisable
    at year end                443,404        $ 8.86        384,720       $10.23       256,627         $ 11.39

Options available for
    future grant at
    year end                    79,139                      107,297                    164,723

Weighted-average fair value of options granted during the year where:

                                                         2000      1999      1998
                                                       ------     -----     -----

          Exercise price equals market price           $ 4.02     $2.51     $1.62
          Exercise price exceeds market price            n/a        n/a       n/a
          Exercise price is less than market price       n/a        n/a       n/a

The following table summarizes information about fixed stock options outstanding at December 30, 2000:

                                    Options Outstanding                           Options Exercisable
                         -----------------------------------------                -------------------
                                             Weighted-
                                              Average           Weighted-                           Weighted-
     Range of              Number            Remaining           Average            Number           Average
     Exercise           Outstanding         Contractual         Exercise         Exercisable         Exercise
      Prices            at 12/30/00            Life              Price           at 12/30/00          Price
      ------            -----------            ----              -----           -----------          -----

$  3.06 - $  5.00         480,457           6.9 years           $  4.27             241,564         $  4.13
$  5.13 - $  7.00         112,417           8.1 years           $  6.47              17,917         $  5.30
$ 10.95 - $ 23.25         183,923           3.7 years           $ 15.42             183,923         $ 15.42


Earnings Per Share
------------------

The Company calculates earnings per share in accordance with SFAS No. 128. The following is the reconciliation of the numerators and denominators used for basic and diluted earnings per share:

                                                                 2000               1999              1998
                                                                 ----               ----              ----
Numerators:

     Income (loss) before extraordinary
       gain - for basic and diluted EPS                       $(3,952,000)         $7,588,000        $(965,000)
                                                              ============         ==========        ==========

     Net income (loss) - for basic and
        diluted EPS                                            $2,854,000          $7,588,000        $(965,000)
                                                               ==========          ==========        ==========

Denominators:
     Weighted average common
        shares - for basic EPS                                  8,249,774           8,216,265         8,197,542
        Common shares from options                                 98,885              82,191                 -
        Other common stock equivalents                            117,724              32,115                 -
                                                              -----------         -----------   ---------------
     Weighted average common
        shares - for diluted EPS                                8,466,383           8,330,571         8,197,542
                                                                =========           =========         =========

In years where net losses are incurred, the dilutive effects of options and other common stock equivalents are not used in the calculation of diluted EPS, as they would be anti-dilutive. In addition, options to purchase 278,000, 227,000 and 348,000 weighted-average shares of common stock during 2000, 1999 and 1998 were not included in the calculation of diluted EPS as the options' exercise prices were greater than the average market price.


11.  Employee Benefit Plans
---------------------------

401(k) Plan
-----------

The Company sponsors a defined contribution 401(k) plan covering substantially all of its full-time employees. Additionally, the Company provides matching contributions up to a maximum of 2.5% of participating employees' salaries and wages. Total expenses under the plan for the years ended December 30, 2000, December 25, 1999, and December 26, 1998 were $2.1 million, $1.8 million and $1.5 million, respectively.

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



                                                     December 30,  December 25,
                                                          2000       1999
                                                          ----       ----
                                                           (in thousands)

Change in accumulated postretirement benefit obligation:
    Benefit obligation at beginning of year              $ 2,142    $ 2,749
    Service cost                                             263        244
    Interest cost                                            157        151
    Participant contributions                                 --         --
    Claims paid                                             (317)      (241)
    Actuarial losses (gains)                                   2       (761)
    Plan amendments                                           --         --
                                                         -------    -------
    Benefit obligation at year-end                       $ 2,247    $ 2,142
                                                         =======    =======

Change in plan assets:
    Fair value of plan assets                                n/a        n/a

Reconciliation of funded status:
    Funded status                                        $(2,247)   $(2,142)
    Unrecognized transition obilgation                        --         --
    Unrecognized prior service cost                          (30)       (39)
    Unrecognized actuarial gain                             (794)      (876)
                                                         -------    -------
    Net amount recognized as other
        long-term liabilities                            $(3,071)   $(3,057)
                                                         =======    =======

Weighted-average assumptions as of year-end:
    Discount rate                                           7.50%      8.00%
    Expected return on assets                                n/a        n/a
    Medical cost trend                                      6.00%      6.00%





                                                   December 30,          December 25,          December 26,
                                                       2000                  1999                  1998
                                                       ----                  ----                  ----
                                                                        (in thousands)
     Components of net periodic benefit cost:
         Service cost                                 $   264               $   244              $   233
         Interest cost                                    157                   151                  171
         Expected return on plan assets                   n/a                   n/a                  n/a
         Amortization of transition obligation              -                     -                    -
         Amortization of prior service cost               (10)                  (10)                 (10)
         Amortization of actuarial gain                   (80)                  (39)                   -
                                                       ------                -------              -------
     Net periodic benefit cost                         $  331                $  346               $  394
                                                       ======                =======              =======


                                                   December 30,          December 25,          December 26,
                                                        2000                  1999                   1998
                                                        ----                  ----                   ----
                                                                        (in thousands)
     Weighted average assumptions used in
     computing net periodic benefit cost:
         Discount rate                                 8.00%                 6.75%                   7.25%
         Expected return on plan assets                 n/a                   n/a                     n/a
         Medical cost trend                            6.00%                 6.00%                   6.00%

                                                                      1% Increase          1% Decrease
                                                                      -----------          -----------
         Health care cost trend sensitivity:
         Effect on total service cost and
               interest cost components                                  $  22               $   (20)
         Effect on postretirement benefit obligation                        57                   (54)

Postemployment Benefits
-----------------------

The Company provides certain postemployment benefits to qualified former or inactive employees who are not retirees. The Company had accrued $152,000 and $161,000 at December 30, 2000 and December 25, 1999, respectively. These benefits include salary continuance, severance, and healthcare. Salary continuance and severance pay are based on normal straight-line compensation and calculated based on years of service. Additional severance pay is granted to eligible employees who are 40 years of age or older and have been employed by the Company five or more years. The Company accrues the estimated cost of benefits provided to former or inactive employees who have not yet retired over the employees' service period or as an expense at the date of the event triggering the benefit.

12.  Income Taxes
-----------------

The Company and its subsidiaries file a consolidated federal income tax return. As of December 30, 2000, the Company has net operating loss carryforwards available to offset future taxable income of approximately $32.4 million expiring in the years 2006 through 2018.

The income tax provision consists of both current and deferred amounts. The components of the income tax provision are as follows:


                                         December 30,  December 25,  December 26,
                                              2000       1999           1998
                                              ----       ----           ----
                                                       (in thousands)
          Taxes currently payable:
             State income tax              $ 1,372      $1,122       $ 1,019
             Federal income tax                  9         161          --
          Deferred (benefit) expense        (2,116)      4,460          (330)
                                           -------      ------       -------
          Income tax (benefit) expense        (735)      5,743           689
          Extraordinary expense              4,313        --            --
                                           -------      ------       -------
          Total income tax expense         $ 3,578      $5,743       $   689
                                           =======      ======       =======


An effective federal and state income tax rate of 38.8%, 38.7% and 39.1% was used to calculate income taxes for 2000, 1999 and 1998, respectively. In addition to the effective income tax rate, state franchise taxes of $1.4 million, $1.1 million and $1.1 million are included in the provision reported for 2000, 1999 and 1998, respectively. The following table summarizes significant differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rates to income before taxes:

                                         December 30,  December 25,  December 26,
                                              2000       1999           1998
                                              ----       ----           ----
                                                   ( in thousands)

             Tax/(benefit) computed at
                U.S. statutory tax rate     $2,251      $ 4,666      $ (96)
             State and local taxes           1,020        1,159        662
             Alternative minimum tax
                Differential                     9          161       --
             Other                             298         (243)       123

                                            ------      -------      -----
             Total tax provision            $3,578      $ 5,743      $ 689
                                            ======      =======      =====

Tax provision and credits are recorded at statutory rates for the taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance primarily relates to losses incurred on certain investments which the Company believes may not be fully deductible for tax purposes. Management has determined, based on the Company's positive earnings in 1999 and 2000, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully recognize its remaining net deferred tax assets. The components of the deferred tax assets and liabilities at December 30, 2000 and December 25, 1999 are as follows:

                                          December 30,  December 25,
                                             2000          1999
                                             ----          ----
                                              ( in thousands )


     Deferred income tax assets:
     Trade accounts receivable                 $  1,139      $  1,591
     Inventories                                  3,066         2,016
     Accrued personnel cost                       1,316         1,671
     Other accrued liabilities                    3,673         4,515
     Net operating loss                          13,247        13,917
     Other                                        3,622         3,483
                                               --------      --------
     Gross deferred income tax assets            26,063        27,193
     Less: valuation allowance                   (1,132)       (1,132)
                                               --------      --------
     Total deferred income tax assets            24,931        26,061
                                               --------      --------

     Deferred income tax liabilities:
     Property, plant and equipment                1,537         1,244
     Goodwill and trademark                       3,083         2,938
     Other accrued liabilities                      629          --
                                               --------      --------
     Total deferred income tax liabilities        5,249         4,182
                                               --------      --------

     Net deferred tax assets                   $ 19,682      $ 21,879
                                               ========      ========



13.  Financial Instruments
--------------------------

The fair value of the Company's cash and cash equivalents, accounts and notes receivable (including related party amounts) and accounts payable, approximates the carrying value due to the short maturity of these instruments.

Long-Term Debt
--------------

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                                       Fair       Carrying
                                      Value         Value
                                      -----         -------
                                          (in thousands)

     2000 Financial Liabilities:
     Long-term Debt-
     Revolving Credit Facility:
         Revolving Note              $ 91,136     $ 91,136
         Term Note                     51,650       51,650
     Senior Subordinated Notes         38,374       63,956

     1999 Financial Liabilities:
     Long-term Debt-
     Revolving Line of Credit        $120,742     $120,742
     Senior Subordinated Notes         85,000      100,000


Derivative Financial Instruments
--------------------------------

The Company uses derivative financial instruments in the normal course of business as a tool to manage its exposure to interest rates and commodity lumber prices. The Company does not hold or issue derivative financial instruments for trading purposes. Gains and losses relating to hedging contracts are generally deferred and recorded in income or as an adjustment to the carrying value of the related asset or liability at the time the transaction is complete. Payments or receipts of interest under interest rate swap arrangements are accounted for as an adjustment to interest expense. The fair value of derivative financial instruments is determined based upon dealer quotes.

Lumber Futures Contracts
------------------------

The Company enters into lumber futures contracts to hedge price fluctuations related to anticipated future purchases of commodity lumber. While lumber futures contracts are entered into on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At December 30, 2000, the Company had 41 lumber futures contracts outstanding with a total contract value of $839,000 and a net unrealized loss of $106,000. These contracts all mature in 2001.

Interest Rate Swap
------------------

At December 26, 1998, the Company had in place an interest rate swap agreement which effectively fixed the interest rate at 8.11% on $40 million of the Company's borrowings under its then floating rate revolving line of credit. This interest rate swap was operative while the 30-day LIBOR borrowing rate remained below 6.7%. The agreement also included a floor LIBOR rate at 4.6%.

On February 17, 1999, the Company replaced this interest rate swap agreement with a new agreement that effectively fixes the Company's borrowing cost at 5.75% plus the Company's borrowing spread in effect from time-to-time (as discussed in Note 8 above) on $40 million of the Company's LIBOR rate borrowings under the amended and restated revolving line of credit. The interest rate swap agreement expires in February 2002.


14.  Related Party Transactions
-------------------------------

The Company is approximately 35% owned by Riverside Group, Inc. and 13% owned by Imagine Investments, Inc.

In March 2000, the Company entered into an agreement with Buildscape, Inc., an entity controlled by Riverside Group, Inc. and Imagine Investments, Inc., each of which may be deemed an affiliate of the Company. Pursuant to this agreement, the Company and Buildscape, Inc. are jointly conducting an Internet distribution program. Buildscape(R) is an Internet service designed for builders that allows the Company's customers to buy products and materials from Wickes and other suppliers. It provides real-time online access to the professional builders' specific Wickes price list, bill of materials and trade account. Wickes' sales through the Buildscape site were not material in 2000.

On December 10, 1999 the Company entered into a joint marketing agreement with ImproveNet, Inc. and Buildscape, Inc. supporting an ImproveNet consumer-oriented building and remodeling Internet site. At December 30, 2000 Buildscape owed the Company $100,000 related to this transaction.

In February 1998, as part of the determination made by the Company to discontinue or sell non-core programs, the Company sold certain operations to Riverside Group, Inc. In exchange for these assets, the Company received a three-year $870,000 unsecured promissory note and 10% of future net income of these operations (subject to a maximum of $429,000 plus interest). In March 2000, the Company extended the terms of its note receivable from Riverside Group, Inc. Under the revised terms, all previously accrued interest was paid to the Company by Riverside Group, Inc. on March 31, 2000. Interest accruing thereafter is paid on a quarterly basis. In addition, repayment of the remaining principal balance was deferred for one year, with quarterly principal payments commencing on April 1, 2001. As of December 30, 2000 the remaining principle balance was approximately $469,000, with accrued interest of $14,000. Interest earned for the years ended 2000, 1999 and 1998 was approximately $54,000, $71,000 and $84,000, respectively.

In 2000, the Company paid approximately $333,000 in reimbursements primarily to affiliates of the Company's chairman, for costs related to services provided to the Company during the year by certain employees of the affiliated company and use of a corporate aircraft. Total payments in 1999 and 1998 for similar services were approximately $660,000 and $730,000, respectively.

A former director and executive officer of the Company was, during most of 1998, a shareholder of the law firm that was general counsel to the Company. The Company paid this firm $741,000 for legal services provided to the Company during 1998.


15. Other Operating Income
--------------------------

Other operating income on the Company's Statement of Operations includes primarily the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivables and casualty gains/losses. The sale of property, plant and equipment includes the sale of 3, 5, and 9 pieces of real estate in 2000, 1999 and 1998, respectively. In 1998, casualty gains of $1.0 million were recorded as a result of the differences between insured replacement cost and net book value resulting from fire and storm damage at certain of the Company's sales and distribution facilities. The following table summarizes the major components of other operating income by year.


                                                     Other Operating Income
                                                           Gain/(Loss)
                                                 2000         1999        1998
                                                 ----         ----        ----
                                                        (in thousands)

     Sale of property, plant and equipment     $   345      $ 1,821      $2,111
     Accounts receivable service charges         2,409        2,460       2,331
     Casualties                                   (559)        (556)        670
     Other                                       1,096        1,208         905
                                               -------      -------      ------
     Total                                     $ 3,292      $ 4,932      $6,017
                                               =======      =======      ======


16.  Barter Transaction
-----------------------

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

Subsequent to the second quarter of 1999, the Company restated its September 1998 financial statements to account for the barter transaction as a monetary transaction, upon receiving written confirmation from a second "Big Five" accounting firm and after careful review and concurrence of its Board of Directors Audit Committee. A non-cash charge of $844,000 was recorded to reduce the value of the inventory exchanged, and the resulting book value of the barter credits, from approximately $1.2 million to $350,000. As a result of this change, the Company will also record increased future earnings for each dollar of barter credits used in excess of $350,000.

The following table reconciles the amounts previously reported to the amounts currently being reported in the condensed consolidated statements of operations for the year ended December 26, 1998 (amounts in thousands, except per share data).

                                                                Restatement
                                             Previously         for Barter
                                              Reported          Transaction       As Restated

Income (loss) before income taxes             $    568           $  (844)           $   (276)
Provision for income taxes                       1,019              (330)                689
                                              --------           --------           ---------
Net loss                                      $   (451)          $  (514)           $   (965)
                                              =========          =======            =========
Basic and diluted loss
  per common share                            $  (0.06)          $ (0.06)           $  (0.12)



17.  Selected Quarterly Financial Data (unaudited)
--------------------------------------------------

The following table contains selected unaudited quarterly financial data for the years ended December 30, 2000 and December 25, 1999. Quarterly earnings/(loss) per common share may not total to year end earnings/(loss) per share due to the issuance of additional shares of Common Stock during the course of the year.

                                             QUARTERLY FINANCIAL DATA
                                                   (Unaudited)
                                                 Fiscal Quarters
                               (in millions, except per share data and percentages)


                                                            Income (loss)                        Basic / Diluted
                              Net Sales as a                   before                          Net income (loss)
                               % of Annual        Gross     Extraordinary     Net Income        per share before
                Net Sales       Net Sales         Profit       Item               (Loss)       Extraordinary Item
                ---------       ---------         ------       ----               ------       ------------------
2000
----
Quarter 1        $216.5           21.1%           $46.0       $(3.2)              $(3.2)       $(.39)/(.39)
Quarter 2         280.4           27.3             60.1         1.5                 1.5           .19/.18
Quarter 3         282.7           27.5             62.6         2.1                 2.1           .26/.25
Quarter 4         248.0           24.1             54.4        (4.4)                2.4         (.53)/(.53)

1999
----
Quarter 1        $191.7           17.6%           $40.6       $(3.3)              $(3.3)       $(.40)/(.40)
Quarter 2         289.4           26.6             59.0         3.6                 3.6          .44 / .43
Quarter 3         326.2           30.0             65.8         5.0                 5.0          .61 / .61
Quarter 4         280.1           25.8             59.2         2.2                 2.2          .27 / .26


     Each fiscal quarter in the table above represents a thirteen-week period, with the exception of Quarter 4, which was a fourteen-week period.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------





To the Stockholders and
Board of Directors of Wickes Inc.

Our report on the 1998 consolidated financial statements of Wickes Inc. is included as page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K for the year ended December 26, 1998. In our opinion, the information pertaining to the year ended December 26, 1998 in this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                  /s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 1999



                          WICKES INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

          For the Years Ended December 30, 2000, December 25, 1999, and
                                December 26, 1998
                             (dollars in thousands)



          Col. A                    Col. B                  Col. C                       Col. D              Col. E
------------------------------- --------------  ------------------------------          --------             ------
                                                            Additions
                                                            ---------
                                                     (1)             (2)                                     Balance
                                  Balance at      Charged to      Charged to                                    at
                                  Beginning        Costs and        Other                                     End of
       Description                of Period        Expenses       Accounts(a)         Deductions(b)           Period
       -----------                ---------        --------       -----------         -------------           ------


2000:
Allowance for doubtful
    accounts                        $4,105            $  983            ($7)              $2,290              $2,791

1999:
Allowance for doubtful
    accounts                        $4,393            $1,724           ($40)              $1,972              $4,105

1998:
Allowance for doubtful
    accounts                        $3,765            $2,915          ($103)              $2,184              $4,393



(a) Net recoveries from previously closed stores credited to restructuring reserve in 1998, and other operating income in 1999 and 2000.

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


3.2* By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K (the "1993 Form 10-K") for the year ended December 25,
               1993).


4.1(a)* Credit Agreement dated February 17, 1999, among the Registrant, as Borrower, each of the financial institutions signatory thereto, BankBoston Business Credit as Administrative Agent and Issuing Bank, BancBoston Robertson Stephens Inc. as Syndication Agent, and Nationsbank, N.A. as Documentation Agent (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 26, 1998).

4.1(b)*        First Amendment dated July 8, 1999  (incorporated by reference to
               Exhibit 4.1 to the Registrant's Report on Form 10-Q for the period ended June 26, 1999).

4.1(c)* Second Amendment dated September 14, 1999 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 25, 1999).

4.1(d)** Amended and Restated Credit Agreement dated December 13, 2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lendors set forth therein.

4.2* Indenture dated as of October 15, 1993 between the Registrant and Marine Midland Bank, N.A. (incorporated by reference to Exhibit
               4.2 to the 1993 Form 10-K).

10.1* Agreement, dated July 21, 1993, between Collins & Aikman Group, Inc. and the Registrant (incorporated by reference to Exhibit
               10.12 to the Form S-1).

10.2(a)* Amended and Restated 1993 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 1994 (the "1994 Form 10-K")).

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

    (b)* Amendment and Closing Agreement to Agreement dated November 4, 1997 between the Registrant and Riverside Group, Inc.
               (incorporated  by  reference  to  Exhibit  10.9 to the 1997  Form
               10-K).

10.6*          Agreement  between the Registrant and Buildscape, Inc.

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

Lumber Trademark Company                                  Illinois

GLC Division, Inc.                                        Delaware

                                                                    Exhibit 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------



We consent to the incorporation by reference in the registration statements of Wickes Inc. on Form S-8 (File Nos. 33-85380, 33-88010 and 33-90240) of our report dated February 23, 1999 (except for Note 16 in the 2000 financial statements and Note 16 in the 1998 financial statements as to which the date is August 31, 1999), on our audit of the consolidated financial statements and financial statement schedule of Wickes Inc. and Subsidiaries as of December 26, 1998 and for the year then ended, which report is included in this 2000 Annual Report on Form 10-K.


                                                   /s/PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
March 28, 2001

                                                                    Exhibit 23.2



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statement Nos. 33-85380, 33-88010, 33-90240 on Form S-8 of Wickes Inc. and Subsidiaries of our report dated February 28, 2001, appearing in this Annual Report on Form 10-K of Wickes Inc. and subsidiaries for the year ended December 30, 2000.

/s/ DELOITTE & TOUCHE LLP
Chicago, IL
March 28, 2001