Form 10-Q
period 2001-03-31
WICKES INC
filed 2001-05-15
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                Commission File
For the Quarterly Period Ended March 31, 2001                   Number  1-14967
                               --------------                          --------


                                  WICKES INC .
                                 -------------
             (Exact name of registrant as specified in its charter)


               Delaware                                              36-3554758
              ----------                                            -----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois                          60061
------------------------------------------------                         ------
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

                                                   Yes   X              No
                                                        ---

As of April 27, 2001, the Registrant had 8,275,985 shares of Common Stock, par value $.01 per share outstanding.

                          WICKES INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                                    Page
                                                                                    Number
                                                                                    ------


PART I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -- March 31, 2001 (Unaudited)
            and December 30, 2000 and
            March 25, 2000 (Unaudited)                                               3

           Condensed Consolidated Statements of Operations (Unaudited) -- For
            the three months ended March 31, 2001 and
            March 25, 2000                                                           4

           Condensed Consolidated Statements of Cash Flows (Unaudited) -- For
            the three months ended March 31, 2001 and
            March 25, 2000                                                           5

           Notes to Condensed Consolidated
            Financial Statements (Unaudited)                                         6

       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                            13

       Item 3.  Quantitative and Qualitative Disclosures about
                      Market Risk                                                  22



PART II.        OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                                    24


                          WICKES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                                                 March 31,       December 30,       March 25,
                                                                   2001              2000             2000
                                                                ----------       ------------       ---------
                    ASSETS                                      (UNAUDITED)                        (UNAUDITED)

Current assets:
   Cash                                                        $      171        $     243        $      286
   Accounts receivable, less allowance for doubtful
    accounts of $2,924 in 2001, $2,791 in December
    2000 and $4,105 in March 2000                                  80,149           76,659            96,842
   Note receivable from affiliate                                     281              201                 -
   Inventory                                                      134,467          117,910           141,628
   Deferred tax asset                                              10,148            6,692             8,826
   Prepaid expenses                                                 4,017            3,405             3,048
                                                                    -----            -----             -----

     Total current assets                                         229,233          205,110           250,630

   Note receivable from affiliate                                     201              282               458
   Property, plant and equipment, net                              55,184           54,384            51,738
   Trademark (net of accumulated amortization of
     $10,997 in 2001, $10,940 in December 2000 and
     $10,774 in March 2000)                                         6,023            6,079             6,245
   Deferred tax asset                                              12,990           12,990            14,695
   Rental equipment (net of accumulated depreciation
     of $1,734 in 2001, $1,582 in December 2000 and
     $1,128 in March 2000)                                          2,598            2,296             2,023
   Other assets (net of accumulated amortization of
     $12,963 in 2001, $12,440 in December 2000 and
     $11,978 in March 2000)                                        21,016           19,795            18,408
                                                                   ------           ------            ------

     Total assets                                              $  327,245         $300,936          $344,197
                                                               ==========         ========          ========


       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                         $   8,687        $   6,339        $        -
   Accounts payable                                                59,958           35,294            66,188
   Accrued liabilities                                             16,256           21,576            20,396
                                                                   ------           ------            ------
     Total current liabilities                                     84,901           63,209            86,584
                                                                   ------           ------            ------

Long-term debt, less current maturities                           211,541          200,403           226,297
Other long-term liabilities                                         3,380            3,428             3,593
Commitments and contingencies (Note 6)

Stockholders' equity:
   Preferred stock (no shares issued)
   Common stock, $0.01 par (shares issued and
     outstanding of 8,273,685 in 2001,  8,271,313
      in December 2000 and 8,245,573 in March 2000)                    83               83                82
   Additional paid-in capital                                      87,103           87,092            86,973
   Accumulated deficit                                            (59,763)         (53,279)          (59,332)
                                                                  -------           -------          -------
   Total stockholders' equity                                      27,423           33,896            27,723
                                                                   ------           ------           -------
   Total liabilities & stockholders' equity                    $  327,245         $300,936        $  344,197
                                                               ==========         ========        ==========


                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (in thousands except share and per share data)


                                                                                     Three Months Ended
                                                                                     ------------------
                                                                                 March 31,            March 25,
                                                                                  2001                 2000
                                                                                ---------            ---------


Net sales                                                                     $    184,826        $    216,446
Cost of sales                                                                      142,895             170,460
                                                                                   -------             -------

     Gross profit                                                                   41,931              45,986
                                                                                    ------              ------

Selling, general and administrative expenses                                        44,630              43,947
Depreciation, goodwill and trademark amortization                                    1,503               1,422
Provision for doubtful accounts                                                        608                 432
Other operating income                                                                (390)               (647)
                                                                                      ----                ----
                                                                                    46,351              45,154
                                                                                    ------              ------

     (Loss) income from operations                                                  (4,420)                832

Interest expense                                                                     5,883               5,740
                                                                                     -----               -----
     Loss before income taxes                                                      (10,303)             (4,908)

Income tax benefit                                                                  (3,819)             (1,709)
                                                                                    ------              ------

     Net loss                                                                 $     (6,484)       $     (3,199)
                                                                               ============        ============

Net loss per common share - basic and diluted                                        (0.78)              (0.39)
                                                                                     =====               =====

Weighted average common shares - for basic and diluted                           8,272,929           8,233,434
                                                                                 ---------           ---------


                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                        Three Months Ended
                                                                                        ------------------
                                                                                     March 31,         March 25,
                                                                                       2001              2000
                                                                                     ---------         ---------

Cash flows from operating activities:
   Net loss                                                                       $    (6,484)       $    (3,199)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
   Depreciation expense                                                                 1,799              1,555
   Amortization of trademark                                                               56                 56
   Amortization of goodwill                                                               172                150
   Amortization of deferred financing costs                                               338                352
   Provision for doubtful accounts                                                        608                432
   Loss (gain) on sale of assets and other items                                           19                (32)
   Deferred tax benefit                                                                (3,456)            (1,642)
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                        (4,098)            13,078
     Increase in inventory                                                            (16,557)           (20,923)
     Increase in accounts payable and accrued liabilities                              19,296              7,102
     Increase in prepaids and other assets                                             (2,798)              (229)
                                                                                       ------               ----


NET CASH USED BY OPERATING ACTIVITIES                                                 (11,105)            (3,300)
                                                                                      -------             ------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                          (2,470)            (2,608)
   Proceeds from sales of property, plant and equipment                                    16                 72
                                                                                           --                 --


NET CASH USED BY INVESTING ACTIVITIES                                                  (2,454)            (2,536)
                                                                                       ------             ------

Cash flows from financing activities:
   Decrease in notes receivable                                                             1                 23
   Net borrowings under revolving line of credit                                       13,486              5,555
   Net proceeds from issuance of common stock                                               -                 94
                                                                                           --                 --

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              13,487              5,672
                                                                                       ------              -----

NET DECREASE IN CASH                                                                      (72)              (164)
Cash at beginning of period                                                               243                450
                                                                                          ---                ---

CASH AT END OF PERIOD                                                             $       171        $       286
                                                                                  ===========        ===========

Supplemental schedule of cash flow information:
   Interest paid                                                                  $     3,290        $     2,862
   Income taxes paid                                                              $       215        $       233



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

     The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended December 30, 2000. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

     Share Data
     ----------

     The Company issued 2,372 shares of common stock to members of its board of directors as compensation during the three-months ended March 31, 2001. No employee stock options were exercised during this period.

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

                          WICKES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.  COMPREHENSIVE INCOME
    --------------------

     The components of comprehensive income (loss) for the three months ended March 31, 2001 are as follows (in thousands):



                                                                                March 31,          March 25,
                                                                                  2001               2000
                                                                                ---------          ---------


          Net loss                                                             $  (6,484)         $  (3,199)
          Cumulative effect of a change in accounting
             policy - adoption of SFAS 133, net of tax of $40                        (66)                 -
          Reclassification to earnings during the quarter                             66                  -
                                                                                     ----               ----
          Comprehensive loss                                                   $  (6,484)         $  (3,199)
                                                                                =========          =========



3.   LONG-TERM DEBT
     --------------

       Long-term debt is comprised of the following at March 31, 2001 (in thousands):


          Revolving credit facility:
           Revolving notes                                                      $  106,735
           Term notes                                                               49,537
          Senior subordinated notes                                                 63,956
                                                                                    ------
          Total long-term debt                                                  $  220,228
                                                                                ==========

     Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused availability at March 31, 2001 was $30.5 million. Covenants under the amended and restated credit agreement require, among other things, that the Company maintain unused availability under the revolving line of credit of at least $15.0 million (subject to increase in certain circumstances) and maintain certain levels of net worth, as defined in the agreement. In addition, the agreement restricts, among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions. Furthermore, the amended and restated credit agreement considers a change in control, as defined, as an event of default. On May 14, 2001 the Company amended the credit agreement to reduce the level of net worth required as of March 31, 2001. With this amendment the Company was in compliance with all covenants as of March 31, 2001.

                          WICKES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  RECLASSIFICATION OF MANUFACTURING EXPENSES
    ------------------------------------------

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



     The table presented below summarizes the impact of this reclassification (increase / (decrease) in thousands):


                                                                      Three Months Ended
                                                                      ------------------
                                                                   March 31,       March 25,
                                                                     2001            2000
                                                                   ---------       ---------

           Net sales                                              $        -          $    -
           Cost of sales                                               8,654           8,280

               Gross profit                                           (8,654)         (8,280)
                                                                      ------          ------

           Selling, general and administrative  expenses
                                                                      (8,131)         (7,602)
           Depreciation, goodwill and
           trademark amortization                                       (523)           (339)
                                                                        ----            ----

                                                                      (8,654)         (8,280)
                                                                      ------          ------

               Income from operations                                 $    -          $    -
                                                                      =======         =======


5.   INCOME TAX BENEFIT
     ------------------

     The income tax benefit for the three-month period ended March 31, 2001 was $3,819,000 compared to $1,709,000 for the three-month period ended March 25, 2000. An effective federal and state income tax rate of 38.8% was used to calculate income taxes for the first three months of 2001 and 2000. In addition to the effective income tax rate, state franchise taxes of $205,000 and $186,000 for the three months ended March 31, 2001 and March 25, 2000, respectively, were calculated separately and are included in the provision reported.


6.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

     At March 31, 2001, the Company had accrued approximately $69,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

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

     The Company is one of many defendants in approximately 341 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 49 similar actions for insignificant amounts, and another 246 of these actions have been dismissed. None of these suits have made it to trial.

     Losses in excess of the $69,000 reserved as of March 31, 2001 are possible, but an estimate of these amounts cannot be made.

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

                          WICKES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    -----------------------------------------

     On December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recognized as assets or liabilities in the balance sheet and measured at fair value. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and the hedged item will be recognized in earnings. If a derivative is designated as a cash flow hedge, changes in the fair value of the derivative will initially be recorded in other comprehensive income and will be recognized in the statement of operations when the hedged item affects earnings. For a derivative that does not qualify as a hedge, changes in fair value will be recorded in earnings. As a result of adopting SFAS 133, the Company recorded a pre-tax charge of approximately $0.1 million as a cumulative transition adjustment to other comprehensive income for derivatives designated in cash flow-type hedges prior to adopting SFAS 133. At March 31, 2001 the Company's interest rate swap did not qualify for hedge accounting under SFAS 133, which resulted in a $447,000 charge to interest expense for the quarter. At March 31, 2001 the Company had 3 lumber futures contracts outstanding with a total contract value of $80,000 and an immaterial net unrealized gain.


8.  EARNINGS PER SHARE
    ------------------

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128. In periods where net losses are incurred, dilutive common stock equivalents are not used in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. Common stock equivalents of 166,000 shares for first quarter 2001 and 290,000 shares for first quarter 2000 were excluded as they were antidilutive. In addition, options to purchase 544,000 and 207,000 weighted average shares of common stock during the first quarter of 2000 and 2001, respectively, had an exercise price greater than the average market price.


9.  RELATED PARTY TRANSACTIONS
    --------------------------

     The Company is  approximately  35% owned by Riverside  Group,  Inc. and 13%
owned  by  Stone  Investments,   Inc.  and  its  affiliates   including  Imagine
Investments, Inc.

                          WICKES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In March 2000, the Company entered into an agreement with Buildscape, Inc., an entity controlled by Riverside Group, Inc. and Imagine Investments, Inc., each of which may be deemed an affiliate of the Company. Pursuant to this agreement, the Company and Buildscape, Inc. are jointly conducting an Internet distribution program. Buildscape(R) is an Internet service designed for builders that allows the Company's customers to buy products and materials from Wickes and other suppliers. It provides real-time online access to the professional builders' specific Wickes price list, bill of materials and trade account. Wickes' sales through the Buildscape site were not material in the first three-months of 2001.

     On December 10, 1999 the Company entered into a joint marketing agreement with ImproveNet, Inc. and Buildscape, Inc. supporting an ImproveNet consumer-oriented building and remodeling Internet site. At March 31, 2001 Buildscape owed the Company $100,000 related to this transaction.

     In February 1998, the Company sold its internet and utilities marketing operations to Riverside Group, Inc. In consideration, the Company received Riverside's $870,000 three-year unsecured promissory note and Riverside's agreement to pay ten percent of future net income of these operations, subject to a maximum of $429,000 plus interest. The terms of the transaction were approved by a committee of the disinterested members of the Company's Board of Directors. In March 2000, the Company extended the terms of its note receivable from Riverside Group, Inc. Under the revised terms, all previously accrued interest was paid to the Company by Riverside Group, Inc. on March 31, 2000. Interest accruing thereafter is paid on a quarterly basis. In addition, repayment of the remaining principal balance was deferred for one year, with quarterly principal payments commencing on April 1, 2001. As of March 31, 2001 the remaining principal balance was approximately $469,000, with accrued interest of approximately $12,000.

     In the first three-months of 2001, the Company paid approximately $133,000 in reimbursements primarily to affiliates of the Company's chairman, for costs related to services provided to the Company during the year by certain employees of the affiliates and use of a corporate aircraft.



10.  SUBSEQUENT EVENTS
     -----------------

     In April 2001 the Company acquired the real estate and other assets of a local lumber distributor in Kenvil, New Jersey for approximately $1.5 million, of which $550,000 was paid in cash and $950,000 in a three-year purchase money mortgage. The purpose of the acquistion is to relocate an existing lumber and distribution center from a nearby leased location. The costs of this acquisition will be allocated on the basis of the fair market value of the assets acquired and the liabilities assumed.

                          WICKES INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
 OF OPERATIONS
--------------

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

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

     Among the factors that could cause actual results to differ materially are the following: effects of seasonality and cyclicality; effects of competition; interest rates and the Company's ability to service and comply with the terms of its debt; lumber prices; the success of the Company's operational initiatives; and the outcome of the contingencies discussed in Note 6 of the Company's Consolidated Financial Statements included elsewhere herein.

                                  INTRODUCTION
                                  ------------

     Wickes Inc. ("Wickes" or the "Company") is a leading supplier and manufacturer of building materials in the United States. The Company sells its
products  and  services   primarily  to  residential  and  commercial   building
professionals, repair and remodeling contractors and, to a lesser extent, project do-it-yourself consumers involved in major home improvement projects. At March 31, 2001, the Company operated 101 sales and distribution facilities in 23 states in the Midwest, Northeast, and South. In addition, the Company operated 27 component manufacturing facilities, 9 of which are located in sales and distribution facilities, that produce and distribute roof and floor trusses, framed wall panels, and pre-hung door units.

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


                                                          Three Months Ended
                                                          ------------------
                                                        March 31,            March 25,
                                                          2001                  2000
                                                        ---------            ---------

Net sales                                                100.0%                100.0%
Gross profit                                              22.7%                 21.2%
Selling, general and
  Administrative expense                                  24.1%                 20.3%
Depreciation, goodwill and
  Trademark amortization                                   0.8%                  0.7%
Provision for doubtful accounts                            0.3%                  0.2%
Restructuring and unusual items                             --                    --
Other operating income                                    (0.2)%                (0.3)%
(Loss) / income from operations                           (2.4)%                 0.4%


     The Company's first quarter historically has been adversely affected by seasonal decreases in building construction activity in the Northeast and Midwest resulting from winter weather conditions. Weather conditions during the first quarter of 2001 were comparable to those of the first quarter of 2000. However, the first quarter this year was affected by deflated commodity lumber prices and a decline in housing starts compared to last year's first quarter, resulting in a decline in net sales. The Company experienced increases in selling, general and administrative ("SG&A") expense, depreciation expense, provision for doubtful accounts and a decrease in other income. In addition, interest expense increased due to new accounting rules that required a decline in value of an interest rate swap to be charged to interest expense.

     Net loss for the three months ended March 31, 2001 was $6,484,000 compared with a loss of $3,199,000 for the three months ended March 25, 2000.


                   Three Months Ended March 31, 2001 Compared
                   ------------------------------------------
                   with the Three Months Ended March 25, 2000
                   ------------------------------------------

Net Sales
---------

     Net sales for the first quarter of 2001 decreased 14.6% to $184.8 million from $216.4 million for the first quarter of 2000. Same store sales decreased 15.2% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, decreased 15.1% and same store sales to consumers decreased 16.5% when compared with the first quarter of 2000. Same store sales in the Company's fourteen target major markets decreased 16.3%, while same store sales in the Company's fifteen conventional market building centers decreased 16.0%. As of March 31, 2001 the Company operated 101 sales and distribution facilities, the same number it operated at the end of the first quarter of 2000.

     The Company believes that the sales decrease resulted primarily from commodity lumber deflation and a decline in housing starts. The Company estimates that deflation in commodity lumber prices (including dimension lumber, plywood and other wood panel products, and gypsum) decreased total sales for the quarter by approximately $18.0 million when compared with commodity lumber price levels experienced during the first quarter of 2000. Nationally, single family housing starts were 4.1% lower in the first quarter of 2001 than in the comparable period of 2000, and in the Company's primary geographical markets, the Midwest, Northeast and South, housing starts were 3.4%, 10.0% and 5.6% lower, respectively.

     Sales to building professionals as a percentage of sales decreased to 90.1% in the first quarter of 2001 compared with 90.7% in 2000. Lumber and building materials accounted for 84.2% of sales in the first quarter of 2001, compared with 85.9% for the first quarter of 2000.

     Products that exhibited the greatest percentage decrease for the quarter ended March 31, 2001 versus the comparable period in the prior year were drywall (40.0%), lumber and plywood (27.7%), treated wood (20.7%) and mouldings (12.2%).


Gross Profit
------------

     Gross profit decreased to $41.9 million in the first quarter of 2001 from $45.9 million in the first quarter of 2000, an 8.8% decrease. Gross profit as a percentage of sales increased to 22.7% for the first quarter of 2001 from 21.2% in 2000. The Company believes that the decrease in gross profit dollars resulted primarily from decreased net sales due to lumber deflation and a decline in housing starts. The Company estimates that deflation in commodity prices decreased gross profit for the quarter by approximately $3.8 million when compared with commodity price levels experienced during the first quarter of 2000.

     The increase in gross profit as a percentage of net sales primarily is attributable to expansion of the Company's internally manufactured products such as roof trusses, wall panels and pre-hung doors, which generate higher profit margins. In the first quarter of 2001, the Company increased production of building components to approximately 62% of total sales of manufactured components from approximately 59% in the first quarter of 2000.


Selling, General and Administrative Expense ("S,G & A")
-------------------------------------------------------

     S,G & A increased to 24.1% of net sales in the first quarter of 2001 compared to 20.3% in the first quarter of 2000. Much of this percentage increase is related to the decline in net sales. S,G & A dollars increased $0.7 million, which was primarily attributable to increases in telecommunications, motor fuel and utility expenditures, offset by a decline in salaries, wages and benefits and administrative expenses.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

     Depreciation, goodwill and trademark amortization increased to $1.5 million for the first quarter of 2001 compared with $1.4 million for the same period in 2000. The increase in depreciation primarily is due to equipment and building expenditures related to the Company's strategic goal to increase the volume of internally manufactured building components.

Provision for Doubtful Accounts
-------------------------------

     The provision for doubtful accounts was approximately $608,000, or 0.3% of net sales for the first quarter of 2001 which increased slightly when compared to approximately $432,000, or 0.2% of net sales in the first quarter of 2000.


Other Operating Income
----------------------

     Other operating income for the first quarter of 2001 was $0.4 million compared with $0.6 million for the first quarter of 2000. During the first quarter of 2001 the Company recorded a gain of $0.1 million on the settlement of a casualty claim. There were no large claims in 2000.


Interest Expense
----------------

     Interest expense increased in the first quarter of 2001 to $5.9 million from $5.7 million during the first quarter of 2000. The increase is due to a $447,000 decline in the fair value of an interest rate swap that did not qualify for hedge accounting under SFAS 133, and was charged to interest expense in the first quarter. Excluding the interest rate hedge adjustment, interest expense decreased $0.3 million over the first quarter last year. The decrease primarily results from a decrease in the average outstanding borrowings for the first quarter of 2001 compared with the first quarter of 2000. Approximately 67% of the Company's first quarter average borrowings on its revolving credit facility were LIBOR-based, compared to 73% in 2000.


Income Tax Benefit
------------------

     The Company recorded an income tax benefit of $3.8 million for the first quarter of 2001 compared with a benefit of $1.7 million in the first quarter of 2000. An effective federal and state income tax rate of 38.8% was used to calculate income taxes for the first quarter of 2001 and 2000. In addition to the effective income tax rate, state franchise taxes of $205,000 and $186,000 for the three months ended March 31, 2001 and March 25, 2000, respectively, were calculated separately and are included in the provision reported.

     The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. Management believes that it is more likely than not that the Company will receive full benefit of its net deferred tax asset, and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of the Company's operational efforts, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage and competition.


Recently Issued Accounting Pronouncements
-----------------------------------------


     On December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recognized as assets or liabilities in the balance sheet and measured at fair value. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and the hedged item will be recognized in earnings. If a derivative is designated as a cash flow hedge, changes in the fair value of the derivative will initially be recorded in other comprehensive income and will be recognized in the statement of operations when the hedged item affects earnings. For a derivative that does not qualify as a hedge, changes in fair value will be recorded in earnings. As a result of adopting SFAS 133, the Company recorded a pre-tax charge of approximately $0.1 million as a cumulative transition adjustment to other comprehensive income for derivatives designated in cash flow-type hedges prior to adopting SFAS 133. At March 31, 2001 the Company's interest rate swap did not qualify for hedge accounting under SFAS 133, which resulted in a $447,000 charge to interest expense for the quarter. At March 31, 2001 the Company had 3 lumber futures contracts outstanding with a total contract value of $80,000 and an immaterial net unrealized gain.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

     During the first three months of 2001 net cash used by operating activities was $11.1 million, $7.8 million more than the $3.3 million used in the first quarter of 2000. The first three months of the year historically have generated negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its inventory levels during the first quarter to meet the anticipated increase in sales.

     The Company's accounts receivable balance at the end of the first quarter of 2001 decreased $16.7 million when compared to the end of the first quarter of 2000, a decrease of 17.2%. This decrease is the result of decreased sales in the first quarter of 2001, when compared with the first quarter of 2000, of approximately 14.6%.

     Inventory at the end of the first quarter of 2001 was $7.2 million, or 5.0%, lower than at the end of the first quarter of 2000. This decrease is largely attributable to the 14.6% decrease in first quarter sales. Categories of inventory which experienced the most significant decrease in the current period verses the prior year's period, with their related amount of decreases were lumber and plywood ($7.5 million) and drywall ($2.6 million); offset by increases in vinyl siding ($2.0 million). Accounts payable at the end of the first quarter of 2001 decreased approximately $6.2 million, or 9.4% from the first quarter of 2000. The decrease primarily is attributable to the decrease in total inventory.

     The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company also may make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. In the first three months of 2001 the Company spent $2.5 million on capital expenditures as compared to $2.6 million for the same period in 2000. In April 2001 the Company acquired the real estate and other assets of a local lumber distributor in Kenvil, New Jersey for approximately $1.5 million, of which $550,000 was paid in cash and $950,000 in a three-year purchase money mortgage. The purpose of the acquistion is to relocate an existing lumber and distribution center from a nearby leased location. Under the Company's bank revolving credit agreement, capital expenditures during 2001 are currently limited to $9.0 million. In addition to capital expenditures, this revolving credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

     The Company maintained excess availability under its revolving line of credit throughout the first three months of 2001. At the end of the first quarter total borrowings under the revolving line of credit were $19.6 million lower than at the end of the first quarter of 2000. Under the current terms of the Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At March 31, 2001, $106.7 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $30.5 million. Covenants under the amended and restated credit agreement require, among other things, that the Company maintain unused availability under the revolving line of credit of at least $15.0 million (subject to increase in certain circumstances) and maintain certain levels of net worth, as defined in the agreement. In addition, the agreement restricts, among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions. Furthermore, the amended and restated credit agreement considers a change in control, as defined, as an event of default. On May 14, 2001 the Company amended the credit agreement to reduce the level of net worth required on March 31, 2001. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Tax Benefit".


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

     A commitment fee of 0.38% is payable on the unused amount of the amended and restated revolving line of credit. Interest on amounts outstanding under the amended and restated revolving line of credit bear interest at a spread of 0.75% above the base rate of Fleet National Bank (8.50% at March 31, 2001) or 2.50% above the applicable LIBOR rate (5.13% at March 31, 2001). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At March 31, 2001, the Company had designated $6.7 million and $100.0 million as base rate and LIBOR borrowings, respectively. The amount outstanding under the term loan portion, $49.5 million, bears interest at a spread of 3.00% above the applicable LIBOR rate. All interest is payable monthly.

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

                          WICKES INC. AND SUBSIDIARIES

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------


     The Company is subject to market risk primarily associated with changes in interest rates and lumber futures contracts.

Interest Rate Risk
------------------

     On December 13, 2000 the Company entered into an amended and restated credit agreement with its existing bank group to provide the funds necessary to complete the redemption of a portion of the Company's 11-5/8% Senior Subordinated Notes due 2003. The amended and restated credit agreement, among other things, increased the total commitment to $251.7 million, removed the seasonal reduction in borrowing capacity provided for in the previous credit agreement, increased both the base rate and LIBOR based borrowing spreads, and extended the final maturity of the revolving credit agreement to June 30, 2005. A portion of the credit facility was provided as a one-time term loan in the principal amount of $51.7 million that requires quarterly principal payments beginning on March 31, 2001. Interest on amounts outstanding under the amended and restated revolving line of credit bear interest at a spread of 0.75% above the base rate of Fleet National (8.50% at March 31, 2001) or 2.50% above the applicable LIBOR rate (5.13% at March 31, 2001). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At March 31, 2001, the Company had designated $6.7 million and $100.0 million as base rate and LIBOR borrowings, respectively. The amount outstanding under the term loan portion, $49.5 million, bears interest at a spread of 3.00% above the applicable LIBOR rate.

     The Company has entered into an interest rate swap agreement that effectively fixes the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread on $40.0 million of the Company's term loan portion of its borrowings. The interest rate swap agreement expires in February 2002.

     Based on the Company's average borrowings under its revolving credit agreements during 2001, including amounts outstanding under the term loan portion and net of the impact of the interest rate swap agreement described above, a hypothetical 25 basis point movement in the base rate or LIBOR rate would result in an approximate $269,000 annualized increase or decrease in interest expense.

     The fair value of the Company's outstanding 11 5/8% Senior Subordinated Notes was $40.9 million at March 31, 2001 and $38.3 million December 30, 2000. Assuming a hypothetical 100 basis point decrease in the yield to maturity of the outstanding notes at March 31, 2001, the fair value of the fixed rate debt would have increased by $0.7 million.

Commodity Price Risk
--------------------

     The Company enters into lumber futures contracts as a hedge against future lumber price fluctuations. All futures contracts are purchased to protect long-term pricing commitments on specific future customer purchases. While lumber futures contracts are entered on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At December 30, 2000 the Company had 41 lumber futures contracts outstanding with a total contract value of $839,000 and a net unrealized loss of $106,000. At March 31, 2001 the Company had 3 lumber futures contracts outstanding with a total contract value of $80,000 and an immaterial net unrealized gain. These contracts all mature in July 2001.

     For additional  discussion,  reference is made to information  contained in
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed as part of the Company's Form 10-K as of December 30, 2000.

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

          (a)  Exhibits

               4.1 First Amendment to the Amended and Restated Credit Agreement dated December 13, 2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lenders set forth therein.


          (b)  Reports on Form 8-K

               The Company filed a current report on Form 8-K on February 6, 2001 reporting the results of a tender offer for its 11 -5/8% Senior Subordinated Notes due 2003.

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

                                        WICKES INC.




                               By:      /s/ J. Steven Wilson
                                        --------------------
                                        J. Steven Wilson
                                        Chairman and Chief Executive Officer



                               By:      /s/ James A. Hopwood
                                        --------------------
                                        James A. Hopwood
                                        Chief Financial Officer


Date:  May 15, 2001