Form 10-Q
period 2001-06-30
WICKES INC
filed 2001-08-14
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                Commission File
For the Quarterly Period Ended June 30, 2001                    Number  1-14967
                               -------------                           --------


                                   WICKES INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                              36-3554758
---------------------------------------                       ------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois                          60061
------------------------------------------------                         -------
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

As of July 31, 2001, the Registrant had 8,278,400 shares of Common Stock, par value $.01 per share outstanding.

                          WICKES INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                                                          Page
                                                                                                          Number


PART I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
            June 30, 2001 (Unaudited), December 30, 2000 and
            June 24, 2000 (Unaudited)                                                                        3

           Condensed Consolidated Statements of Operations (Unaudited)-
            For the three months and six months ended
            June 30, 2001 and June 24, 2000                                                                  4

           Condensed Consolidated Statements of Cash Flows (Unaudited)- For the
            six months ended June 30, 2001 and
            June 24, 2000                                                                                    5

           Notes to Condensed Consolidated
            Financial Statements (Unaudited)                                                                 6

       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                    14

       Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                                                            26


PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings                                                                           28

       Item 6.  Exhibits and Reports on Form 8-K                                                            28


                          WICKES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                                 June 30,    December 30,      June 24,
                                                                                   2001           2000           2000
                                                                              -----------    -----------    -----------
                    ASSETS                                                    (UNAUDITED)                    (UNAUDITED)

Current assets:
   Cash                                                                     $       204    $       243    $       355
   Accounts receivable, less allowance for doubtful
     accounts of $2,174 at June 2001, $2,791 at December 2000
     and $3,173 at June 2000                                                    110,609         76,659        111,954
   Notes receivable from affiliate                                                  359            201            214
   Inventory                                                                    131,550        117,910        137,085
   Deferred income tax                                                            9,606          6,692          8,003
   Prepaid expenses                                                               4,661          3,405          3,820
                                                                            -----------    -----------    -----------
     Total current assets                                                       256,989        205,110        261,431

   Notes receivable from affiliate                                                  134            282            265
   Property, plant and equipment, net                                            57,250         54,384         53,301
   Trademark (net of accumulated amortization of
     $11,052 in 2001, $10,940 in December 2000
     and $10,830 in June 2000)                                                    5,968          6,079          6,190
   Deferred income tax                                                           12,990         12,990         14,695
   Rental equipment (net of accumulated depreciation
     of $1,945 in 2001, $1,582 in December 2000
     and $1,278 in June 2000)                                                     2,723          2,296          2,194
   Other assets (net of accumulated amortization of
     $13,486 in 2001, $12,440 in December 2000
     and $12,439 in June 2000)                                                   21,336         19,795         17,817
                                                                            -----------    -----------    -----------

     Total assets                                                           $   357,390    $   300,936    $   355,893
                                                                            ===========    ===========    ===========

       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                     $     8,687    $     6,339    $      --
   Accounts payable                                                              63,402         35,294         53,941
   Accrued liabilities                                                           14,855         21,576         19,235
                                                                            -----------    -----------    -----------
Total current liabilities                                                        86,944         63,209         73,176

Long-term debt, less current maturities                                         238,132        200,403        249,847
Other long-term liabilities                                                       3,988          3,428          3,604
Commitments and contingencies (Note 6)

Stockholders' equity:
   Preferred stock (no shares issued)
   Common stock, $0.01 par (8,275,985, 8,271,313
    and 8,247,329 shares issued and
     outstanding, respectively)                                                      83             83             82
   Additional paid-in capital                                                    87,113         87,092         86,984
   Accumulated other comprehensive income                                           (89)          --             --
   Accumulated deficit                                                          (58,781)       (53,279)       (57,800)
                                                                            -----------    -----------    -----------
     Total stockholders' equity                                                  28,326         33,896         29,266
                                                                            -----------    -----------    -----------

      Total liabilities & stockholders' equity                              $   357,390    $   300,936    $   355,893
                                                                            ===========    ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (in thousands except share and per share data)


                                                          Three Months Ended             Six Months Ended
                                                          ------------------             ----------------
                                                        June 30,       June 24,         June 30,        June 24,
                                                          2001            2000           2001            2000
                                                          ----            ----           ----            ----

Net sales                                            $   274,093     $   280,377      $   458,919     $  496,823
Cost of sales                                            215,456         220,253          358,351        390,713
                                                      ----------      ----------      -----------    -----------

     Gross profit                                         58,637          60,124          100,568        106,110

Selling, general and administrative expenses              50,239          50,275           94,869         94,222
Depreciation, goodwill and trademark amortization          1,602           1,453            3,105          2,875
Provision for doubtful accounts                               35              71              643            503
Other operating income                                      (723)           (721)          (1,113)        (1,368)
                                                    ------------       -----------   -------------   -------------

                                                          51,153          51,078           97,504         96,232

     Income from operations                                7,484           9,046            3,064          9,878

Interest expense                                           5,511           6,273           11,394         12,013
                                                    ------------    ------------      -----------   ------------

Income (loss) before income taxes                          1,973           2,773           (8,330)       (2,135)

Income tax expense (benefit)                                 991           1,241           (2,828)        ( 468)
                                                    ------------     -----------    ----------------------------

     Net income (loss)                            $          982   $       1,532    $      (5,502)$      (1,667)
                                                   =============    ============     ============= ==============

Basic income (loss) per common share (Note 8)     $         0.12  $         0.19   $        (0.66)$       (0.20)
                                                   =============   =============    ============== ===============

Diluted income (loss) per common share (Note 8)   $         0.12  $         0.18   $        (0.66)$       (0.20)
                                                   =============   =============    ============== ===============

Weighted average common shares - for basic             8,275,934       8,246,769        8,274,432     8,240,101
                                                       =========       =========        =========    ===========

Weighted average common shares - for diluted           8,430,362       8,506,004        8,274,432     8,240,101
                                                       =========       =========        =========    ===========








The accompanying notes are an integral part of the condensed consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                       Six Months Ended
                                                                                                       ----------------
                                                                                                     June 30,    June 24,
                                                                                                       2001        2000
                                                                                                     --------    --------
Cash flows from operating activities:
   Net loss                                                                                         $ (5,502)   $ (1,667)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation expense                                                                                3,650       3,193
   Amortization of trademark                                                                             111         111
   Amortization of goodwill                                                                              349         284
   Amortization of deferred financing costs                                                              677         667
   Provision for doubtful accounts                                                                       643         503
   Loss on sale of assets and other items                                                                 49          50
   Deferred income tax                                                                                (2,859)       (819)
   Changes in assets and liabilities, net of the effects of acquisitions:
     Increase in accounts receivable                                                                 (34,566)     (2,332)
     Increase in inventory                                                                           (13,465)    (16,380)
     Increase (decrease) in accounts payable and accrued liabilities                                  20,773      (6,295)
     Increase in prepaids and other assets                                                            (4,166)     (1,286)
                                                                                                     --------    --------

NET CASH USED IN OPERATING ACTIVITIES                                                                (34,306)    (23,971)
                                                                                                     --------    --------
Cash flows from investing activities:
   (Increase) decrease in notes receivable                                                               (10)          2
   Purchases of property, plant and equipment                                                         (5,058)     (4,631)
   Payments for acquisitions                                                                            (759)       (800)
   Proceeds from sales of property, plant and equipment                                                   17         200
                                                                                                     --------    --------

NET CASH USED IN INVESTING ACTIVITIES                                                                 (5,810)     (5,229)
                                                                                                     --------    --------

Cash flows from financing activities:
   Net borrowing under revolving line of credit                                                       40,077      29,105
                                                                                                     --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                             40,077      29,105
                                                                                                     --------    --------

NET DECREASE IN CASH                                                                                     (39)        (95)
Cash at beginning of period                                                                              243         450
                                                                                                     --------    --------

CASH AT END OF PERIOD                                                                               $    204   $     355
                                                                                                     ========    ========

Supplemental schedule of cash flow information:
   Interest paid                                                                                    $ 10,412    $ 11,613
   Income taxes paid                                                                                $    491    $    759
Supplemental schedule of non-cash investing and financing activities: The
   Company purchased net assets in conjunction with acquisitions made during the period. In connection with these acquisitions, assets and liabilities were assumed as follows:
     Assets acquired                                                                                $  1,789    $    800
     Liabilities assumed                                                                            $  1,030    $     --
     Cash paid                                                                                      $    759    $    800

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

     The Company has determined that it operates in one business segment, that being the supply and distribution of lumber and building materials to building professionals and do-it-yourself customers, principally in the Midwest, Northeast, and Southern United States. All information required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is included in the Company's annual financial statements.

     Share Data
     ----------

     The Company issued 4,672 shares of Common Stock to members of its board of directors as compensation during the six-months ended June 30, 2001.

     Reclassifications and Eliminations
     ----------------------------------

       Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.  COMPREHENSIVE INCOME
    --------------------

     The components of comprehensive income (loss) for the three months and six months ended June 30, 2001 are as follows (in thousands):

                                         Three Months Ended                           Six Months Ended
                                         ------------------                           ----------------
                                        June 30,           June 24,              June 30,           June 24,
                                          2001              2000                  2001                 2000
                                          ----              ----                  ----                 ----

     Net income (loss)               $      982    $         1,532           $    (5,502)         $     (1,667)
                                            ---              -----               -------               -------
     Change in fair value of interest
      rate swap, net of tax of $55          (89)                 -                   (89)                    -
     Effect on comprehensive income
      of the adoption of SFAS 133
      net of tax of $40                       -                  -                   (66)                    -
     Reclassification to earnings             -                  -                    66                     -
                                     ----------         ----------             ----------             ---------

     Comprehensive income (loss)     $      893       $      1,532         $      (5,591)         $     (1,667)
                                        -------              -----                 ------                ------


3.  LONG-TERM DEBT
    --------------


     Long-term debt is comprised of the following at June 30, 2001 (in thousands):

              Revolving credit facility:
                 Revolving notes                          $  133,326
                 Term notes                                   49,537
              Senior subordinated notes                       63,956
              Less current maturities                         (8,687)
                                                            ---------
              Total long-term debt                        $  238,132
                                                           ==========

     Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused availability at June 30, 2001 was $29.0 million. On August 13, 2001 the Company amended the credit agreement to remove the net worth covenant, increase the unused availability from $15 million to $25 million, and to allow the establishment of a limited partnership for tax planning purposes. With this amendment the Company was in compliance with all covenants as of June 30, 2001.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


                                                                   Three Months             Six Months
                                                                   ------------             ----------
                                                               June 30,    June 24,    June 30,    June 24,
                                                                  2001        2000        2001        2000
                                                              --------    --------    --------    --------

Net sales                                                     $   --      $   --      $   --      $   --
Cost of sales                                                    9,802       9,365      18,456      17,641
                                                                 -----       -----      ------      ------


    Gross profit                                                (9,802)     (9,365)    (18,456)    (17,641)
                                                                ------      ------     -------     -------



Selling, general and administrative
expenses
                                                                (9,319)     (8,990)    (17,450)    (16,927)
Depreciation, goodwill and
trademark amortization                                            (483)       (375)     (1,006)       (714)
                                                                  ----        ----      ------        ----


                                                                (9,802)     (9,365)    (18,456)    (17,641)
                                                                ------      ------     -------     -------

    Income from operations                                     $   --      $   --      $   --      $   --
                                                               ========    ========    ========    ========

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   INCOME TAXES
     ------------

     The provision for income taxes for the three-month and six-month periods ended June 30, 2001 was an expense of $991,000 and benefit of $2,828,000, respectively, compared to an expense of $1,241,000 and a benefit of $468,000 for the same periods last year. An effective federal and state income tax rate of 38.1% and 38.7% was used to calculate income taxes for the three-month and six-month periods ended June 30, 2001, respectively, compared to 38.6% and 38.8% for the same periods last year. In addition to the effective income tax rate, state franchise taxes of $295,000 and $500,000 for the three-month and six-month periods ended June 30, 2001, respectively, were calculated separately and are included in the provision reported.


6.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

     At June 30, 2001, the Company had accrued approximately $96,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

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

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     The Company is one of many defendants in approximately 405 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 49 similar actions for insignificant amounts, and another 250 of these actions have been dismissed. None of these suits have made it to trial.

     Losses in excess of the $96,000 reserved as of June 30, 2001 are possible, but an estimate of these amounts cannot be made.

     The Company is a defendant in a lawsuit arising from a 1998 accident involving an employee truck driver that resulted in personal injuries to other parties. Plaintiffs sought compensatory damages in an unspecified amount. Plaintiffs amended their complaint to include a claim for punitive damages in an unspecified amount. Recently, a settlement agreement was reached between Plaintiffs and the Company's insurance carriers and settlement documents are being processed. The entire settlement will be paid by the Company's insurance carriers and will resolve the matter in its entirety, including punitive damages.

     The Company is the defendant in an arbitration claim filed with the American Arbitration Association on July 17, 2001 by David T. Krawczyk, the former President and Chief Operating Officer of the Company. Mr. Krawczyk claims he was constructively terminated by the Company as the result of certain actions and directions given to him which were inconsistent with his position, duties and responsibilities. Mr. Krawczyk claims that as a result of this alleged constructive termination, he is entitled to receive a Special Severance Bonus of $1,000,000 pursuant to the Company's Special Severance and Stay Incentive Bonus Plan (the"Plan").

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The Company has investigated Mr. Krawcyk's claim and consulted with counsel and believes that Mr. Krawczyk is not entitled to any Special Severance Bonus. The Plan requires the Company to reimburse Mr. Krawczyk for his reasonable attorney's fees and costs in this arbitration.

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


7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    -----------------------------------------

     On December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recognized as assets or liabilities in the balance sheet and measured at fair value. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and the hedged item will be recognized in earnings. If a derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of operations when the hedged item affects earnings. For a derivative that does not qualify as a hedge, changes in fair value will be recorded in earnings. At June 30, 2001 the Company's interest rate hedge qualified under SFAS 133 which resulted in an $89,000 charge to Other
Comprehensive Income, net of income taxes of $55,000, and $82,000 credit to interest expense for the second quarter. The Company's commodities contracts did not qualify for hedge accounting and were marked to market recognizing a gain of $378,000 to Gross Profit.

     SFAS 142, "Goodwill and Other Intangible Assets", issued July 20, 2001, requires companies to assess impairment of goodwill and other intangible assets on at least an annual basis to determine whether the fair value of those intangible assets continues to exceed the book value. Instead of amortization, companies are required to record an impairment charge if the fair value is below book value. The standard becomes effective for the Company in fiscal year 2002. The Company is in the process of evaluating the adoption of this statement. Goodwill amortization for the six months ended June 30, 2001 and June 24, 2000 was $349,000 and $284,000, respectively.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.  EARNINGS PER SHARE
    ------------------

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128. In periods where net losses are incurred, dilutive common stock equivalents are not used in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. For the three-month periods ended June 30, 2001 and June 24, 2000 common stock equivalents of 154,000 shares and 259,000 shares, respectively, were included in calculating diluted weighted average shares outstanding. For the six-month periods ended June 30, 2001 and June 24, 2000 common stock equivalents of 155,000 shares and 274,000, respectively shares were excluded as they were antidilutive. In addition, options to purchase 589,000 and 236,000 weighted average shares of common stock during the six months of 2001 and 2000, respectively, had an exercise price greater than the average market price.


9.  RELATED PARTY TRANSACTIONS
    --------------------------

     Approximately 35% of the Company's outstanding shares of common stock are owned by Riverside Group, Inc.

     In March 2000, the Company entered into an agreement with Buildscape, Inc., an entity controlled by Riverside Group, Inc. and Imagine Investments, Inc., each of which may be deemed an affiliate of the Company. Pursuant to this agreement, the Company and Buildscape, Inc. are jointly conducting a pilot Internet distribution program.

     In March 2000, the Company extended the terms of its note receivable from Riverside Group, Inc. Under the revised terms, all previously accrued interest was paid by Riverside Group, Inc. to the Company on March 31, 2000. Interest accruing thereafter is to be paid on a quarterly basis. In addition, repayment of the remaining principal balance was deferred for one year, with quarterly principal payments commencing on April 1, 2001. As of June 30, 2001 principal payments are current and accrued interest of approximately $11,100 remains outstanding for the second quarter.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.  ACQUISITIONS
     ------------

     In April 2001, the Company acquired the real estate and other assets of a local lumber distributor in Kenvil, New Jersey for approximately $1.6 million, of which $650,000 was paid in cash and $950,000 in a three-year purchase money mortgage. The purpose of the acquistion is to relocate an existing lumber and distribution center from a nearby leased location. In April 2001, the Company acquired JWatt Construction, a framing contractor for construction of residential and commercial real property, for an immaterial purchase price. The Company has accrued a liability for contingent payments to be paid over a three-year period. Preliminary accounting for these acquisitions has been recorded using the purchase method.

                          WICKES INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


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

                                  INTRODUCTION

     Wickes Inc. ("Wickes" or the "Company") is a leading supplier of building materials and manufacturer of building components in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors and, to a lesser extent, project do-it-yourself consumers involved in major home improvement projects. At June 30, 2001, the Company operated 100 sales and distribution facilities and 27 component manufacturing facilities in 24 states in the Midwest, Northeast, and South.

     The Company's mission is to be the premier provider of building materials and services and manufacturer of value-added building components to the professional segments of the building and construction industry.

     The Company focuses on the professional builder and contractor market. The Company targets five customer groups: the production or volume builder; the custom builder; the tradesman; the repair and remodeler; and the commercial developer. Its marketing approach encompasses three channels of distribution:
Major Markets, Conventional Markets, and Wickes Direct. These channels are supported by the Company's network of building component manufacturing facilities. In Major Markets, the Company serves the national, regional, and large local builder in larger markets with a total solutions approach and specialized services. In Conventional Markets, the Company provides the smaller building professional in less-populous markets with tailored products and services. Wickes Direct provides materials flow and logistics management services to commercial customers. The Company also serves building professionals through its network of 27 component manufacturing facilities that produce value-added, wood framed wall panels, roof and floor truss systems, and pre-hung interior and exterior doors.

                              RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. This information includes the results from all sales and distribution and component manufacturing facilities operated by the Company, including those closed or sold during the period.

                                                     Three Months Ended                      Six Months Ended

                                                  June 30,        June 24,                June 30,        June 24,
                                                    2001            2000                    2001            2000
                                                    ----            ----                    ----            ----

Net sales                                          100.0%           100.0%                  100.0%          100.0%
Gross profit                                        21.4%            21.4%                   21.9%           21.4%
Selling, general and
  administrative expense                            18.3%            17.9%                   20.7%           19.0%
Depreciation, goodwill and
  trademark amortization                             0.6%             0.5%                    0.7%            0.6%
Provision for doubtful accounts                      0.0%             0.0%                    0.1%            0.1%

Other operating income                              (0.3)%           (0.3)%                  (0.2)%          (0.3)%
Income from operations                               2.7%             3.2%                    0.7%            2.0%

     Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated. See also Notes 1 and 4 to the Consolidated Financial Statements regarding the reclassification of certain manufacturing expenses and other items.

     The Company's results of operations during the first six months historically are affected by, among other factors, weather conditions, interest rates, lumber prices, and housing starts. Weather conditions during the first six months of 2001 were relatively comparable to those of the first six months of 2000, however the Midwest and South experienced very wet conditions in second quarter which adversely impacts sales. The first half of 2001 has seen continued reductions in the prime lending and mortgage interest rates over the same period last year. Lumber prices have been volatile during the first half of 2001. During the first quarter of 2001 framing lumber composite prices decreased to $285 per 1000 board feet, down 26% from $385 per 1000 board feet for the same period last year. The second quarter of 2001 framing lumber composite prices increased to $366 per 1000 board feet, down 8% from $340 per 1000 board feet for the same period last year. Housing starts compared to the first half of 2000 were flat in the Midwest, however in the Northeast and South, housing starts were down 4.3% and 0.8%, respectively, contributing to the decline in net sales. During the first half of 2001, the Company experienced increases in selling, general and administrative ("SG&A") expense, depreciation expense, provision for doubtful accounts and a decrease in other income, partially offset by a decrease in interest expense. In the first quarter of 2001 interest expense increased due to the implementation of a new accounting rule that required a decline in value of an interest rate swap be charged to interest expense.

     Net income for the three-month periods ended June 30, 2001 and June 24, 2000 was $982,000 and $1,532,000, respectively. Net loss for the six-month periods ended June 30, 2001 and June 24, 2000 was $5,502,000 and $1,667,000,
respectively.



                    Three Months Ended June 30, 2001 Compared with the Three Months Ended June 24, 2000


Net Sales
---------

     Net sales for the second quarter of 2001 decreased 2.2% to $274.1 million from $280.4 million for the second quarter of 2000. Same store sales decreased 2.6% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, decreased 1.3% and same store sales to consumers decreased 12.3% when compared with the second quarter of 2000. As of June 30, 2001 the Company operated 100 sales and distribution facilities, compared to 101 at the end of the second quarter of 2000.

     Sales to building professionals as a percentage of total sales increased to 88.5% in the second quarter of 2001 compared with 87.8% in the second quarter 2000. Lumber and building materials accounted for 85.6% of total sales in the second quarter of 2001 compared with 87.0% in the second quarter of 2000.

     Products that exhibited the greatest change in sales dollars for the quarter ended June 30, 2001 versus the comparable quarter in the prior year were lumber and plywood (down 11.7%), drywall (down 39.5%), panels and trusses (up 5.4%), and roofing and roofing materials (up 11.9%).


Gross Profit
------------

     Gross profit decreased to $58.6 million in the second quarter of 2001 from $60.1 million in the second quarter of 2000, a 2.5% decrease. Gross profit as a percentage of sales remained constant quarter over quarter at 21.4%. The Company believes that the decrease in gross profit dollars resulted primarily from decreased net sales. The Company continues to expand its internally manufactured products such as roof trusses, wall panels and pre-hung doors, which generate higher profit margins. In the second quarter of 2001, the Company increased production of building components to approximately 60% of total sales of manufactured components from approximately 56% in the second quarter of 2000.


Selling, General and Administrative Expense ("SG&A")
----------------------------------------------------

     SG&A expense is down slightly and increased to 18.3% of net sales in the second quarter of 2001 compared with 17.9% of net sales in the second quarter of 2000. Total salaries, taxes and benefits increased 3.6%, property and equipment rent increased 11.55% and marketing increased 61.0%, offset by decreases in travel of 11.7%, banking and credit of 15.4% and increased manufacturing costs reclassified to cost of sales of 4.7%.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

     Depreciation, goodwill and trademark amortization increased to $1.6 million for the second quarter of 2001 compared with $1.5 million for the same period in 2000. The increase in depreciation primarily is due to equipment and building expenditures related to the Company's strategic goal to increase the volume of internally manufactured building components.


Provision for Doubtful Accounts
-------------------------------

     The provision for doubtful accounts was $35,000 in the second quarter of 2001, compared with $71,000 in the second quarter of 2000.

Other Operating Income
----------------------

     Other operating income for the second quarter of 2001 was $723,000 compared with $721,000 for the second quarter of 2000. There were no sales of real estate in the second quarter of 2001 or second quarter of 2000.


Interest Expense
----------------

     In the second quarter of 2001, interest expense decreased to $5.5 million from $6.3 million during the second quarter of 2000. At June 30, 2001 the Company's interest rate swap qualified for hedge accounting under SFAS 133, which resulted in an $82,000 credit to interest expense for the second quarter.

     Due in part to the Company's repurchase of 36% of its Senior Subordinated Debt in December of 2000, the second quarter of 2001 effective interest rate decreased to 9.0% compared to 9.9% for the same period last year excluding the effect of the amortization of debt issue costs. In addition to the decrease in interest rates that contributed to the overall decrease in interest expense for the second quarter, the Company's average debt levels decreased by 3.5% over that of the comparable period in 2000. The Company continues to maximize its use of LIBOR contracts to minimize its overall interest expense. In the second quarter of 2001, approximately 95.0% of the Company's average borrowing on its revolving credit facility was LIBOR-based as compared with 90.0% during the second quarter of 2000.


Provision for Income Taxes
--------------------------

     The Company recorded income tax expense of $991,000 for the second quarter of 2001 compared with expense of $1.2 million in the second quarter of 2000. An effective federal and state income tax rate of 38.1% was used to calculate income taxes for the second quarter of 2001, compared with an effective rate of 38.6% for the second quarter of 2000. In addition to the effective income tax rate, state franchise taxes of $295,000 and $280,000 for the second quarter of 2001 and 2000, respectively, were calculated separately and are included in the provision reported.

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



                     Six Months Ended June 30, 2001 Compared
                     with the Six Months Ended June 24, 2000

Net Sales
---------

     Net sales for the first six months of 2001 decreased 7.6% to $458.9 million from $496.8 million for the first six months of 2000. Same store sales decreased 8.1% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, decreased 7.4% when compared with such sales for the first six months of 2000. Consumer same store sales decreased 13.8% for the same period. For the six months ended June 30, 2001 the Company operated 100 sales and distribution facilities, compared to 101 in 2000.

     The Company believes that the sales decrease for the six months ended June 30, 2001 primarily results from lumber deflation and housing start declines. The Company estimates that the net effect of lumber deflation for the first six months of 2001 decreased total sales by approximately $15.7 million compared with the same period last year. Housing starts in the first six months of 2001 compared to 2000 were relatively flat in the Midwest, down 4.3% in the Northeast, and down 0.8% in the South.

     Sales to building professionals as a percentage of total sales remained unchanged at 89.1% in the first six months of 2001 compared 2000. Lumber and building materials accounted for 85.0% of total sales in the first half of 2001 compared with 86.5% in 2000.

     Products that exhibited the greatest change in sales dollars for the first six months of 2001 versus the comparable period in the prior year were lumber and plywood (down 18.8%), drywall (down 39.8%), and roofing and roofing materials (up 9.3%).

Gross Profit
------------

     Gross profit for the first six months of 2001 decreased to $100.6 million from $106.1 million for the first six months of 2000, a 5.2% decrease. Gross profit as a percentage of sales increased to 21.9% for the first six months of 2001 from 21.4% in 2000. The Company believes that the decrease in gross profit dollars resulted primarily from decreased net sales due to lumber deflation and a decline in housing starts. The Company estimates that deflation in commodity prices decreased gross profit for the first six months of 2001 by approximately $3.5 million when compared with commodity price levels experienced during the first six months of 2000.

     The increase in gross profit as a percentage of net sales primarily is attributable to expansion of the Company's internally manufactured products such as roof trusses, wall panels and pre-hung doors, which generate higher profit margins. In the first six months of 2001, the Company increased production of building components to approximately 60% of total sales of manufactured components from approximately 57% in the first six months of 2000.


Selling, General and Administrative Expense
-------------------------------------------

     SG&A expense increased to 20.7% of net sales in the first six months of 2001 compared with 19.0% of net sales in the first six months of 2000. SG&A dollars increased $0.7 million over the first six months of 2000. Total salaries, taxes and benefits increased 1.6%, marketing increased 49.0%, property and equipment rent increased 15.4%, partially offset by increased manufacturing costs reclassified to cost of sales 4.7%.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

     Depreciation, goodwill and trademark amortization increased to $3.1 million for the first six months of 2001 compared with $2.9 million for the same period in 2000. The increase in depreciation primarily is due to equipment and building expenditures related to the Company's strategic goal to increase the volume of internally manufactured building components.

Provision for Doubtful Accounts
-------------------------------

     The provision for doubtful accounts was approximately $0.6 million, or 0.1% of net sales for the first six months of 2001 which increased slightly when compared to approximately $0.5 million, or 0.1% of net sales in the first six months of 2000.

Other Operating Income
----------------------

     Other operating income for the first six months of 2001 was $1.1 million compared with $1.4 million for the first six months of 2000. There were no sales of real estate in the first six months of 2001 or 2000.


Interest Expense
----------------

     In the first six months of 2001, interest expense decreased to $11.4 million from $12.0 million during the first six months of 2000. This decrease includes a charge to interest expense in the first quarter for a $447,000 decline in the fair value of an interest rate swap that did not qualify for hedge accounting under SFAS 133. At June 30, 2001, the Company's interest rate swap qualified for hedge accounting under SFAS 133, which resulted in an $82,000 credit to interest expense for the second quarter.

     Due in part to the Company's repurchase of 36% of its Senior Subordinated Debt in December of 2000, the effective interest rate decreased to 9.3% for the first six months compared to 9.7% for the same period last year, excluding the effect of the amortization of debt issue costs. In addition to the decrease in interest rates that contributed to the overall decrease in interest expense for the first six months, the Company's average debt levels decreased by 4.9% over that of the comparable period in 2000. The Company continues to maximize its use of LIBOR contracts to minimize its overall interest expense. In the first six months of 2001, approximately 95.3% of the Company's average borrowing on its revolving credit facility was LIBOR-based as compared with 80.0% during the first six months of 2000.


Provision for Income Taxes
--------------------------

     The Company recorded an income tax benefit of $2.8 million for the first six months of 2001 compared with a benefit of $0.5 million in the first six months of 2000. An effective federal and state income tax rate of 38.7% was used to calculate income taxes for the first six months of 2000, compared to 38.8% for the first six months of 2000. In addition to the effective income tax rate, state franchise taxes of $0.5 million and $0.5 million for the first six months of 2001 and 2000, respectively, were calculated separately and are included in the provision reported.

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


Recently Issued Accounting Pronouncements
-----------------------------------------


     On December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recognized as assets or liabilities in the balance sheet and measured at fair value. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and the hedged item will be recognized in earnings. If a derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of operations when the hedged item affects earnings. For a derivative that does not qualify as a hedge, changes in fair value will be recorded in earnings. At June 30, 2001 the Company's interest rate hedge qualified under SFAS 133 which resulted in a $144,000 charge to Other Comprehensive Income and $82,000 credit to interest expense for the second quarter of 2001. The Company's commodities contracts did not qualify for hedge accounting and were marked to market recognizing a gain of $378,000 to Gross Profit.


     SFAS 142, "Goodwill and Other Intangible Assets", issued July 20, 2001, requires companies to assess impairment of goodwill and other intangible assets on at least an annual basis to determine whether the fair value of those intangible assets continues to exceed the book value. Instead of amortization, companies are required to record an impairment charge if the fair value is below book value. The standard becomes effective for the Company in fiscal year 2002. The Company is in the process of evaluating the adoption of this statement. Goodwill amortization for the six months ended June 30, 2001 and June 24, 2000 was $349,000 and $284,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

     During the first six months of 2001 net cash used by operating activities was $34.3 million, $10.3 million more than the $24.0 million used in the first six months of 2000. The first six months of the year historically have generated negative cash flows from operating activities. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its inventory levels during the first quarter to meet the anticipated increase in sales, and in the second quarter increases in accounts receivable occur as a result of the increased sales activity.

     The Company's accounts receivable balance at the end of the second quarter of 2001 decreased $1.3 million when compared to the end of the second quarter of 2000, a decrease of 1%. This difference primarily results from the overall sales decrease in the first six months of 2001.

     Inventory at the end of the first six months of 2001 was $5.5 million, or 4.0%, lower than at the end of the first six months of 2000. This decrease is largely attributable to the Company's ability to manage inventory levels to the current rate of sales. Accounts payable at the end of the first six months of 2001 increased approximately $9.5 million, or 17.5% from the first six months of 2000. The increase primarily is attributable to an improvement in vendor terms.

     The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company also may make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. In the first six months of 2001 the Company spent $5.1 million on capital expenditures, excluding acquisitions, as compared to $4.6 million for the same period in 2000. In April 2001, the Company acquired the real estate and other assets of a local lumber distributor in Kenvil, New Jersey for approximately $1.6 million, of which $0.7 million was paid in cash and $1.0 million in a three-year purchase money mortgage. The purpose of the acquistion is to relocate an existing lumber and distribution center from a nearby leased location. Under the Company's bank revolving credit agreement, capital expenditures during 2001 are currently limited to $9.0 million. In addition to capital expenditures, this revolving credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

     The Company maintained excess availability under its revolving line of credit throughout the first six months of 2001. At the end of the first six months of 2001 total borrowings under the revolving line of credit were $16.5 million lower than at the end of the first six months of 2000. Under the current terms of the Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At June 30, 2001, $133.3 million was outstanding under the Company's revolving line of credit, and the unused availability was approximately $29.0 million. Covenants under the amended and restated credit agreement require, among other things, that the Company maintain unused availability under the revolving line of credit of at least $15.0 million (subject to increase in certain circumstances) and maintain certain levels of net worth, as defined in the agreement. In addition, the agreement restricts, among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions. Furthermore, the amended and restated credit agreement considers a change in control, as defined, as an event of default. On May 14, 2001, the Company amended the credit agreement to reduce the level of net worth required on March 31, 2001. On August 13, 2001 the Company amended the credit agreement to remove the net worth covenant, increase the unused availability from $15 million to $25 million, and to allow the establishment of a limited partnership for tax planning purposes. With this amendment the Company was in compliance with all covenants as of June 30, 2001. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Taxes".


     On November 21, 2000, the Company commenced a cash tender offer for its outstanding 11-5/8% Senior Subordinated Notes due 2003, at a substantial discount from face value. The offer expired on December 20, 2000, and on December 26, 2000 the Company redeemed $36.0 million of notes tendered (the "Redemption").

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

       A commitment fee of 0.38% is payable on the unused amount of the amended and restated revolving line of credit. Interest on amounts outstanding under the amended and restated revolving line of credit bear interest at a spread of 0.75% above the base rate of Fleet National Bank (7.50% at June 30, 2001) or 2.75% above the applicable LIBOR rate (6.50% at June 30, 2001). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At June 30, 2001, the Company had designated $7.3 million and $126.0 million as base rate and LIBOR borrowings, respectively. The amount outstanding under the term loan portion, $49.5 million, bears interest at a spread of 3.00% above the applicable LIBOR rate. Interest is generally payable monthly.

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

Interest Rate Risk
------------------

     On December 13, 2000 the Company entered into an amended and restated credit agreement with its existing bank group to provide the funds necessary to complete the redemption of a portion of the Company's 11-5/8% Senior Subordinated Notes due 2003. The amended and restated credit agreement, among other things, increased the total commitment to $251.7 million, removed the seasonal reduction in borrowing capacity provided for in the previous credit agreement, increased both the base rate and LIBOR based borrowing spreads, and extended the final maturity of the revolving credit agreement to June 30, 2005. A portion of the credit facility was provided as a one-time term loan in the principal amount of $51.7 million that requires quarterly principal payments beginning on March 31, 2001. Interest on amounts outstanding under the amended and restated revolving line of credit bear interest at a spread of 0.75% above the base rate of Fleet National (7.50% at June 30, 2001) or 2.75% above the applicable LIBOR rate (6.5% at June 30, 2001). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At June 30, 2001, the Company had designated $7.3 million and $126.0 million as base rate and LIBOR borrowings, respectively. The amount outstanding under the term loan portion, $49.5 million, bears interest at a spread of 3.00% above the applicable LIBOR rate.

     The Company has entered into an interest rate swap agreement that effectively fixes the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread on $40.0 million of the Company's term loan portion of its borrowings. The interest rate swap agreement expires in February 2002.

     Based on the Company's average borrowings under its revolving credit agreements during 2001, including amounts outstanding under the term loan portion and net of the impact of the interest rate swap agreement described above, a hypothetical 25 basis point movement in the base rate or LIBOR rate would result in an approximate $0.3 million annualized increase or decrease in interest expense.

     The fair value of the Company's outstanding 11 5/8% Senior Subordinated Notes was $46.7 million at June 30, 2001 and $38.3 million December 30, 2000. Assuming a hypothetical 100 basis point decrease in the yield to maturity of the outstanding notes at June 30, 2001, the fair value of the fixed rate debt would have increased by $0.8 million.

Commodity Price Risk
--------------------

     The Company uses financial instruments from time to time hedge against future lumber price fluctuations. These instruments are purchased to protect long-term pricing commitments on specific future customer purchases. While lumber futures contracts are entered on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At June 30, 2001 the Company had 5 swap arrangements outstanding with an unrealized gain of approximately $0.4 million which was recognized in Company's Statement of Operations.

     For additional  discussion,  reference is made to information  contained in
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed as part of the Company's Form 10-K as of December 30, 2000.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal  Proceedings
--------------------------

     The Company is the defendant in an arbitration claim filed with the American Arbitration Association on July 17, 2001 by David T. Krawczyk, the former President and Chief Operating Officer of the Company. Mr. Krawczyk claims he was constructively terminated by the Company as the result of certain actions and directions given to him which were inconsistent with his position, duties and responsibilities. Mr. Krawczyk claims that as a result of this alleged constructive termination, he is entitled to receive a Special Severance Bonus of $1,000,000 pursuant to the Company's Special Severance and Stay Incentive Bonus Plan (the "Plan"). The Company has investigated Mr. Krawcyk's claim and consulted with counsel and believes that Mr. Krawczyk is not entitled to any Special Severance Bonus. The Plan requires the Company to reimburse Mr. Krawczyk for his reasonable attorney's fees and costs in this arbitration.



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

          (a)  Exhibits

               4.1 Second Amendment to the Amended and Restated Credit Agreement dated December 13, 2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lenders set forth therein.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WICKES INC.




                          By:      /s/ J. Steven Wilson
                                   ------------------------------------
                                   J. Steven Wilson
                                   Chairman and Chief Executive Officer



                          By:      /s/ James A. Hopwood
                                   ------------------------------
                                   James A. Hopwood
                                   Chief Financial Officer


Date:  August 14, 2001