Form 10-Q
period 2001-09-29
WICKES INC
filed 2001-11-13
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                Commission File
For the Quarterly Period Ended September 29, 2001               Number  1-14967
                               ------------------                      --------


                                   WICKES INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                             36-3554758
---------------------------------------                            ------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois                        60061
------------------------------------------------                      ---------
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

As of October 31, 2001, the Registrant had 8,281,585 shares of Common Stock, par value $.01 per share outstanding.

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

       Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           September 29, 2001 (Unaudited), December 30, 2000 and
           September 23, 2000 (Unaudited)                                                                    3

           Condensed Consolidated Statements of Operations (Unaudited)-
           For the three months and nine months ended
           September 29, 2001 and September 23, 2000                                                         4

           Condensed Consolidated Statements of Cash Flows (Unaudited)-
           For the nine months ended September 29, 2001 and
           September 23, 2000                                                                                5

           Notes to Condensed Consolidated
           Financial Statements (Unaudited)                                                                  6

       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                    14

       Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                                                            26


PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings                                                                           28

       Item 6.  Exhibits and Reports on Form 8-K                                                            28




                                              WICKES INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (in thousands except share data)

                                                              September 29,     December 30,    September 23,
                                                                  2001              2000            2000
                                                              --------------    --------------  -------------
                    ASSETS                                    (UNAUDITED)                       (UNAUDITED)
Current assets:
   Cash                                                         $     203        $     243       $     153
   Accounts receivable, less allowance for doubtful
    accounts of $1,975 in 2001, $2,791 in December 2000,
     and $3,741 in September 2000                                 107,633           76,659         106,220
   Notes receivable from affiliate                                    356              201             134
   Inventory                                                      127,832          117,910         123,016
   Deferred tax asset                                               9,254            6,692           7,184
   Prepaid expenses and other assets                                3,859            3,405           4,285
                                                                 --------          -------        --------
     Total current assets                                         249,137          205,110         240,992

   Notes receivable from affiliate                                     67              282             349
   Property, plant and equipment, net                              56,053           54,384          53,080
   Trademark (net of accumulated amortization of
     $11,108 in 2001, $10,941 in December 2000,
     and $10,885 in September 2000)                                 5,912            6,079           6,134
   Deferred tax asset                                              12,990           12,990          14,695
   Rental equipment (net of accumulated depreciation
     of $2,076 in 2001, $1,582 in December 2000,
     and $1,441 in September 2000)                                  2,480            2,296           2,210
   Other assets (net of accumulated amortization of
     $14,072 in 2001, $12,440 in December 2000,
     and $12,918 in September 2000)                                21,196           19,795          17,605
                                                                 --------         --------        --------

     Total assets                                                $347,835         $300,936        $335,065
                                                                  =======          =======         =======

       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                        $    8,922        $   6,339      $        -
   Accounts payable                                                61,449           35,294          62,705
   Accrued liabilities                                             19,901           21,576          23,596
                                                                ---------         --------       ---------
     Total current liabilities                                     90,272           63,209          86,301
                                                                ---------         --------       ---------

Long-term debt, less current maturities                           224,721          200,403         213,797
Other long-term liabilities                                         3,904            3,428           3,552

Commitments and contingencies (Note 6)

Stockholders' equity:
   Preferred stock (no shares issued)
   Common stock, $0.01 par (8,278,400, 8,271,313,
     and 8,249,597 shares issued and
     outstanding, respectively)                                        83               83              82
   Other comprehensive loss                                          (177)               -               -
   Additional paid-in capital                                      87,124           87,092          86,997
   Accumulated deficit                                            (58,092)         (53,279)        (55,664)
                                                                 --------           ------         --------
     Total stockholders' equity                                    28,938           33,896          31,415
                                                                 --------          -------        --------
     Total liabilities & stockholders' equity                    $347,835         $300,936        $355,065
                                                                  =======          =======         =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                                    WICKES INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)
                                           (in thousands except share and per share data)


                                                          Three Months Ended             Nine Months Ended
                                                          ------------------             -----------------
                                                  September 29,    September 23,    September 29,  September 23,
                                                      2001              2000            2001            2000
                                                  --------------   ---------------  -------------- ---------------
Net sales                                            $   295,307     $   282,743      $   754,226    $   779,566
Cost of sales                                            234,055         220,170          592,406        610,883
                                                      ----------      ----------       ----------     ----------

     Gross profit                                         61,252          62,573          161,820        168,683
                                                      ----------      ----------       ----------     ----------

Selling, general and administrative expenses              53,331          51,015          148,200        145,237
Depreciation, goodwill and trademark amortization          1,570           1,454            4,675          4,329
Provision for doubtful accounts                              159             860              802          1,363
Other operating income                                     (710)           (784)          (1,823)        (2,152)
                                                      ----------      ----------       -----------    ----------
                                                          54,350          52,545          151,854        148,777
                                                      ----------      ----------       ----------     ----------

     Income from operations                                6,902          10,028            9,966         19,906

Interest expense                                           5,417           6,163           16,811         18,176
                                                      ----------      ----------       ----------     ----------
     Income (loss) before income taxes                     1,485           3,865          (6,845)          1,730

Income tax expense (benefit)                                 796           1,729          (2,032)          1,261
                                                      ----------      ----------       ----------     ----------

     Net income (loss)                               $       689     $     2,136      $   (4,813)    $       469
                                                      ==========      ==========       ==========     ==========

Basic net income (loss) per common share             $      0.08     $      0.26      $    (0.58)    $      0.06
                                                      ==========      ==========       ==========     ==========

Diluted net income (loss) per common share           $      0.08     $      0.25      $    (0.58)    $      0.06
                                                      ==========      ==========       ==========     ==========

Weighted average common shares - for basic             8,278,347       8,248,643        8,275,737      8,242,949
                                                      ==========      ==========       ==========     ==========

Weighted average common shares - for diluted           8,448,300       8,476,023        8,275,737      8,501,410
                                                      ==========      ==========       ==========     ==========








The accompanying notes are an integral part of the condensed consolidated financial statements.



                                                    WICKES INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                           (in thousands)
                                                                                           Nine Months Ended
                                                                                           -----------------
                                                                                  September 29,      September 23,
                                                                                      2001                  2000
                                                                                  ---------------    ---------------
Cash flows from operating activities:
   Net (loss) income                                                               $       (4,813)       $      469
   Adjustments to reconcile net (loss) income to
     net cash from operating activities:
   Depreciation expense                                                                     5,443             4,799
   Amortization of trademark                                                                  167               167
   Amortization of goodwill                                                                   516               446
   Amortization of deferred financing costs                                                 1,078               970
   Provision for doubtful accounts                                                            802             1,363
(Gain) loss on sale of assets and other items                                                 (13)              187
   Deferred tax benefit                                                                    (2,452)                -
Changes in assets and liabilities, net of the effects of acquisitions:
     (Increase) decrease in accounts receivable                                           (31,749)            2,769
     Increase in inventory                                                                 (9,747)           (2,311)
     Increase in accounts payable and accrued liabilities                                  23,639             6,778
     Increase in prepaids and other assets                                                 (3,181)           (2,408)
                                                                                       -----------        ----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                       (20,310)           13,229
                                                                                       -----------        ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                              (6,320)           (6,666)
   Payments for acquisitions                                                                 (759)             (800)
   Decrease (increase) in notes receivable                                                     60                (2)
   Proceeds from sales of property, plant and equipment                                       907               887
                                                                                       -----------        ----------

NET CASH USED IN INVESTING ACTIVITIES                                                      (6,112)           (6,581)
                                                                                       -----------        ----------

Cash flows from financing activities:
   Debt issuance costs                                                                       (519)                -
   Repayments of term note                                                                 (4,226)                -
   Net borrowing (repayments) under revolving line of credit                               31,127            (6,945)
                                                                                       -----------        ----------

NET CASH PROVIDED BY / (USED BY) FINANCING ACTIVITIES                                      26,382            (6,945)
                                                                                       -----------        ----------

NET DECREASE IN CASH                                                                          (40)             (297)
Cash at beginning of period                                                                   243               450
                                                                                       -----------        ----------

CASH AT END OF PERIOD                                                              $          203        $      153
                                                                                       ===========        ==========

Supplemental schedule of cash flow information:
   Interest paid                                                                   $       13,104        $   14,720
   Income taxes paid                                                               $          853        $    1,054
Supplemental schedule of non-cash investing and financing activities: The
   Company purchased assets in conjunction with acquisitions made during the period. In connection with these acquisitions, liabilities were assumed as follows:
     Assets acquired                                                               $        1,789        $      800
     Liabilities assumed                                                           $        1,030        $        -
     Purchase price payable                                                        $          759        $      800

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

     The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended December 30, 2000. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

     The Company has determined that it operates in one business segment, that being the supply and distribution of lumber and building materials to building professionals and do-it-yourself customers, principally in the Midwest, Northeast, and Southern United States. All information required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is included in the Company's annual consolidated financial statements.

     Share Data
     ----------

     The Company issued 7,087 shares of Common Stock to members of its board of directors as compensation during the nine months ended September 29, 2001.

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

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.  COMPREHENSIVE INCOME
    --------------------


The components of comprehensive income (loss) for the three months and nine months ended September 29, 2001 are as follows (in thousands):

                                           Three Months Ended                Nine Months Ended
                                           ------------------                -----------------
                                          Sept. 29,      Sept. 23,        Sept. 29,       Sept. 23,
                                            2001            2000             2001            2000
                                            ----            ----             ----            ----

     Net income (loss)                     $   689        $  2,136        $  (4,813)      $    469
                                              -----          ------          -------        ------
     Change in fair value of interest
      rate swap, net of tax of
      $55 and $110, respectively               (89)            -               (177)            -
     Effect on comprehensive income
      of the adoption of SFAS 133
      net of tax of $55 and  $95               (88)            -               (155)            -
     Reclassification to earnings               88             -                155             -
                                              -----          ------          -------        ------

     Comprehensive income (loss)           $   600          $ 2,136       $  (4,990)      $    469
                                              -----          ------          -------        ------


3.  LONG-TERM DEBT
    --------------

     Long-term debt is comprised of the following (in thousands):

                                                           Sept. 29,         Sept. 23,
                                                             2001             2000
                                                             ----             ----

         Revolving credit facility:
          Revolving notes                                 $ 122,263         $ 113,797
          Term notes                                         47,424             --
         Senior subordinated notes                           63,956           100,000
         Less current maturities                             (8,922)            --
                                                            -------           -------
         Total long-term debt                             $ 224,721         $ 213,797
                                                            =======           =======

     Under the revolving line of credit, the Company may borrow against certain levels of accounts receivable and inventory. The unused availability at September 29, 2001 was $34.2 million. On August 13, 2001 the Company amended the credit agreement to remove the net worth covenant to increase the required minimum unused availability from $15 million to $25 million, and allow for certain corporate structure changes. The Company was in compliance with all covenants as of September 29, 2001.

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


                                                        Three Months                  Nine Months
                                                        ------------                  -----------
                                                   Sept. 29,     Sept. 23,      Sept. 29,      Sept. 23,
                                                     2001          2000           2001           2000
                                                     ----          ----           ----           ----

Net sales                                          $   -         $   -          $    -        $    -

Cost of sales                                       10,301         9,242           28,756        26,886
                                                   --------      --------         -------        ------

    Gross profit                                   (10,301)       (9,242)         (28,756)      (26,886)
                                                   --------      --------         --------       ------

Selling, general and administrative
expenses                                            (9,856)       (8,873)         (27,304)      (25,803)
Depreciation, goodwill and
trademark amortization                                (445)         (369)          (1,452)       (1,083)
                                                   --------      --------          -------       ------

                                                   (10,301)       (9,242)         (28,756)      (26,886)
                                                   --------      --------         --------      --------

    Income from operations                         $   -         $    -         $    -        $    -
                                                    =======       =======         =======        ======


                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   INCOME TAXES
     ------------

     The provision for income taxes for the three-month and nine-month periods ended September 29, 2001 was an expense of $0.8 million and benefit of $2.0 million, respectively, compared to an expense of $1.7 million and $1.3 million for the same periods last year. An effective federal and state income tax rate of 38.7% was used to calculate income taxes for both the three-month and nine-month periods ended September 29, 2001, respectively, compared to 38.8% and 38.8% for the same periods last year. In addition to the effective income tax rate, state franchise taxes of $300,000 and $800,000 for the three-month and nine-month periods ended September 29, 2001, respectively, were calculated separately and are included in the provision reported.


6.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

     At September 29, 2001, the Company had accrued approximately $84,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

     Many of the sales and distribution facilities presently and formerly operated by the Company at one time contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company, the remediation of which the Company could under certain circumstances be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past five years.

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

     The Company is one of many defendants in approximately 425 actions, each of which seeks unspecified damages, in various Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 50 similar actions for insignificant amounts, and another 253 of these actions have been dismissed. None of these suits have made it to trial.

     Losses in excess of the $84,000 reserved as of September 29, 2001 are possible, but an estimate of these amounts cannot be made.

     The Company was a defendant in a lawsuit arising from a 1998 accident involving an employee truck driver that resulted in personal injuries to other parties. Plaintiffs sought compensatory damages in an unspecified amount. Plaintiffs amended their complaint to include a claim for punitive damages in an unspecified amount. Recently, a settlement agreement was reached between Plaintiffs and the Company's insurance carriers and settlement documents are being processed. The entire settlement will be paid by the Company's insurance carriers and will resolve the matter in its entirety, including punitive damages.

     The Company is the defendant in an arbitration claim filed with the American Arbitration Association on July 17, 2001 by David T. Krawczyk, the former President and Chief Operating Officer of the Company. Mr. Krawczyk claims he was constructively terminated by the Company as the result of certain actions and directions given to him which were inconsistent with his position, duties and responsibilities. Mr. Krawczyk claims that as a result of this alleged constructive termination, he is entitled to receive a Special Severance Bonus of $1,000,000 pursuant to the Company's Special Severance and Stay Incentive Bonus Plan (the "Plan"). The Company has defended the action and although it believes that Mr. Krawscyk was not entitled to any Special Severance Bonus, the Company has elected to pay the Special Severance Bonus to Mr. Krawczyk because it believes that the cost associated with the obligation of the Company to pay Mr. Krawczyk's attorneys

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

fees with respect to such litigation could equal or exceed his claim. The financial statements have been adjusted to reflect this settlement in the third quarter as a component of Selling, General and Administrative expenses.

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


7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    -----------------------------------------

     On December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recognized as assets or liabilities in the balance sheet and measured at fair value. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and the hedged item will be recognized in earnings. If a derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of operations when the hedged item affects earnings. For a derivative that does not qualify as a hedge, changes in fair value will be recorded in earnings. At September 29, 2001 the Company's interest rate hedge qualified under SFAS 133 which resulted in an adjustment to Other Comprehensive Income of $177,000, net of income taxes of $110,000, and $133,000 credit to interest expense for the third quarter. The Company did not have any commodity hedges open at the end of the third quarter.

     SFAS 142, "Goodwill and Other Intangible Assets", issued July 20, 2001, requires companies to assess impairment of goodwill and other intangible assets on at least an annual basis to determine whether the fair value of those intangible assets continues to exceed the book value. Instead of amortization, companies are required to record an impairment charge if the fair value is below book value. The standard becomes effective for the Company in fiscal year 2002. The Company is in the process of evaluating the adoption of this statement. Goodwill amortization for the nine months ended September 29, 2001 and September 23, 2000 was $516,000 and $446,000, respectively.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.  EARNINGS PER SHARE
    ------------------

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128. In periods where net losses are incurred, dilutive common stock equivalents are not used in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. For the three-month periods ended September 29, 2001 and September 23, 2000 common stock equivalents of 170,000 shares and 227,000 shares, respectively, were included in calculating diluted weighted average shares outstanding. For the nine-month periods ended September 29, 2001 common stock equivalents of 165,000 shares were excluded as they were antidilutive. For the nine-month periods ended September 23, 2000 common stock equivalents of 258,000 shares were included in calculating diluted weighted average shares outstanding. In addition, options to purchase 617,000 and 219,000 weighted average shares of common stock during the nine months of 2001 and 2000, respectively, had an exercise price greater than the average market price.


9.  RELATED PARTY TRANSACTIONS
    --------------------------

     Approximately 35% of the Company's outstanding shares of common stock are owned by Riverside Group, Inc.

     In March 2000, the Company entered into an agreement with Buildscape, Inc., an entity controlled by Riverside Group, Inc. and Imagine Investments, Inc., each of which may be deemed an affiliate of the Company. Pursuant to this agreement, the Company and Buildscape, Inc. are jointly conducting a pilot Internet distribution program (the "Buildscape System"). In October, 2001, The Company and Buildscape, Inc. amended the agreement to expand the pilot test of the Buildscape System to additional Company centers for the purpose of determining its cost savings. The parties agreed to jointly conduct this investigation and complete it prior to December 15, 2001. In the event that Buildscape System does not achieve sufficient cost savings, the Company has the option to terminate the agreement with Buildscape, Inc.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     In March 2000, the Company extended the terms of its note receivable from Riverside Group, Inc. Under the revised terms, all previously accrued interest was paid by Riverside Group, Inc. to the Company on March 31, 2000. Interest accruing thereafter is to be paid on a quarterly basis. In addition, repayment of the remaining principal balance was deferred for one year, with quarterly principal payments commencing on April 1, 2001. As of September 29, 2001 principal and accrued interest of approximately $87,000 remains outstanding for the second and third quarters.


10.  ACQUISITIONS
     ------------

     In April 2001, the Company acquired the real estate and other assets of a local lumber distributor in Kenvil, New Jersey for approximately $1.6 million, of which $650,000 was paid in cash and $950,000 in a three-year purchase money mortgage. The purpose of the acquisition is to relocate an existing lumber and distribution center from a nearby leased location. In April 2001, the Company acquired JWatt Construction, a framing contractor for construction of residential and commercial real property, for an immaterial purchase price. The Company has accrued a liability for contingent payments to be paid over a three-year period. Accounting for these acquisitions has been recorded using the purchase method.

                          WICKES INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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


                                  INTRODUCTION

     Wickes Inc. ("Wickes" or the "Company") is a leading supplier of building materials and manufacturer of building components in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors and, to a lesser extent, project do-it-yourself consumers involved in major home improvement projects. At September 29, 2001, the Company operated 99 sales and distribution facilities and 26 component manufacturing facilities in 24 states in the Midwest, Northeast, and South.

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

                                                    Three Months Ended              Nine Months Ended
                                                    ------------------              -----------------
                                                 Sept. 29,       Sept. 23,       Sept. 29,      Sept. 23,
                                                    2001            2000            2001          2000
                                                    ----            ----            ----            ----

Net sales                                          100.0%          100.0%           100.0%         100.0%
Gross profit                                        20.7%           22.1%            21.5%          21.6%
Selling, general and
  administrative expense                            18.1%           18.0%            19.7%          18.6%
Depreciation, goodwill and
  trademark amortization                             0.5%            0.5%             0.6%           0.6%
Provision for doubtful accounts                      0.1%            0.3%             0.1%           0.2%

Other operating income                              (0.2)%          (0.3)%           (0.2)%         (0.3)%
Income from operations                               2.3%            3.6%             1.3%           2.6%

     Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated. See also Notes 1 and 4 to the Consolidated Financial Statements regarding the reclassification of certain manufacturing expenses and other items.

     The Company's results of operations during the first nine months historically are affected by, among other factors, weather conditions, interest rates, lumber prices, and housing starts. Weather conditions during the first nine months of 2001 were relatively comparable to those of the first nine months of 2000, however the Midwest and South experienced very wet conditions in second quarter which adversely impacted sales. In the first nine months of 2001 there have been several reductions in the prime lending and mortgage interest rates over the same period last year. During the first quarter of 2001 framing lumber composite prices decreased to $285 per thousand board feet, down 26%, from the same period last year. The second and third quarters of 2001 framing lumber composite prices increased to $366 per thousand board feet, up 8% and to $323 per thousand board feet, up 9.3%, respectively, from the same periods last year. Housing starts compared to the first nine months of last year were relatively flat in the Midwest, down 2.5% in the Northeast, and up 2.3% in the South.
During the first nine months of 2001, the Company experienced increases in selling, general and administrative ("SG&A") expense, depreciation expense, and decreases in provision for doubtful accounts, other income and interest expense. In the first quarter of 2001 interest expense increased due to the implementation of a new accounting rule that required a decline in value of an interest rate swap be charged to interest expense.

     Net income for the three-month periods ended September 29, 2001 and September 23, 2000 was $0.7 million and $2.1 million, respectively. Net loss for the nine-month period ended September 29, 2001 was $4.8 million and net income for the nine-month period ended September 23, 2000 was $0.5 million.


                 Three Months Ended September 29, 2001 Compared with the Three Months Ended September 23, 2000

Net Sales
---------

     Net sales for the third quarter of 2001 increased 4.4% to $295.3 million from $282.7 million for the third quarter of 2000. Same store sales increased 4.5% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, increased 5.2% and same store sales to consumers decreased 3.2% when compared with the third quarter of 2000. As of September 29, 2001 the Company operated 99 sales and distribution facilities, compared to 101 at the end of the third quarter of 2000.

     The Company believes that the sales increase for the three months ended September 29, 2001 primarily resulted from strength in the housing sector as well as the effects of lumber inflation. The Company estimates that the effect of lumber inflation for the third quarter of 2001 increased total sales by approximately $7.0 million compared with the same period last year.

     Housing starts in the third quarter of 2001 were up 4.6% nationally compared to 2000. In the Company's primary geographical markets, housing starts were relatively flat in the Midwest, up 0.7% in the Northeast, and up 9.2% in the South.

     Sales to building professionals as a percentage of total sales increased to 86.6% in the third quarter compared to 86.2% in the third quarter of 2000. Lumber and building materials accounted for 85.9% of total sales in the third quarter of 2001 compared with 86.6% in 2000.

     Products that exhibited the greatest change in sales dollars for the quarter ended September 29, 2001 versus the comparable quarter in the prior year were panels and trusses (up 15.5%), doors and windows (up 7.4%), drywall (down 26.3%), and insulation (up 14.8%).


Gross Profit
------------

     Gross profit decreased to $61.3 million in the third quarter of 2001 from $62.6 million in the third quarter of 2000, a 2.1% decrease. Gross profit as a percentage of sales decreased to 20.7%, compared with 22.1% in the third quarter of 2000. The Company believes that these decreases primarily resulted from a change in the nature of the Company's co-operative marketing programs with its vendors from primarily purchase based programs to primarily co-operative marketing and cost recovery programs. This resulted in lowering both gross profit and selling, general and administrative expense. In addition, gross margin dollars decreased resulting from declines in lumber product margins, down 3.7% from last year.

Selling, General and Administrative Expense ("SG&A")
----------------------------------------------------

     SG&A expense increased to $53.3 million in the third quarter of 2001 from $51.0 million in the third quarter of 2000, a 4.5% increase. SG&A expense as a percentage of sales increased to 18.1% compared with 18.0% of sales in the third quarter of 2000. SG&A expense increases primarily are due to increases in total salaries, taxes and benefits (up 13.4%) and marketing expense (up 127.8%), offset by decreases in banking and credit (down 46.0%) and co-operative marketing and cost recovery programs.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

     Depreciation, goodwill and trademark amortization increased to $1.6 million for the third quarter of 2001 compared with $1.5 million for the same period in 2000. The increase in depreciation primarily is due to equipment and building expenditures related to the Company's strategic goal to increase the volume of internally manufactured building components, as well as investment in the Company's installed sales programs.


Provision for Doubtful Accounts
-------------------------------

     The provision for doubtful accounts was $0.2 million in the third quarter of 2001, compared with $0.9 million in the third quarter of 2000. The Company believes the decrease is the result of management's increased emphasis on collection efforts to reduce credit exposure and bad debts.

Other Operating Income
----------------------

     Other operating income for the third quarter of 2001 was $0.7 million compared with $0.8 million for the third quarter of 2000. Other operating income primarily includes the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivables, casualty gains/losses, and closed store expenses.


Interest Expense
----------------

     In the third quarter of 2001, interest expense decreased to $5.4 million from $6.2 million during the third quarter of 2000. At September 29, 2001 the Company's interest rate swap qualified for hedge accounting under SFAS 133, which resulted in a $0.1 million credit to interest expense for the third quarter.

     Due in part to the Company's repurchase of 36% of its Senior Subordinated Debt in December of 2000, the third quarter of 2001 effective interest rate decreased to 8.55% compared to 9.94% for the same period last year excluding the effect of the amortization of debt issue costs. The Company's average debt levels increased by 2.1% over that of the comparable period in 2000. The Company continues to maximize its use of LIBOR contracts to minimize its overall interest expense. In the third quarter of 2001, approximately 92.1% of the Company's average borrowing on its revolving credit facility was LIBOR-based as compared with 94.2% during the third quarter of 2000.


Provision for Income Taxes
--------------------------

     The Company recorded income tax expense of $0.8 million for the third quarter of 2001 compared with expense of $1.7 million in the third quarter of 2000. An effective federal and state income tax rate of 38.7% was used to calculate income taxes for the third quarter of 2001, compared with an effective rate of 38.8% for the third quarter of 2000. In addition to the effective income tax rate, state franchise taxes of $0.3 million for the third quarters of 2001 and 2000, were calculated separately and are included in the provision reported.

     The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. Management continues to believe that the net deferred tax asset is properly stated.

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

                  Nine Months Ended September 29, 2001 Compared with the Nine Months Ended September 23, 2000

Net Sales
---------

     Net sales for the first nine months of 2001 decreased 3.3% to $754.2 million from $779.6 million for the first nine months of 2000. Same store sales decreased 3.3% compared with the same period last year. Same store sales to the Company's primary customers, building professionals, decreased 2.9% and consumer same store sales decreased 9.4% when compared with such sales for the first nine months of 2000. As of the period ended September 29, 2001 the Company operated 99 sales and distribution facilities, compared to 101 in 2000.

     The Company believes that the sales decrease for the nine months ended September 29, 2001 primarily resulted from lumber deflation experienced in the first quarter and housing start declines experienced during the first half of the year. The Company estimates that the net effect of lumber deflation for the first nine months of 2001 decreased total sales by approximately $8.7 million compared with the same period last year.

     Housing starts were down the first half of 2001 and in the third quarter were up 4.6% nationally compared to 2000. In the Company's primary geographical markets, housing starts were relatively flat in the Midwest, down 2.5% in the Northeast, and up 2.3% in the South.

     Sales to building professionals as a percentage of total sales remained unchanged at 87.3% in the first nine months of 2001 compared 2000. Lumber and building materials accounted for 85.4% of total sales in the first nine months of 2001 compared with 86.6% in 2000.

     Products that exhibited the greatest change in sales dollars for the first nine months of 2001 versus the comparable period in the prior year were lumber and plywood (down 12.8%), drywall (down 35.6%), trusses (up 5.3%) and roofing and roofing materials (up 7.4%).

     For the nine months ended September 29, 2001, sales of internally manufactured building components increased to $76.8 million or 59.2% of total distributed building components from $72.3 million or 56.7% in 2000.


Gross Profit
------------

     Gross profit for the first nine months of 2001 decreased to $161.8 million from $168.7 million for the first nine months of 2000, a 4.1% decrease. The Company believes that the decrease in gross profit dollars primarily resulted from declining lumber prices putting pressure on margins. The Company estimates that deflation in commodity prices decreased gross profit for the first nine months of 2001 by approximately $2.3 million when compared with commodity price levels experienced during the first nine months of 2000. Gross profit as a percentage of sales decreased to 21.5% for the first nine months of 2001 from 21.6% in 2000. In addition, gross profit decreases resulted from a change in the nature of the Company's co-operative marketing programs with its vendors from primarily purchase based programs to primarily co-operative marketing and cost recovery programs. This resulted in lowering both gross profit and selling, general and administrative expense.


Selling, General and Administrative Expense
-------------------------------------------

     SG&A expense increased to $148.2 million in the first nine months of 2001 from $145.2 million in the first nine months of 2000, a 2.0% increase. SG&A expense as a percentage of net sales increased to 19.7% compared with 18.6% of net sales in the first nine months of 2000. SG&A expense increased primarily due to increases in total salaries, taxes and benefits (up 5.8%) and marketing expense (up 72.8%), offset by decreases in banking and credit (down 18.2%) and co-operative marketing and cost recovery programs.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

     Depreciation, goodwill and trademark amortization increased to $4.7 million for the first nine months of 2001 compared with $4.3 million for the same period in 2000. The increase in depreciation primarily is due to equipment and building expenditures related to the Company's strategic goal to increase the volume of internally manufactured building components, as well as investment in the Company's installed sales programs.


Provision for Doubtful Accounts
-------------------------------

     The provision for doubtful accounts was approximately $0.8 million, or 0.1% of net sales for the first nine months of 2001 compared to approximately $1.4 million, or 0.2% of net sales in the first nine months of 2000. The Company believes the decrease is the result of management's increased emphasis on collection efforts to reduce credit exposure and bad debts.


Other Operating Income
----------------------

     Other operating income for the first nine months of 2001 was $1.8 million compared with $2.2 million for the first nine months of 2000. Other operating income primarily includes the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivable, casualty gains/losses, and closed store expenses.

Interest Expense
----------------

     In the first nine months of 2001, interest expense decreased to $16.8 million from $18.2 million during the first nine months of 2000. This decrease includes a charge to interest expense in the first quarter for a $447,000 decline in the fair value of an interest rate swap that did not qualify for hedge accounting under SFAS 133. At September 29, 2001, the Company's interest rate swap qualified for hedge accounting under SFAS 133, which resulted in a $232,000 net expense for the first nine months.

     Due in part to the Company's repurchase of 36% of its Senior Subordinated Debt in December of 2000, the effective interest rate decreased to 9.05% for the first nine months compared to 9.8% for the same period last year, excluding the effect of the amortization of debt issue costs. In addition to the decrease in interest rates that contributed to the overall decrease in interest expense for the first nine months, the Company's average debt levels decreased by 2.6% over that of the comparable period in 2000. The Company continues to maximize its use of LIBOR contracts to minimize its overall interest expense. In the first nine months of 2001, approximately 94.2% of the Company's average borrowing on its revolving credit facility was LIBOR-based as compared with 84.7% during the first nine months of 2000.


Provision for Income Taxes
--------------------------

     The Company recorded an income tax benefit of $2.0 million for the first nine months of 2001 compared with an expense of $1.3 million in the first nine months of 2000. An effective federal and state income tax rate of 38.7% was used to calculate income taxes for the first nine months of 2001, compared to 38.8% for the first nine months of 2000. In addition to the effective income tax rate, state franchise taxes of $0.8 million for the first nine months of 2001 and 2000, were calculated separately and are included in the provision reported.

     The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. Management continues to believe that the net deferred tax asset is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of the Company's operational efforts, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage, and competition.

Recently Issued Accounting Pronouncements
-----------------------------------------


     On December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recognized as assets or liabilities in the balance sheet and measured at fair value. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and the hedged item will be recognized in earnings. If a derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of operations when the hedged item affects earnings. For a derivative that does not qualify as a hedge, changes in fair value will be recorded in earnings. At September 29, 2001 the Company's interest rate hedge qualified under SFAS 133 which resulted in an adjustment to Other Comprehensive Income of $177,000, net of income taxes of $110,000, and $133,000 credit to interest expense for the third quarter. The Company did not have any commodity hedges open at September 29, 2001.

     SFAS 142, "Goodwill and Other Intangible Assets", issued July 20, 2001, requires companies to assess impairment of goodwill and other intangible assets on at least an annual basis to determine whether the fair value of those intangible assets continues to exceed the book value. Instead of amortization, companies are required to record an impairment charge if the fair value is below book value. The standard becomes effective for the Company in fiscal year 2002. The Company is in the process of evaluating the adoption of this statement. Goodwill amortization for the nine months ended September 29, 2001 and September 23, 2000 was $516,000 and $446,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's principal sources of working capital and liquidity are earnings and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance inventory and accounts receivable.

     During the first nine months of 2001 net cash used by operating activities was $20.3 million, $33.5 million more than the $13.2 million provided in the first nine months of 2000. With the peak building season historically occurring in the second and third quarters, the Company normally experiences increases in its inventory levels during the first quarter to meet the anticipated increase in sales, and in the second quarter increases in accounts receivable occur as a result of the increased sales activity.

     The Company's accounts receivable balance at the end of the third quarter of 2001 increased $1.4 million when compared to the end of the third quarter of 2000, an increase of 1.0%. This increase primarily is the result of a $3.3 million increase in credit sales in September 2001 over September 2000.

     The Company's inventory balance at the end of the third quarter of 2001 increased $4.8 million or 3.9% when compared to the end of the third quarter of 2000. This increase primarily is attributed to lumber inflation in the third quarter as well as increased manufacturing plant sales related to the Company's strategic goal to increase the volume of internally manufactured building components. Accounts payable at September 29, 2001 decreased approximately $1.3 million, or 2.0% from September 23, 2000.

     The Company's capital expenditures consist primarily of the construction of storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company also may make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. In the first nine months of 2001 the Company spent $6.3 million on capital expenditures, excluding acquisitions, as compared to $6.7 million for the same period in 2000. In April 2001, the Company acquired the real estate and other assets of a local lumber distributor in Kenvil, New Jersey for approximately $1.6 million, of which $0.7 million was paid in cash and $1.0 million in a three-year purchase money mortgage. The purpose of the acquisition is to relocate an existing lumber and distribution center from a nearby leased location. Under the Company's bank revolving credit agreement, capital expenditures during 2001 are currently limited to $9.0 million. In addition to capital expenditures, this revolving credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

     The Company maintained excess availability under its revolving line of credit throughout the first nine months of 2001. At the end of the first nine months of 2001 total borrowings under the revolving line of credit were $55.9 million higher than at the end of the first nine months of 2000. This increase includes the unamortized portion of the term loan of $47.4 million. Under the current terms of the Company's bank revolving credit agreement the Company believes that it will continue to have sufficient funds available for its anticipated operations and capital expenditures. At September 29, 2001, $169.7 million was outstanding under the Company's revolving line of credit. The unused availability was approximately $34.2 million. Covenants under the amended and restated credit agreement require, among other things, that the Company maintain unused availability under the revolving line of credit of at least $25.0 million. In addition, the agreement restricts, among other things, capital expenditures, the incurrence of additional debt, asset sales, dividends, investments, and acquisitions. Furthermore, the amended and restated credit agreement considers a change in control, as defined, as an event of default. On May 14, 2001, the Company amended the credit agreement to reduce the level of net worth required on March 31, 2001. On August 13, 2001 the Company amended the credit agreement to remove the net worth covenant, increase the required minimum unused availability from $15 million to $25 million, and to allow for certain corporate structure changes. The Company was in compliance with all covenants as of September 29, 2001. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Taxes".

     On November 21, 2000, the Company commenced a cash tender offer for its outstanding 11-5/8% Senior Subordinated Notes due 2003, at a substantial discount from face value. The offer expired on December 20, 2000, and on December 26, 2000 the Company redeemed $36.0 million of notes tendered (the "Redemption").

     To provide the funds necessary to complete the Redemption, the Company entered into an amended and restated credit agreement with its existing bank group on December 13, 2000. The amended and restated credit agreement, among other things, increased the total commitment to $251.7 million, removed the seasonal reduction in borrowing capacity provided for in the previous credit agreement, increased both the base rate and LIBOR-based borrowing spreads, and extended the final maturity of the revolving credit agreement to June 30, 2005. A portion of the credit facility was provided as a one-time term loan in the principal amount of $51.7 million that requires quarterly principal payments beginning on March 31, 2001. The term loan contains provisions for mandatory principal prepayments in the event that the Company receives cash in connection with certain transactions, as defined.

     A commitment fee of 0.38% is payable on the unused amount of the amended and restated revolving line of credit. Interest on amounts outstanding under the amended and restated revolving line of credit bear interest at a spread of 0.75% above the base rate of Fleet National Bank (Fleet Base rate was 6.75% at September 29, 2001) or 2.75% above the applicable LIBOR rate (30 day LIBOR rate was 2.56% at September 29, 2001). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At September 29, 2001, the Company had designated $5.2 million and $117.0 million as base rate and LIBOR borrowings, respectively. The amount outstanding under the term loan portion, $47.4 million, bears interest at a spread of 3.00% above the applicable LIBOR rate. Interest is generally payable monthly.

     The Company has entered into an interest rate swap agreement that effectively fixes the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread on $40.0 million of the Company's amended and restated term loan portion of its borrowings. The interest rate swap agreement expires in February 2002.

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

Interest Rate Risk
------------------

     On December 13, 2000 the Company entered into an amended and restated credit agreement with its existing bank group to provide the funds necessary to complete the redemption of a portion of the Company's 11-5/8% Senior Subordinated Notes due 2003. The amended and restated credit agreement, among other things, increased the total commitment to $251.7 million, removed the seasonal reduction in borrowing capacity provided for in the previous credit agreement, increased both the base rate and LIBOR-based borrowing spreads, and extended the final maturity of the revolving credit agreement to June 30, 2005. A portion of the credit facility was provided as a one-time term loan in the principal amount of $51.7 million that requires quarterly principal payments beginning on March 31, 2001. Interest on amounts outstanding under the amended and restated revolving line of credit bear interest at a spread of 0.75% above the base rate of Fleet National (Fleet Base rate was 6.75% at September 29, 2001) or 2.75% above the applicable LIBOR rate (30 day LIBOR rate was 2.56% at September 29, 2001). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At September 29, 2001, the Company had designated $5.2 million and $117.0 million as base rate and LIBOR borrowings, respectively. The amount outstanding under the term loan portion, $47.4 million, bears interest at a spread of 3.00% above the applicable LIBOR rate.

     The Company has entered into an interest rate swap agreement that effectively fixes the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread on $40.0 million of the Company's term loan portion of its borrowings. The interest rate swap agreement expires in February 2002.

     Based on the Company's average borrowings under its revolving credit agreements during 2001, including amounts outstanding under the term loan portion and net of the impact of the interest rate swap agreement described above, a hypothetical 25 basis point movement in the base rate or LIBOR rate would result in an approximate $187,000 annualized increase or decrease in interest expense.

     The fair value of the  Company's  outstanding  11 5/8% Senior  Subordinated
Notes was $41.6 million at September 29, 2001 and $38.3 million December 30, 2000. Assuming a hypothetical 100 basis point decrease in the yield to maturity of the outstanding notes at September 29, 2001, the fair value of the fixed rate debt would have increased by $0.5 million.

Commodity Price Risk
--------------------

     The Company uses financial instruments from time to time to hedge against future lumber price fluctuations. These instruments are purchased to protect long-term pricing commitments on specific future customer purchases. While lumber futures contracts are entered on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At September 29, 2001 the Company had no swap arrangements outstanding.

     For additional  discussion,  reference is made to information  contained in
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed as part of the Company's Form 10-K as of December 30, 2000.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     The Company is the defendant in an arbitration claim filed with the American Arbitration Association on July 17, 2001 by David T. Krawczyk, the former President and Chief Operating Officer of the Company. Mr. Krawczyk claims he was constructively terminated by the Company as the result of certain actions and directions given to him which were inconsistent with his position, duties and responsibilities. Mr. Krawczyk claims that as a result of this alleged constructive termination, he is entitled to receive a Special Severance Bonus of $1,000,000 pursuant to the Company's Special Severance and Stay Incentive Bonus Plan (the"Plan"). The Company has defended the action and although it believes that Mr. Krawscyk was not entitled to any Special Severance Bonus, the Company has elected to pay the Special Severance Bonus to Mr. Krawczyk because it believes that the cost associated with the obligation of the Company to pay Mr. Krawczyk's attorneys fees with respect to such litigation could equal or exceed his claim.



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         NONE

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


Date:  November 13, 2001