Form 10-K
period 2001-12-29
WICKES INC
filed 2002-03-29
CIK 910620

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 29, 2001

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     As of February 28, 2002, the Registrant had 8,285,026 shares of Common Stock, par value $.01 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the Nasdaq National Market of Common Stock on that date) held by nonaffiliates was approximately $8,800,000 (includes the market value of all such stock other than shares beneficially owned by 10% stockholders, executive officers and directors).

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Stockholders tentatively scheduled to be held on May 21, 2002, are incorporated by reference into Part III hereof, as more specifically described herein.


                                                TABLE OF CONTENTS
                                                -----------------
                                                                                                       Page No.
                                                                                                       --------
                                                      PART I
                                                      ------


Item 1.    Business......................................................................................3
Item 2.    Properties...................................................................................20
Item 3.    Legal Proceedings............................................................................21
Item 4.    Submission of Matters To a Vote
                of Security Holders.....................................................................22


                                                      PART II
                                                      -------

Item 5.    Market For Registrant's Common Equity
                and Related Stockholder Matters.........................................................23
Item 6.    Selected Financial Data......................................................................23
Item 7.    Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations...........................................................................27
Item 7A.   Quantitative and Qualitative Disclosures
                About Market Risk.......................................................................42
Item 8.    Financial Statements and Supplementary Data..................................................43
Item 9.    Changes In and Disagreements With Accountants
                On Accounting and Financial Disclosure..................................................43


                                                     PART III
                                                     --------

Item 10.  Directors and Executive Officers
                of the Registrant.......................................................................44
Item 11.  Executive Compensation........................................................................44
Item 12.  Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters..........................................44
Item 13.  Certain Relationships and Related Transactions................................................44


                                                      PART IV
                                                      -------

Item 14.  Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K.................................................................45

SIGNATURES..............................................................................................46

                                                      PART I
                                                      ------

Item 1. BUSINESS.
-----------------

     Wickes Inc. ("Wickes") and its subsidiaries (Wickes and its subsidiaries are collectively referred to as "the Company") are a leading supplier of building materials and manufacturer of building components in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling ("R&R") contractors and, to a lesser extent, project do-it-yourself consumers ("DIY's") involved in major home improvement projects. At December 29, 2001, the Company operated 98 sales and distribution facilities, as well as 26 component manufacturing facilities that produce and distribute roof and floor trusses, framed wall panels, and pre-hung door units principally in the Midwest, Northeast, and Southern regions of the United States.


Background
----------

     The Company was formed in 1987 as a Delaware corporation. In June 1997, the Company changed its corporate name to "Wickes Inc." The Company has and continues to conduct its primary operations under the "Wickes Lumber" name.

     In April 1988, the Company completed the acquisition of the Wickes Lumber Company, which opened its first lumber and building materials operations in 1952, from Wickes Companies, Inc. The acquisition included 223 sales and distribution centers and 10 component manufacturing facilities. In subsequent periods the Company modified its operations to reduce its number of sales and distribution centers to the current 98 and to strategically grow its component manufacturing capabilities to 26 locations.

     For further information see "Business Strategy".


Industry Overview
-----------------

     According to the Home Improvement Research Institute ("HIRI") (an independent research organization for manufacturers, retailers and wholesalers allied to the home improvement industry), sales of home improvement products (defined as lumber, building materials, hardware, paint, plumbing, electrical, tools, floor coverings, glass, wallpaper, and lawn and garden products) associated with the maintenance and repair of residential housing and new home construction were estimated to be $275.6 billion in 2001. Despite some consolidation over the last ten years, particularly in metropolitan areas, the building material industry remains highly fragmented. The Company believes that no building material supplier accounted for more than 19.5% of the total market in 2001.

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

     Industry sales are significantly linked to the level of activity in the residential building industry, which tends to be cyclical and seasonal due to weather. New residential construction is determined largely by household formations, interest rates, housing affordability, availability of mortgage financing, regional demographics, consumer confidence, job growth, and general economic conditions. According to the U.S. Bureau of the Census, U.S. housing starts were 1.47 million in 1997, 1.62 million in 1998, 1.66 million in 1999,
1.57 million in 2000 and 1.60 million in 2001. The Blue Chip Economic Indicators Consensus Forecast, dated March 10, 2002, projects 2002 housing starts to be
1.58 million, down slightly from housing starts in 2001. In 2001, housing starts in the Company's primary geographical market, the Midwest, increased 4.0% over housing starts in that region in 2000. The Company's two other geographical markets, the Northeast and South, experienced a decrease in 2001 housing starts of 3.2% and an increase of 2.5%, respectively, from housing starts in the prior fiscal year. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, increased by 3.6% to
1.27 million starts in 2001 from 1.23 million starts in 2000.

     Repair and remodeling expenditures tend to be less cyclical than new residential construction. These expenditures generally are undertaken with less regard to economic conditions, but both repair and remodeling projects (including projects undertaken by DIY's) tend to increase with increasing sales of both existing and newly constructed residences. HIRI estimates that sales of home improvement products to repair and remodeling professionals represented $52.7 billion, or approximately 19.1% of total 2001 sales of the building material supply industry, while direct sales to DIY's amounted to $133.1 billion or 48.3% of such sales.
                                       4

Business Strategy
-----------------

     General
     -------

     The Company's mission is to be the premier provider of building materials and services and manufacturer of value-added building components to the professional segments of the building and construction industry.

     The Company targets five customer groups: the production or volume builder; the custom builder; the tradesman; the repair and remodeler; and the commercial developer. Its marketing approach encompasses three channels of distribution; large metropolitan areas or "Major Markets", smaller rural and semi-rural areas or "Conventional Markets", and commercial, direct ship and turnkey construction or "Wickes Direct". In Major Markets, the Company serves the national, regional, and large local builder with a total solutions approach and specialized services. In Conventional Markets, the Company provides the smaller builder with tailored products and services. In Wickes Direct, the Company provides materials flow and logistics management services to commercial customers. The Company also serves building professionals through its network of 26 component manufacturing facilities that produce value-added, wood framed wall panels, roof and floor truss systems, and pre-hung interior and exterior doors.

     In 1999, the Company introduced its "Build 2003" program that outlined its seven corporate objectives, using 1998 results as a performance baseline. These are: (1) generate a compounded annual sales growth rate of at least 6%; (2) internally manufacture 75% of the Company's wall panels, roof and floor trusses, and pre-hung doors distributed; (3) increase EBITDA (see Part II, Item 6 for the definition of "EBITDA") as a percentage of net sales to a minimum of 4.2%; (4) improve debt-to-equity ratio and achieve 1:1 debt-to-equity by year-end 2003;
(5) generate a return on capital employed in excess of the Company's peer group;
(6) extend its earnings season; and (7) provide consistency in earnings growth.

     In 2001, the Company's management developed a plan to reorganize and improve productivity and performance. The results have shown and are expected to continue to show reductions in administrative expense, marketing expense, headcount and the elimination of non-strategic operating units. As part of this reorganization, the Company has and intends to relaunch a number of its previous initiatives including tool rental, installed products and manufactured components throughout 2002. In addition, the Company will work to implement sales planning tools and technology to support efforts to retain and grow customer relations. Also, management is requiring the operating units to adhere to stricter standards in customer profitability, labor productivity and working asset turnover, that management believes will form the basis for a successful building materials business.

     Major Markets
     -------------

     The Company operates in 22 Major Markets, which are served by 32 sales and distribution facilities. In this market group, the Company targets the national top 400 builders, both regional and large local builders with specialized services and a total solutions approach, including its unique "Frame A Home in A Day" program in six markets. These facilities are designed, stocked and staffed to meet the needs of the particular markets in which they are located. Major Markets also are served by all of the Company's manufacturing facilities.

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

     The Company's operations in Major Markets contributed approximately 42.7% of the Company's net sales in 2001, compared to 42.6% in 2000 and 44.3% in 1999.

     Conventional Markets
     --------------------

     At  December  29,  2001,  the Company  operates  66 sales and  distribution facilities in small, rural Conventional Markets, where Wickes targets the smaller building professionals such as single-family residential contractors and R&R contractors with tailored products and services. Wickes provides a service offering mix that includes tool rental, specialized delivery, and installation services. The Company typically is the market leader in these fragmented, relatively slow growth markets of populations generally below 100,000. The Company believes it possesses a significant competitive advantage in rural markets and small communities where it primarily competes with local, independent lumberyards and regional building chains.

     Since the beginning of 1997, the Company has completed re-merchandising and re-marketing programs ("Resets") in 16 sales and distribution facilities located in Conventional Markets. These programs typically include upgrading of the showroom layout and product presentation; expansion of product assortments, typically adding a significant number of stock keeping units ("SKU's") with a view towards achieving category dominance in the market; and increasing service offerings such as installed sales, tool rental, specialized delivery services and additional in-store sales specialists. The Company's manufacturing operations also provide significant support for the Company's Conventional Market sales activities, particularly through the manufacture of pre-hung interior and exterior doors.

     The Company's operations in Conventional Markets contributed approximately 57.3% of the Company's net sales in 2001, compared to 57.4% in 2000 and 55.7% in 1999.

     Wickes Direct
     -------------

     Wickes Direct focuses on the large volume needs of commercial builders, much of which are shipped directly from the manufacturer to the customer's job site. This marketing group concentrates on five specific types of commercial wood projects: assisted care facilities, extended care facilities, hotels/motels (three stories and under), restaurants, and multi-family housing selling from both Major Markets and Conventional Markets facilities. In addition to selling building materials and engineered wood components, Wickes Direct provides building design, value-added engineering processes, estimating, logistics, and material delivery services to large customers anywhere in the world, all accomplished without the need for a physical facility close to the customer. Wickes Direct has project sales specialists that focus exclusively on selling building solutions to the commercial developers. Wickes Construction Services, launched in 2000, is a hybrid construction group that provides turnkey framing services, bids, contracts, and takeoffs, and provides installation labor and general contractor services for Wickes Direct customers.

     Manufacturing Operations
     ------------------------

     At  December  29,  2001,  the  Company  owned  and  operates  26  component
manufacturing   facilities   that   supplied  the   Company's   customers   with
higher-margin, value-added products such as framed wall panels, roof and floor trusses, and pre-hung interior and exterior doors. One location was closed in 2001. These facilities include 17 stand-alone operations as well as nine additional operations that exist at the Company's sales and distribution facilities. Value-added component manufacturing is an important element supporting the Company's Major Markets, Conventional Markets and Wickes Direct. In Major Markets, manufacturing provides key support to Wickes' position as a value-added partner, including its "Frame A Home In A Day" concept. In Conventional Markets, trusses, panels, and pre-hung doors are sold to local builders. For Wickes Direct, manufactured components, particularly framed wall panels, provide an important value-added element. The Company believes that these engineered products improve customer service and provide an attractive alternative to job-site construction. In 2001, 2000 and 1999, the Company internally manufactured approximately 58.2%, 56.7% and 50.9%, respectively, of its total building components distributed.

     Other Initiatives
     -----------------

     Since 1997, the Company has also initiated several other programs to supplement its Major Markets and Conventional Markets.

     The Company's tool rental program was developed to rent specialized, professional quality tools and equipment to customers in need of equipment for unique or short-term projects. The program is designed to attract new customers as well as to provide the Company with an opportunity to supply current customers with a greater portion of their total construction needs and to enhance building materials sales from new customers interested in the tool rental program. The program is in place in 30 sales and distribution facilities, and the Company is relaunching this program in 2002 with new operating standards and income benchmarks to enhance profitability.

     The Company's installed insulation program consists of specially trained installation crews using specialized equipment and vehicles to install blown and batt insulation in new construction or major renovations. Installed insulation is one of the value-added services that the Company believes it provides on a cost-effective basis to meet its customers' needs. The installed insulation program is operating in 55 sales and distribution facilities at the end of 2001. Also relaunching this program in 2002, the Company will require consistent operating standards and high-income contribution from this value-added program.

     In 2000, the Company initiated installed siding and gutter programs to further service its Major Markets and Conventional Markets strategies. Like the installed insulation program, siding and gutters are installed with specially trained crews equipped with specialized tools and vehicles. At the end of 2001, the Company had 11 installed siding and 5 installed gutter locations in operation

     The Company currently has in place an Internet and software strategy designed to provide enhanced service levels to its customers. Employed correctly and integrated properly, Internet and software technology will broaden the base of products offered and the ability to service new and existing customers over the long-term. The Company has entered into several agreements with companies providing Internet based services to the construction industry. In addition, in 2000 the Company acquired Tres-Ark Enterprises, Inc., the developer of a software package ("BuilderCentral 2000(TM)") designed to provide professional building contractors an enterprise system to manage their construction projects. (See also Note 4 to the Consolidated Financial Statements).

     BuilderCentral 2000 is an integrated software system designed to assist the professional builder in managing its construction business. It consists of four integrated modules representing: (1) construction management, (2) accounting and finance, (3) project estimating capabilities, and (4) on-site hand-held applications. The Company continues to develop and improve interfaces that allow BuilderCentral 2000 to streamline information from the builder to the Wickes distribution facility. In 2001 a new application was introduced to provide a direct Internet link to the builders' customized Wickes bill of materials, pricing and trade account for online ordering.

     In March 2000, the Company entered into an agreement with Buildscape, Inc., an entity affiliated with Riverside Group, Inc. and Imagine Investments, Inc., each of which may be deemed an affiliate of the Company. Pursuant to this agreement, the Company and Buildscape, Inc. are jointly conducting an Internet distribution program. Buildscape(R) is an Internet service designed for builders that allows the Company's customers to buy products and materials from Wickes and other suppliers. It provides real-time online access to the professional builders' specific Wickes price list, bill of materials and trade account. It also provides job management tools to help keep projects on time and on budget. Additionally, the system is accessible by wireless devices. Wickes' sales through the Buildscape site were $23.8 million in 2001.

     Acquisition Strategy
     --------------------

     The Company intends to complement its existing operations through acquisitions, as attractive opportunities present themselves. The Company made four acquisitions of component facilities during 1999. In January, the Company acquired the assets of a wall panel manufacturer located in Cookeville, Tennessee. In March, the Company acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels located in Bear, Delaware. In October, the Company acquired the assets of Advanced Truss Systems, Inc. of Kings Mountain, North Carolina. Advanced Truss Systems is a manufacturer of engineered wood trusses servicing the greater Charlotte, North Carolina market. In November, the Company acquired the assets of United Building Systems, Inc. of Lexington, Kentucky. United Building Systems is a manufacturer of wall panels and roof and floor trusses in the Lexington market.

     There were no acquisitions of component manufacturing operations in 2000. However, there was one plant addition to supplement the Wisconsin market that went into operation at the end of 2000 and the development of wall panel production capabilities at a distribution center earlier in the year.

     In addition, in 2000 the Company acquired Tres-Ark Enterprises, Inc., the developer of a software package ("BuilderCentral 2000(TM)") designed to provide professional building contractors with an enterprise system to manage their construction projects.

     During 2001, the Company acquired the real estate and other assets of a local lumber distributor in Kenvil, New Jersey. The purpose of the acquisition was to relocate an existing lumber and distribution center from a nearby leased location. In addition, the Company acquired JWatt Construction, a framing contractor for construction of residential and commercial real property. (See also Note 4 to the Consolidated Financial Statements).


Markets
-------

     The Company operates in 22 Major Markets, which are served by 32 sales and distribution facilities and 12 manufacturing facilities. The Company also operates 66 building centers in less populous areas, or Conventional Markets. For a further discussion of Major Markets and Conventional Markets see "Business Strategy."

     The following table sets forth the distribution of the Company's sales and distribution facilities located in Conventional and Major Markets, as of December 29, 2001 by size of the local market:


                                                     Number of Sales and
           Total                                   Distribution Facilities
        Households in                       Conventional                 Major
     Thirty Mile Radius                       Markets                   Markets
     ------------------                       -------                   -------

      Under 50,000                                16                        0
      50,000-100,000                              15                        2
      100,000-250,000                             20                       10
      250,000-500,000                             12                        9
      500,000 and over                             3                       11
                                                  --                       --
      Total                                       66                       32
                                                  ==                       ==




    Geographical Distribution
     -------------------------

     The Company's 98 sales and distribution facilities are located in 23 states in the Midwest, Northeast and South. The Company's 26 component manufacturing operations also are located in certain of these states and in Delaware. The Company believes that its geographic diversity generally lessens the impact of economic downturns and adverse weather conditions in any one of the Company's geographic markets. The following table sets forth certain information with respect to the locations of the Company's sales and distribution facilities as of December 29, 2001:




                     Midwest                                   Northeast                            South
                     -------                                   ---------                            -----
                    Number of                                  Number of                          Number of
                    Sales and                                  Sales and                          Sales and
                  Distribution                                Distribution                       Distribution
  State            Facilities            State                Facilities         State            Facilities
  -----            ----------            -----                ----------         -----            ----------

Michigan                 29            Pennsylvania                 5          Alabama                  3
Wisconsin                14            New York                     3          Kentucky                 3
Indiana                  11            Maine                        2          Texas                    2
Ohio                      5            New Hampshire                2          Florida                  2
Illinois                  3            Connecticut                  1          Mississippi              2
Colorado                  3            New Jersey                   1          North Carolina           2
                         --            Massachusetts                1          Georgia                  1
                                       Maryland                     1          Louisiana                1
                                                                   --          Tennessee                1
                                                                                                       --
        Total            65                     Total              16                   Total          17
                         ==                                        ==                                  ==

     Facilities Opened, Closed and Consolidated
     ------------------------------------------

     During 1999 the Company acquired four manufacturing facilities. See "Business Strategy -Acquisition Strategy." There were no acquisitions of component manufacturing operations in 2000. However, there was one plant addition to supplement our Wisconsin market that went into operation at the end of 2000 and the development of wall panel production capabilities at a distribution center earlier in the year. During 2001 the Company closed distribution centers in Allentown, PA and Aurora, IL, closed a plant in Cookeville, TN, closed and consolidated its Niles, MI distribution center into its Mishawauka, IN distribution center and acquired a distribution center in Kenvil, NJ to relocate its Succasunna, NJ distribution center. Through February 28, 2002 the Company has sold 3 distribution centers; Pearl, MS, Pascagoula, MS, Baton Rouge, LA. and one manufacturing plant, Ocean Springs, MS, as well as closed one distribution center in Wilkes Barre, PA.

     The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by the Company from December 26, 1998 through February 28, 2002.





                                            Sales and               Component
                                           Distribution           Manufacturing
                                            Facilities             Facilities
                                            ----------             ----------

As of December 26, 1998                        101                     12

     Expansion                                                          1
     Acquisition                                --                      4
                                               ---                    ---
As of December 25, 1999                        101*                    17

     Expansion                                                          1
     Acquisition                                --                     --
                                               ---                    ---
As of December 30, 2000                        101*                    18
                                               ===                    ===

     Acquisition                                 1                     --
     Closings                                   (2)                    (1)
     Consolidations                             (2)                    --
                                                ---                    ---
As of December 29, 2001                         98                     17

     Sold                                       (3)                    (1)
     Closings                                   (1)                    --
     Consolidations                            (--)                    --
                                               ---                    ---
As of February 28, 2002                         94                     16


*As of the fiscal year-end for 2001, 2000 and 1999, respectively, there were nine, nine and eight additional component manufacturing facilities located in existing sales and distribution facilities.


Customers
---------

     The Company has a broad base of customers, with no single customer accounting for more than 1.9% of net sales in 2001. In 2001, 87.1% (compared with 86.9% in 2000) of the Company's sales were on trade credit, with the remaining 12.9% as cash and credit card transactions.

     Home Builders
     -------------

     The Company's primary customers are single-family home builders. In 2001, all home builder customers accounted for 63.1% of the Company's sales, compared with 61.8% in 2000. The majority of the Company's sales to these customers are of high-volume commodity items, such as lumber, building materials, and manufactured housing components. The Company will continue its intense focus on this customer segment, offering new products and developing additional services to meet their needs.

     Commercial / Multi-family Contractors
     -------------------------------------

     Wickes Direct concentrates on sales to commercial contractors (primarily those engaged in constructing motels, restaurants, nursing homes, extended stay facilities, and similar projects) and multi-family residential contractors. Sales to these customers are made on a direct ship basis, as well as through the Company's sales and distribution facilities. In 2001, sales to these customers accounted for approximately 18.6% of the Company's sales, compared with 19.3% in 2000. The Wickes Direct program is closely integrated with the Company's component manufacturing operations.

     Repair & Remodelers
     -------------------

     In 2001, R&R customers accounted for approximately 9.2% of the Company's sales, compared with 9.1% in 2000. The R&R segment consists of a broad spectrum of customers, from part-time handymen to large, sophisticated business enterprises. Some R&R contractors are involved exclusively with single product application, such as roofing, siding, or insulation, while some specialize in remodeling jobs, such as kitchen or bathroom remodeling or the construction of decks, garages, or full room additions. The Company offers the product and project expertise, special order capability, design assistance, and credit terms to serve the widely varying needs of this diverse market.

     DIY's
     -----

     Sales to DIY's (both project and convenience) represented about 9.1% of the Company's sales in 2001, compared with 9.7% in 2000. The percentage of sales to DIY's varies widely from one sales and distribution facility to another, based primarily on the degree of local competition from warehouse and home center retailers. The Company's sales and distribution facilities do not have the large retail selling spaces or broad product assortments of the major warehouse or home center retailers. For small purchases, the facilities' showrooms serve as a convenience rather than a destination store. Consequently, the Company's focus on consumer business is toward project DIY's -- customers who are involved in major projects such as building decks and storage buildings or remodeling kitchens and baths.


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

     In both Conventional and Major Markets, the Company's primary link to the building professional market is its experienced sales staff. As of February 28, 2002 the Company's 332 outside sales representatives ("OSR's") are commissioned sales persons who work with professional customers on an on-going basis at the contractors' job sites and offices. Typically, a sale to a contractor is made through a competitive bid prepared by the OSR from plans made available by the contractor. From these plans, the OSR or sales support associate prepares and provides to the contractor a bid and a complete list, or "take-off," of the materials required to complete the project. Preparation of a take-off requires significant time and effort by trained and experienced sales representatives and support associates. The Company has equipped most of its sales and distribution facilities with a computerized system that significantly reduces the time required to prepare take-offs. In addition, this system instantly recalculates changes and automatically includes add-on products needed to complete the project, which generally improves productivity, sales and margins. The ability of the OSR to provide prompt and accurate take-offs, to arrange timely deliveries, and to provide additional products or services as necessary is an important element of the Company's marketing strategy and distinguishes the Company from many of its competitors.

     As of February 28, 2002 the Company employed 107 specialty salespeople in its sales and distribution facilities who provide expert advice to customers in project design, product selection and applications. A staff of 30 trained R&R sales specialists offer special services to R&R contractors, equivalent to that accorded home builders. In many of its sales and distribution facilities, the Company maintains separate R&R offices. The Company currently has kitchen and bath departments in most of its sales and distribution facilities and has a staff of 72 kitchen and bath specialists. The Company also employs 5 sales specialists in other departments.

     The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Approximately 87.1% of the Company's sales during 2001 were on credit, with the remaining 12.9% consisting of cash or credit card sales. Overall credit policy is established at the corporate level, with each sales and distribution facility manager and a district credit manager responsible for the administration and collection of accounts. The accounts generally are not collateralized, except to the extent the Company is able to take advantage of the favorable materialmen's lien laws of most states applicable in the case of delinquent accounts.

     The Company operates a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of the Company's products. As of February 28, 2002, the fleet included approximately 197 heavy duty trucks, 89 of which provide roof-top or second story delivery and 56 other vehicles equipped with truck mounted forklifts. In addition, the Company's fleet includes 448 medium duty trucks, 502 light duty trucks and automobiles, 538 forklifts, 109 specialized millwork delivery vehicles, and 62 vehicles equipped to install blown insulation. The Company will continue to add these specialized vehicles to other markets where there is sufficient demand for such services.

     Over the past several years, the Company has installed and will continue to increase its base of computer-aided design hardware and software. These systems include design and take-off software for kitchens, decks, outbuildings, additions and houses. With these tools, sales representatives and specialists are able to provide customers with professional-quality plans, in an efficient manner.

     In 1997, the Company began an equipment rental program at 25 of its sales and distribution facilities. Under this program, the Company rents specialized, professional quality tools and equipment to customers in need of equipment for unique or short-term projects. The program is in place in 30 sales and distribution facilities and the Company is relaunching this program in 2002 with new operating standards and income benchmarks to enhance profitability.

     In 1997, the Company also began its installed  insulation program.  Through the use of specialized equipment and vehicles and its specially trained installation crews, the Company installs blown and batt insulation in new or existing construction. There are 55 sales and distribution facilities that offer this service. Also relaunching this program in 2002, the Company will require consistent operating standards and high-income contribution from this value-added program.

     In 2000, the Company initiated its installed aluminum siding and gutter programs in several of its sales and distribution centers. Currently, it is operating 11 installed siding and five installed gutter programs with continued plans for expansion.

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

     The Company's showrooms generally feature product presentations such as kitchen, bath, door and window displays. The showrooms are regularly re-merchandised to reflect product trends, service improvements and market requirements. During 1999, the Company completed Resets in two facilities; in 2000, two facilities, and in 2001 one facility was completed. Since the beginning of 1997, the Company has completed Resets in 16 sales and distribution facilities located in Conventional Markets. Additional showroom improvements are contemplated for 2002 and future years.

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


Products
--------

     To provide its customers with the quality products needed to build, remodel and repair residential and commercial properties, the Company offers a wide variety of building products and the ability to special order additional products. The Company believes that these special order services are extremely important to its customers, particularly the building professional. In 2001, approximately 37% of the Company's sales were of special order items, compared with 35% in 2000. Each of the Company's sales and distribution facilities tailors its product mix to meet the demands of its local market.

     The Company categorizes its product sales (excluding Tool Rental, Installed Programs and other service-related revenues), which aggregate approximately 95%, 96% and 97% of the Company's net sales in 2001, 2000 and 1999, respectively, into four groups. These include Wood Products (lumber, plywood, treated lumber, sheathing, wood siding and specialty lumber); Building Products (roofing, vinyl siding, doors, windows, mouldings, and insulation); Hardlines (hardware products, paint, tools, kitchen and bathroom cabinets, plumbing products, electrical products, light fixtures and floor coverings); and Manufactured Housing Components (roof and floor trusses, and interior and exterior wall panels). Wood Products, Building Products, Hardlines, and Manufactured Housing Components represented 34.8%, 36.8%, 10.4% and 18.0% of the Company's product sales respectively, for 2001 and 36.7%, 35.6%, 10.5% and 17.2% for 2000,
respectively.


Manufacturing
-------------

     The Company operates 26 component manufacturing facilities that supply the Company's customers with higher-margin, value-added products such as framed wall panels, roof and floor trusses, and pre-hung interior and exterior doors. These facilities include 17 stand-alone operations as well as nine additional operations that exist at the Company's sales and distribution facilities. These manufacturing operations enable the Company to serve the needs of its professional customers for such quality, custom-made products. In 2001, the Company's manufacturing operations supplied approximately 58.2% of the framed wall panels, roof and floor trusses, and pre-hung doors sold by the Company. The Company believes that these value-added, engineered manufactured products improve customer service and provide an attractive alternative to job-site construction. As resources permit, the Company plans to expand its manufacturing facilities to take advantage of these increased opportunities and to supply a greater number of its sales and distribution facilities with these products.


Suppliers and Purchasing
------------------------

     The Company purchases its products from numerous vendors. The great majority of commodity items are purchased directly from mills and manufacturers, while the remaining products are purchased from a combination of manufacturers, wholesalers and other intermediaries. No single vendor accounted for more than 4.7% of the Company's purchases in 2001 and the Company is not dependent upon any single vendor for any material product. The Company believes that alternative sources of supply are readily available for substantially all of the products it offers.

     The majority of the Company's commodity purchases are made on the basis of individual purchase orders rather than longer-term supply contracts. In certain product lines, though, the Company has negotiated some advantageous volume pricing agreements for a portion of the product line's purchases. Because approximately 54% of the Company's annual sales consist of commodity wood products, drywall and manufactured housing components, all of which are subject to price volatility, the Company attempts to match its inventory levels to short-term demand in order to minimize its exposure to price fluctuations. In addition, the Company enters into futures contracts to hedge longer-term pricing commitments. The Company has developed an effective coordinated purchasing program that allows it to minimize costs through volume purchases, and the Company believes that it has greater purchasing power than many of its smaller, local independent competitors. The Company seeks to develop close relationships with its suppliers in order to obtain favorable pricing and service arrangements.

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

Environmental and Product Liability Matters
-------------------------------------------

     Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been decommissioned or removed. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company, the remediation of which the Company could, under certain circumstances, be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past six years.

     The Company previously had been identified as a potential responsible party in two Superfund landfill clean up sites. Both of these actions were settled for immaterial amounts.

     For  information   concerning   certain  litigation   concerning   products
containing asbestos or silica dust, see "Item 3. Legal Proceedings."

     Although the Company has not expended material amounts in the past with respect to the foregoing and expenditures in the most recent six years have been significantly reduced, there can be no assurances that these matters will not give rise to additional compliance or other costs that could have a material adverse effect on the Company.


Employees
---------

     As of February 28, 2002, the Company had 3,222 employees, of whom 2,935 were employed on a full-time basis. The number of employees generally fluctuates with the seasonal nature of the Company's business. The Company believes that it has maintained favorable relations with its employees. None of the Company's employees are covered by a collective bargaining agreement.


Safety
------

     Wickes Lumber is committed to the safety and well being of our employees, customers and the communities we serve. One of the cornerstones of our safety program is "Build on Safety," an innovative employee training and awareness program conceived by Wickes' Corporate Safety Committee. "Build on Safety" was launched in April 2001 and has established safety standards and processes for all aspects of our business. It has also provided critical safety training for every manager and employee. "Build on Safety" fosters an environment where responsibility for safety is shared amongst all employees, with each individual having a duty and responsibility for his or her own safety, as well as for the safety of others. "Build on Safety" has helped integrate safety into our corporate culture, and we believe our commitment to the highest safety standards will be reflected in our overall corporate performance


Trademarks and Patents
----------------------

     The Company has no material patents, trademarks, licenses, franchises, or concessions other than the name "Wickes Lumber" , the "Flying W" trademark,
"BuilderCentral2000"  and   "Frame-A-Home-In-A-Day".
                          _________________________

Forward-looking statements in this Item 1 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the forward-looking statements made above. These statements are based on the current plans and expectations of the Company and readers are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the effects of seasonality and cyclicality discussed under the headings "Industry Overview" and "Seasonality". Also, there are the effects of competition; interest rates and the Company's ability to service and comply with the terms of its debt; lumber prices; the success of the Company's operational initiatives; and the outcome of the contingencies discussed in Note 8 to the Consolidated Financial Statements included elsewhere herein.


Item 2. PROPERTIES.
-------------------

     As of December 29, 2001 the Company's 98 sales and distribution facilities are located in 23 states, with 65 in the Midwest, 16 in the Northeast and 17 in the South. When combined with its 26 component manufacturing operations, the Company operates in 24 states. See "Item 1. Business - Markets." The Company believes that its facilities generally are in good condition and will meet the Company's needs in the foreseeable future.

     The Company's Conventional Markets sales and distribution centers generally consist of a showroom averaging 9,600 square feet and covered storage averaging 38,400 square feet. The Company's sales and distribution facilities located in Major Markets tend to be more specialized. Since the beginning of 1997, the Company has completed Resets in 16 sales and distribution facilities located in Conventional Markets. The Company's sales and distribution facilities are situated on properties ranging from 1.0 to 28.2 acres and averaging 9.3 acres. The Company also operates 18 stand-alone component manufacturing facilities, which have an average of 40,300 square feet under roof on 6.9 acres.

     The Company owns 82 of its sales and distribution facilities and 80 of the sites on which such facilities are located. The remaining 16 sales and distribution facilities and 18 sites are leased. As of December 29, 2001, the Company also held for sale the assets of 3 closed facilities with a net book value of $1.5 million. In addition to its sales and distribution facilities, the Company operates 17 stand-alone component manufacturing plants, 12 of which are owned sites and 5 of which are on leased sites. Nine additional plants are located on sales and distribution facility sites. All of the owned properties are pledged as collateral under the Company's Amended and Restated Revolving Credit Agreement.

     For further information see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 7 to the Consolidated Financial Statements.

     The Company also owns or leases a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of the Company's products. As of February 28, 2002, the fleet included approximately 197 heavy duty trucks, 89 of which provide roof-top or second story delivery and 56 other vehicles equipped with truck mounted forklifts. In addition, the Company's fleet includes 448 medium duty trucks, 502 light duty trucks and automobiles, 538 forklifts, 109 specialized millwork delivery vehicles, and 62 vehicles equipped to install blown insulation.

     The Company leases its corporate headquarters, a portion of which is subleased, located at 706 North Deerpath Drive in Vernon Hills, Illinois.


Item 3. LEGAL PROCEEDINGS.
--------------------------

     The Company is one of many defendants in two class action suits filed in August of 1996 by approximately 200 claimants for unspecified damages as a result of health problems claimed by the Company's customer, claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, which the Company acquired from a cement plant with which the Company has no connection other than as a customer making purchases for resale. Librado
                                                                         -------
Amador,  et al. v. Alamo Concrete Products  Limited,  Wickes Lumber Company,  et
--------------------------------------------------------------------------------
al., Case No. 16696,  was filed in the 229th  Judicial  District  Court of Duval
--
County, Texas. Javier Benavides,  et al. v. Magic Valley Concrete,  Inc., Wickes
               -----------------------------------------------------------------
Lumber  Company,  et al.,  Case No.  DC-96-89  was filed in the  229th  Judicial
-----------------------
District Court of Starr County, Texas. The Company has entered into a cost-sharing agreement with its insurers, and any liability is not expected to be material.

     The Company is one of many defendants in approximately 424 actions, each of which seeks unspecified damages, in various state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 68 similar actions for insignificant amounts, and another 262 of these actions have been dismissed. None of these suits have made it to trial.

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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
------------------------------------------------------------

     None.

                                     PART II
                                     -------

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

     The Company's Common Stock is authorized for trading on the Nasdaq National Market under the trading symbol "WIKS." As of February 28, 2002 there were 8,285,026 shares outstanding held by approximately 118 stockholders of record. In addition, the Company believes approximately 2,000 additional stockholders hold their shares in street name at various brokerage houses.

     The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock as reported on the NASDAQ National Market System. Prices do not include retail markups, markdowns or commissions.

     Three Months Ended                                High               Low
     ------------------                                ----               ---
     Fiscal 2001
     -----------

     March 31                                          $5.000             $3.000
     June 30                                            4.570              4.000
     September 29                                       4.440              2.670
     December 29                                        3.080              2.370

     Fiscal 2000
     -----------
     March 25                                          $7.500             $5.000
     June 24                                            6.500              4.656
     September 23                                       6.375              4.125
     December 30                                        6.188              3.375


     The Company does not declare or pay any dividends on Common Stock due to restrictions included in its revolving credit facility and trust indenture related to the Company's 11-5/8% senior subordinated notes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Consolidated Financial Statements.


Item 6. SELECTED FINANCIAL DATA.
--------------------------------

     The following table presents selected financial data derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 29, 2001. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained elsewhere in this report.



                                           WICKES INC. AND SUBSIDIARIES
                                       SELECTED CONSOLIDATED FINANCIAL DATA
                                 (in thousands, except ratios and per share data)


                                                         Dec. 29,     Dec. 30,      Dec. 25,     Dec. 26,      Dec. 27,
                                                           2001         2000          1999         1998          1997
                                                           ----         ----          ----         ----          ----
Income Statement Data:
   Net sales                                           $1,000,999   $1,027,604   $1,087,402     $ 912,190     $ 885,901
   Gross profit                                           211,553      223,092      224,604       195,119       186,006
   Selling, general and administrative expense            194,608      199,889      185,884       166,420       167,790
   Depreciation, goodwill and trademark
        amortization                                        6,508        5,877        5,295         4,513         4,422
   Provision for doubtful accounts                          1,470          983        1,724         2,915         1,707
   Other operating income                                   4,344        3,292        4,932         6,017         9,673
   Restructuring and unusual items (1)                         -            -            -          5,932          (559)
   Severance and other items (2)                            1,744           -            -             -             -
   Income from operations                                  11,567       19,635       36,633        21,356        22,319
   Interest expense (3)                                    21,787       24,322       23,302        21,632        21,417
   Equity in loss of affiliated company                        -            -            -             -          1,516
   (Loss) income before income taxes                      (10,220)      (4,687)      13,331          (276)         (614)
   Income tax (benefit) provision                          (3,146)        (735)       5,743           689           946
   (Loss) income before extraordinary gain                 (7,074)      (3,952)       7,588          (965)       (1,560)
   Extraordinary gain, net of taxes (4)                        -         6,806           -             -             -
   Net (loss) income                                       (7,074)       2,854        7,588          (965)       (1,560)
   Ratio of earnings to fixed charges (5)                      -            -          1.48            -             -
   Interest coverage (6)                                     0.98         1.17         1.97          1.32          1.36
   Adjusted interest coverage (7)                            0.98         1.17         1.97          1.61          1.33

Per Share Data:
   Net (loss) income before extraordinary gain per
     common share - basic and diluted                      ($0.85)      ($0.48)       $0.92        ($0.12)       ($0.19)
   Net (loss) income per common share - basic              ($0.85)       $0.35        $0.92        ($0.12)       ($0.19)
   Net (loss) income  per common share - diluted           ($0.85)       $0.34        $0.91        ($0.12)       ($0.19)
   Weighted average common shares -basic                8,277,190    8,249,774    8,216.265     8,197,542     8,168,257
   Weighted average common shares -diluted              8,277,190    8,466,383    8,330,571     8,197,542     8,168,257

Operating and Other Data:
   EBITDA (8)                                          $   20,024   $   26,982   $   43,106     $  26,609     $  27,182
   Adjusted EBITDA (9)                                     21,768       26,982       43,106        32,541        26,623
   Cash interest expense (10)                              20,338       23,048       21,792        20,185        20,016
   Depreciation and amortization                            6,508        5,877        5,295         4,513         4,422
   Deferred financing cost amortization                     1,449        1,274        1,510         1,447         1,401
   Capital expenditures                                    10,269        9,734        8,624         5,854         7,758
   Same store sales growth (11)                             (1.5%)       (6.1)%        18.1%         9.0%          4.7%
   Sales & distribution centers open at end of period          98          101          101           101           111
   Net cash provided by (used in) operating activities     12,775       14,669       (9,565)          522       (20,455)
   Net cash (used in) provided by investing activities     (8,001)     ( 9,243)     (17,597)       (1,623)        6,040
   Net cash (used in) provided by financing activities     (4,818)      (5,255)      27,169         1,087        12,561

Balance Sheet data (at period end):
   Working capital                                     $  123,210   $  141,901   $  162,523     $ 135,345     $ 134,459
   Total assets                                           295,170      300,936      334,009       292,183       283,352
   Total long-term debt, less current maturities          193,253      200,403      220,742       191,961       193,061
   Total stockholders' equity                              26,771       33,896       30,819        23,148        24,001


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

(2) During 2001, the Company incurred severance and other items related to managements' reorganization initiative that resulted in a $1.7 million charge primarily relating to severance pay and distribution center closing costs. (See additional discussion in Item 7. Management's Discussion and Analysis)

(3) Interest expense includes cash interest expense and amortization of deferred financing costs (see note 10 below).

(4) As further explained in Note 7 to the Consolidated Financial Statements, on November 21, 2000 the Company commenced a cash tender offer for its outstanding 11-5/8% Senior Subordinated Notes due 2003, at a substantial discount from face value. The offer expired on December 20, 2000, and on December 26, 2000, the Company redeemed $36.0 million of notes tendered. As a result of this transaction, the Company recorded a pre-tax gain of $11.1 million, net of costs associated with the transaction. The net gain, after appropriate state and federal income taxes was $6.8 million.

(5)  For purposes of computing  this ratio,  earnings  consist of pre-tax income
     (loss) before income taxes adjusted for fixed charges. Fixed charges consist of cash interest expense, amortization of deferred financing costs, and a portion of operating lease rental expense that is representative of the interest factor attributable to interest expense. Such earnings were insufficient to cover fixed charges by $10.2 million, $4.7 million, $0.3 million and $0.8 million for the years ended December 29, 2001, December 30, 2000, December 26, 1998 and December 27, 1997, respectively.

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

(9) Adjusted EBITDA represents EBITDA (as defined in note 8 above) adjusted to exclude restructuring and unusual items, severance and other items and is used in the adjusted interest coverage ratio to reflect debt service capability before the effect of these items, and provides an additional measure of debt service capability for ongoing operations.

(10) Cash interest expense consists of interest expense less amortization of deferred financing costs. The following table details interest expense, cash interest expense, and interest paid for each of the five years ended December 29, 2001 (in thousands).


                                             2001            2000           1999           1998            1997
                                             ----            ----           ----           ----            ----
Interest expense                          $21,787         $24,322        $23,302        $21,632         $21,417
Less:
   Amortization of deferred
      financing costs                       1,449           1,274          1,510          1,447           1,401
                                            -----           -----          -----          -----           -----
Cash interest expense                      20,338          23,048         21,792         20,185          20,016

Decrease (increase) in
   accrued interest                          (880)            155           (289)           700           (225)
                                             ----             ---           ----            ---           ----

Interest paid                             $19,458         $23,203        $21,503        $20,885         $19,791
                                          =======         =======        =======        =======         =======


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

                                    Year             No. of Facilities
                                    ----            ------------------
                                    2001                  98
                                    2000                 101
                                    1999                 101
                                    1998                 101
                                    1997                 107


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
                                 OF OPERATIONS.
                                 --------------


General
-------

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. All material intercompany balances and transactions have been eliminated. The table and subsequent discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


                                                                             Years Ended
                                                                             -----------
                                                              Dec 29,           Dec. 30,         Dec. 25,
                                                                2001               2000             1999
                                                                ----               ----             ----
         Net sales                                                100.0%           100.0%            100.0%
         Gross profit                                              21.1             21.7              20.7
         Selling, general and administrative
           expense                                                 19.4             19.5              17.1
         Depreciation, goodwill and trademark
           amortization                                             0.7              0.6               0.5
         Provision for doubtful accounts                            0.1              0.1               0.2
         Severance and other items                                  0.2              0.0               0.0
         Other operating income                                    (0.4)            (0.3)             (0.5)
         Income from operations                                     1.2              1.9               3.4



     The Company's operations, as well as those of the building material industry, generally, have reflected substantial fluctuations from period to period as a consequence of various factors, including levels of construction activity, weather, prices of commodity wood products, general regional and local economic conditions, interest rates and the availability of credit, all of which are cyclical or seasonal in nature. The Company anticipates that fluctuations from period to period will continue in the future. Due to a substantial percentage of the Company's sales being attributable to building professionals, certain of these factors may have a more significant impact on the Company than on companies more heavily focused on consumers.

     The Company's first quarter and, occasionally, its fourth quarter are adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter weather conditions. In December of 2001, the Midwest and Northeast recorded above normal to record warm temperatures with normal to below normal precipitation, while during the second quarter of 2001, the Midwest and South experienced unusually wet conditions. During 2000, the Midwest and Northeast experienced mild winter weather but significant precipitation in the first quarter, and in the fourth quarter these regions experienced a more severe winter with respect to cold temperatures and snow than in the previous four years.

     The following table contains selected unaudited quarterly financial data for the years ended December 29, 2001 and December 30, 2000. Quarterly earnings
(loss) per share may not total to year-end earnings (loss) per share due to the issuance of additional shares of Common Stock during the course of the year.


                                                      QUARTERLY FINANCIAL DATA
                                                             (Unaudited)
                                                           Fiscal Quarters
                                                           ---------------
                                        (in millions, except per share data and percentages)

                                                            Income (loss)                        Basic / Diluted
                              Net Sales as a                   before                          Net income (loss)
                               % of Annual        Gross     Extraordinary     Net Income        per share before
                Net Sales       Net Sales         Profit       Item               (Loss)       Extraordinary Item
                ---------       ---------         ------       ----               ------       ------------------
2001
----
Quarter 1        $184.8           18.5%           $42.0       $(6.5)              $(6.5)       $(.78)/(.78)
Quarter 2         274.1           27.4             58.6         1.0                 1.0          .12 / .12
Quarter 3         295.3           29.5             61.3         0.7                 0.7          .08 / .08
Quarter 4         246.8           24.6             49.7        (2.3)               (2.3)        (.27)/(.27)

2000
Quarter 1        $216.5           21.1%           $46.0       $(3.2)              $(3.2)       $(.39)/(.39)
Quarter 2         280.4           27.3             60.1         1.5                 1.5          .19 / .18
Quarter 3         282.7           27.5             62.6         2.1                 2.1          .26 / .25
Quarter 4         248.0           24.1             54.4        (4.4)                2.4         (.53)/(.53)



     Each fiscal quarter in the table above represents a thirteen-week period, with the exception of Quarter 4 in 2000, which was a fourteen-week period.

     In the fourth quarter of 2000, the Company recorded an extraordinary gain on the early extinguishment of $36.0 million of its 11-5/8% Senior Subordinated Notes due in 2003. See Note 7 to the Consolidated Financial Statements included elsewhere herein for further description.

     The Company historically generates approximately 15% to 20% of its annual revenues during the first quarter of each year and records a significant net loss for this quarter. As a result of these seasonal factors, the Company's inventories and receivables reach peak levels during the second and third quarters and generally are lower during the first and fourth quarters, depending on sales volume and lumber prices.
                          ___________________________

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

2001 Compared with 2000
-----------------------

     Net Sales
     ---------

     Net sales for 2001 decreased $26.6 million, or 2.6%, to $1,001.0 million from $1,027.6 million in 2000. Sales for all facilities operated throughout both years ("same store sales") decreased 1.5%. During 2001, the Company experienced a 0.2% increase in same store sales to its primary customer, the professional home builder, and a 4.8% decrease in same store sales to commercial builders. Consumer sales declined 7.2% on a same store basis.

     Sales to building professionals as a percentage of total sales were 63.1% in 2001 compared to 61.8% in 2000. Lumber and building materials accounted for 85.3% of total sales in 2001, compared with 86.2% in 2000.

     Total housing starts in the United States increased 2.2% in 2001, and starts in the Company's primary geographical market, the Midwest, increased approximately 4.0%, from such starts in 2000. The Company's two other geographical markets, the Northeast and South, experienced a decrease in 2001 housing starts of 3.2% and an increase of 2.5%, respectively, from such starts in 2000. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, increased by 3.6% to 1.27 million starts in 2001 from 1.23 million starts in 2000.

     The Company estimates that deflation in lumber and drywall prices negatively impacted 2001 net sales by approximately $10.1 million, when compared with lumber and drywall prices during 2000. Dimensional lumber, panel products and, to an extent, drywall are commodities which cause the Company's costs to fluctuate with changing market conditions, generally tracked using the Random Lengths Framing Composite Average and the Random Lengths Panel Index for dimensional lumber and panel products, respectively. Drywall prices generally fluctuate based on availability and are tracked using producer prices. Increases in commodity prices ("lumber inflation") generally are passed on to the customer with certain lag effects, resulting in higher selling prices, or are fixed in the futures market for dimensional lumber and panel products for a small percentage of longer-term sales contracts. In periods of decreasing commodity prices ("lumber deflation"), selling prices decrease, with certain lag effects.

     Products that exhibited the greatest change in sales for the year ended December 29, 2001 versus sales of such products in 2000 were lumber and plywood (down 10.5%), drywall (down 32.5%), windows (up 5.0%), trusses (up 3.2%), and roofing (up 8.0%).

     Sales of internally manufactured building components increased to 58.2% of total distributed building components from 56.7% in the prior year. Sales of internally manufactured building components increased in 2001 3.3% from approximately $96.5 million in 2000 to approximately $99.7 million in 2001. As with dimensional lumber, sales of internally manufactured building components are impacted by the effects of lumber deflation.

     Gross Profit
     ------------

     Gross profit decreased $11.5 million to $211.6 million or 21.1% of net sales for 2001 compared with $223.1 million or 21.7% of net sales for 2000. The Company believes that deflation in lumber and drywall prices decreased the dollar value of gross profit by approximately $2.6 million for the fiscal year ended December 29, 2001. Commodity wood products, drywall and manufactured building components accounted for approximately 54.0% of sales for the year, compared with 56.1% for 2000. The gross margin for these products declined to 19.0% in 2001 from 19.1% in 2000.

     Selling, General, and Administrative Expense
     --------------------------------------------

     Total selling, general, and administrative expense ("SG&A") decreased $5.3 million or 2.6% to $194.6 million in 2001 compared with $199.9 million in 2000. SG&A decreased slightly as a percent of net sales to 19.4% compared with 19.5% of net sales in 2000.

     The decrease in SG&A primarily is attributable to reductions in labor that reduced salaries and management incentives by 1.4%, and an increase in co-operative marketing and cost recovery programs of 26.8%. These benefits were partially offset by increases in employee benefits, specifically medical and workers' compensation insurances of 31.4%, and increases in marketing of 60.6%. The Company's believes the management plan developed and put in place in the last half of 2001 to reorganize and improve productivity and performance, has resulted and should continue to result in reductions to administrative expenses, marketing expenses, insurance expenses and other SG&A expense.

     Depreciation, Goodwill and Trademark Amortization
     -------------------------------------------------

     Depreciation, goodwill and trademark amortization costs increased approximately $0.6 million or 10.7% to $6.5 million in 2001, compared with $5.9 million in 2000. The increase in depreciation primarily is due to investments in machinery and equipment at the Company's manufacturing facilities and delivery vehicles.

     Provision for Doubtful Accounts
     -------------------------------

     Provision for doubtful accounts increased to approximately $1.5 million or 0.1% of sales in 2001 from approximately $1.0 million or 0.1% of sales for 2000. The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors.

     Severance and Other Items
     -------------------------

     In 2001, the Company's management developed a plan to reorganize and improve productivity and performance. The results have shown and are expected to continue to show reductions in administrative expense, marketing expense, headcount and the elimination of non-strategic operating units. The Company incurred severance and other items of $1.7 million, primarily relating to severance pay and distribution center closing costs. As part of this reorganization, the Company has and intends to relaunch a number of its previous initiatives including tool rental, installed products and manufactured components throughout 2002. In addition, the Company will work to implement sales planning tools and technology to support efforts to retain and grow customer relations. Also, management is requiring the operating units to adhere to stricter standards in customer profitability, labor productivity and working assets turnover, that management believes will form the basis for a successful building materials business.


     Other Operating Income
     ----------------------

     Other operating income increased approximately $1.1 million or 32.0% to $4.3 million in 2001, compared with $3.3 million in 2000. Other operating income primarily includes the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivable, closed center expenses and casualty losses. During 2001, the Company sold four pieces of real estate and various fixed assets for a net gain of approximately $1.2 million. This is compared with three real estate sales and various fixed asset disposals in 2000, for a net gain of approximately $0.3 million.

     Interest Expense
     ----------------

     Interest expense decreased to $21.8 million in 2001 from $24.3 million in 2000. The Company's weighted-average interest rate on all outstanding borrowings, excluding amortization of debt issue costs, for the years ended December 29, 2001, December 30, 2000 and December 25, 1999 was approximately 8.87%, 9.96% and 9.34%, respectively.

     Income Tax Benefit before Extraordinary Item
     --------------------------------------------

     In 2001, the Company recorded a net income tax benefit of $3.1 million versus a net income tax benefit before extraordinary item of $0.7 million in 2000. An effective federal and state income tax rate of 38.9% was used to calculate income taxes for 2001 and 38.8% for 2000. In addition to the effective income tax rate, state franchise taxes of $1.1 million and $1.4 million were calculated for 2001 and 2000, respectively, and are included in the provision reported.

     The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. Management believes that it is more likely than not that the Company will receive full benefit of its net deferred tax asset and that the valuation allowance is properly stated.

     Net loss before extraordinary item
     ----------------------------------

     The Company recorded a net loss in 2001 of $7.1 million versus a net loss before extraordinary item of $4.0 million in 2000, a decline of $3.1 million. Net loss was negatively impacted by a decrease in gross profit of 5.2%, increased employee benefits, specifically workers compensation and medical costs which rose $5.0 million or 33.2%, as well as additional marketing expenditures, up $2.2 million. Results were positively impacted by a decrease in management incentives of $1.7 million, decrease in interest expense of $2.5 and an increase in the income tax benefit of $2.4 million.

     Extraordinary item
     ------------------

     As further explained in Note 7 to the Consolidated Financial Statements, on November 21, 2000 the Company commenced a cash tender offer for its outstanding 11-5/8% Senior Subordinated Notes due 2003, at a substantial discount from face value. The offer expired on December 20, 2000, and on December 26, 2000, the Company redeemed $36.0 million of notes tendered. As a result of this transaction, the Company recorded a pre-tax gain of $11.1 million, net of costs associated with the transaction. The net gain, after appropriate state and federal income taxes, was $6.8 million.


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

     Gross Profit
     ------------

     Gross profit decreased $1.5 million to $223.1 million or 21.7% of net sales for 2000 compared with $224.6 million or 20.7% of net sales for 1999. The
Company believes that deflation in lumber and drywall prices decreased the dollar value of gross profit by approximately $15.2 million for the fiscal year ended December 30, 2000. Commodity wood products, drywall and manufactured building components accounted for approximately 56.1% of sales for the year, compared with 58.9% for 1999. The gross margin for these products improved to 19.1% for 2000 versus 17.5% last year.

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

     Salaries, wages and benefits increased approximately $7.8 million or 6.1% over the prior year. Higher unit sales volumes, initiatives such as Tool Rental and Installed Programs, and higher administrative compensation and benefits, increased compensation and benefits by approximately $9.6 million or 7.8%. Offsetting these increases was a $1.4 million decrease in management incentives. In addition, the culmination of changes in the administration of vacation pay resulted in a $1.3 million improvement in SG&A expenses for 2000, following a comparable $1.0 million improvement in 1999.

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

     Net(loss) income before extraordinary item
     -------------------------------------------

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

     Extraordinary item
     ------------------

     As further explained in Note 7 to the Consolidated Financial Statements, on November 21, 2000 the Company commenced a cash tender offer for its outstanding 11-5/8% Senior Subordinated Notes due 2003, at a substantial discount from face value. The offer expired on December 20, 2000, and on December 26, 2000, the Company redeemed $36.0 million of notes tendered. As a result of this transaction, the Company recorded a pre-tax gain of $11.1 million, net of costs associated with the transaction. The net gain, after appropriate state and federal income taxes, was $6.8 million.

     Critical Accounting Policies
     ----------------------------

     Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. As discussed in Note 2 to the Company's Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; the allowance for uncollectible accounts; depreciation, amortization and recoverability of long-lived assets, including intangible assets; self-insurance and other reserves; the calculation of retirement benefits and revenue recognition. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 2 to the Company's Consolidated Financial Statements for a discussion of the Company's significant accounting policies. While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, the Company cannot guarantee that its estimates and assumptions will be accurate, which could require the Company to make adjustments to these estimates in future periods.

Liquidity and Capital Resources
-------------------------------

     The Company's principal sources of working capital and liquidity are cash flows from operations and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance accounts receivable, inventory, capital expenditures and collateral for self insurance programs.

     In 2001, net cash provided by operating activities was $13.2 million. This compares with net cash provided by operating activities of $14.9 million in 2000. The net cash provided by operations in 2001 primarily is due to a decrease in inventory and increases in accounts payables and accrued liabilities, partially offset by an increase in accounts receivable.

     Accounts receivable at the end of 2001 were $83.4 million, an increase of $6.7 million or 8.8% from 2000, primarily due to an increase in product sales of 11.9% in the month of December 2001 over last year. Inventory at the end of 2001 was $17.6 million or 14.9% lower than at the end of 2000, primarily as a result of better inventory management. Accounts payable at the end of 2001 was $44.0 million, an increase of $8.7 million or 24% from 2000, primarily due to improved terms with vendors.

     During 2001, the Company increased its capital expenditures to $10.3 million compared to $9.7 million. Investing cash flows in both years were partially offset by proceeds on the sale of fixed assets. Net cash used in investing activities in 2001 was $8.0 million compared to $9.2 million in 2000.

     The Company's capital expenditures consist primarily of the construction and maintenance of facilities for new and existing operations, the purchase of machinery and equipment for component manufacturing facilities, the remodeling of sales and distribution facilities and the purchase of equipment and management information systems. The Company may also, from time-to-time, make expenditures to establish or acquire operations to expand or complement its existing operations. The credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

     During 2001, the Company acquired the real estate and other assets of a local lumber distributor in Kenvil, New Jersey for approximately $1.6 million, of which $650,000 was paid in cash and $950,000 in a three-year purchase money mortgage. The purpose of the acquisition is to relocate an existing lumber and distribution center from a nearby leased location. In addition, the Company acquired JWatt Construction, a framing contractor for construction of residential and commercial real property, for an immaterial purchase price. The Company has accrued a liability for payments to be paid over a three-year period.

     The Company made one acquisition during 2000, acquiring TresArk Enterprises, Inc. TresArk Enterprises, Inc. is a producer of construction management software designed for lumberyards and their professional contractors and was acquired for $0.8 million, paid for in cash in 2000. The amounts previously classified as goodwill have been reclassified to software. In addition, the Company built a state-of-the-art component manufacturing facility in Mackville, WI and expanded its facility in Decatur, IL to accommodate the manufacturing of wall panels during 2000.

     At December 29, 2001 the Company operated 98 sales and distribution centers and 26 component manufacturing facilities compared with 101 sales and distribution facilities and 27 component manufacturing facilities at December 30, 2000. At December 29, 2001, there were no material commitments to third parties for future capital expenditures.

     The Company maintained excess availability under its revolving credit facilities throughout 2001. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In these same periods, the Company typically reaches its peak utilization of its revolving credit facility because of the increased inventory and receivables needed for the peak building season. At March 2, 2002, the Company had outstanding working asset borrowings of $84.6 million. The minimum availability requirement was $25.0 million and the unused availability was $31.3 million.

     The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Taxes". The Company anticipates that funds provided by operations and under this facility will be adequate for the Company's future needs.

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

     On May 14, 2001, the Company amended the credit agreement to reduce the level of net worth required on March 31, 2001. On August 13, 2001 the Company amended the credit agreement to remove the net worth covenant, increase the required minimum unused availability from $15 million to $25 million, and to allow for certain corporate structure changes. The amendment also requires the Company to maintain certain average borrowing levels. On February 28, 2002, the Company amended the credit agreement to modify the approved average borrowing levels for the next 12 months, and to reduce the capital spending limit from $9.0 million to $7.0 million for 2002. In March 2002, the Company's bank group waived compliance with sections 9.3, 9.6 and 9.10 of the amended and restated credit agreement to allow a sale-leaseback transaction on the Company's Aurora, CO. property. (See Note 7 to the Consolidated Financial Statements)

     As further explained in Note 7 to the Consolidated Financial Statements, on November 21, 2000 the Company commenced a cash tender offer for its outstanding 11-5/8% Senior Subordinated Notes due 2003, at a substantial discount from face value. The offer expired on December 20, 2000 and on December 26, 2000, the Company redeemed $36.0 million of notes tendered. As a result of this transaction, the Company recorded a pre-tax gain of $11.1 million, net of costs associated with the transaction. The net gain, after appropriate state and federal income taxes was $6.8 million.

     To provide the funds necessary to complete the Redemption, the Company entered into an amended and restated credit agreement with its existing bank group on December 13, 2000. The amended and restated credit agreement, among other things, increased the total commitment to $251.7 million, removed the seasonal reduction in borrowing capacity provided for in the previous credit agreement, increased both the base rate and LIBOR based borrowing spreads, and extended the final maturity of the revolving credit agreement to June 30, 2005. A portion of the credit facility was provided as a one-time term loan in the principal amount of $51.7 million that requires quarterly principal payments, which began on March 31, 2001. The term loan contains provisions for mandatory principal prepayments in the event that the Company receives cash in connection with certain transactions, as defined.

     A commitment fee of 0.38% is payable on the unused amount of the amended and restated credit agreement. Interest on amounts outstanding under the amended and restated credit agreement bear interest at a spread of 0.75% above the base rate of Fleet National Bank (5.50% at December 29, 2001) or 2.50% above the applicable LIBOR rate (4.69% at December 29, 2001). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At December 29, 2001, the Company had designated $21.1 million and $72.0 million as base rate and LIBOR borrowings, respectively. Amounts outstanding at December 29,2001 under the $45.3 million term loan portion bear interest at a spread of 3.00% above the applicable LIBOR rate. All interest is payable monthly.

     The Company entered into an interest rate swap agreement that effectively fixes the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread on $40.0 million of the Company's amended and restated line of credit borrowings. The interest rate swap agreement expired in February 2002.

     Substantially all of the Company's accounts receivable, inventory and general intangibles are pledged as collateral under the amended and restated credit agreement. In addition, substantially all of the Company's owned real estate assets were provided as additional collateral in connection with the term loan. Availability is limited to 85.0% of eligible accounts receivable plus 60.0% of eligible inventory, with these percentages subject to change at the permitted discretion of the agent for the lenders.

     The Company's weighted-average interest rate on all outstanding borrowings, excluding amortization of debt issue costs, for the years ended December 29, 2001, December 30, 2000 and December 25, 1999 was approximately 8.87%, 9.96% and 9.34%, respectively.


Contractual Obligations and Commercial Commitments
--------------------------------------------------

     To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data are provided. Note that approximately $1.1 million of mortgages on real estate included herein are classified as a component of other long-term liabilities in the Company's Balance Sheet.


                                                                       Payments Due by Period
                                                 --------------------------------------------------------------------
                                                                  Within        2 - 3         4 - 5        After 5
Thousands                                            Total        1 year        years         years         years
                                                 -------------- ------------ ------------- ------------- ------------

     Contractual Obligations
     -------------------------------------------
     Long-Term Debt                               $ 203,527      $ 9,717      $ 88,225      $ 105,585     $     -
     Operating Leases                                75,548       14,899        22,132          7,222       31,296
                                                 -------------- ------------ ------------- ------------- ------------

     Total Contractual Cash Obligations           $ 279,075      $ 24,616     $110,357      $ 112,807     $ 31,296
                                                 ============== ============ ============= ============= ============


     Other than the operating leases included above, the Company has no other off-balance sheet financing arrangements.


Net Operating Loss Carryforwards
--------------------------------

     At December 29, 2001 the Company and its subsidiaries had federal income tax net operating loss carryforwards ("NOLs") of approximately $41.4 million. The NOLs will expire in the years 2006 to 2021 if not previously utilized. See also Note 11 to the Consolidated Financial Statements included elsewhere herein.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

     In October 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, and requires that long-lived assets held for use and those to be disposed of be measured for impairment. The standard became effective for fiscal year 2002. The Company is in the process of evaluating the adoption of this statement.

     In July 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires companies to assess impairment of goodwill and other intangible assets on at least an annual basis to determine whether the fair value of those intangible assets continues to exceed the book value. Instead of amortization of goodwill, companies are required to record an impairment charge if the fair value is below carrying value. The standard became effective for the Company in fiscal year 2002. Goodwill amortization for the years ended December 29, 2001 and December 30, 2000 was $515,000 and $621,000, respectively. The Company is in the process of evaluating the adoption of this statement. It is possible the Company could incur an impairment charge related to adopting this statement.

    On December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recognized as assets or liabilities in the balance sheet and measured at fair value. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and the hedged item will be recognized in earnings. If a derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of operations when the hedged item affects earnings. For a derivative that does not qualify as a hedge, changes in fair value will be recorded in earnings. As a result of adopting SFAS 133 in 2000, the Company recorded a pre-tax charge of approximately $0.1 million in the year 2000 as a cumulative transition adjustment to other comprehensive income for derivatives designated in cash flow-type hedges prior to adopting SFAS 133. At December 29, 2001 the Company's interest rate swap qualified as a hedge under SFAS 133 which resulted in an adjustment to Other Comprehensive Income of $93,000, net of income taxes of $57,000, and $116,000 interest expense for the year. The Company did not have any commodity hedges open at December 29, 2001.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
--------------------------------------------------------
             MARKET RISK.
             ------------

     The Company is subject to market risk primarily associated with changes in interest rates and commodity lumber prices.

     Interest Rate Risk
     ------------------

     As discussed in Note 7 to the Consolidated Financial Statements, to provide the funds necessary to complete the redemption of a portion of the Company's 11-5/8% Senior Subordinated Notes due 2003, the Company entered into an amended and restated credit agreement with its existing bank group on December 13, 2000. The amended and restated credit agreement, among other things, increased the total commitment to $251.7 million, removed the seasonal reduction in borrowing capacity provided for in the previous credit agreement, increased both the base rate and LIBOR based borrowing spreads, and extended the final maturity of the revolving credit agreement to June 30, 2005. A portion of the credit facility was provided as a one-time term loan in the principal amount of $51.7 million that requires quarterly principal payments beginning on March 31, 2001. Interest on amounts outstanding under the amended and restated revolving line of credit bear interest at a spread of 0.75% above the base rate of Fleet National Bank (5.50% at December 29, 2001) or 2.75% above the applicable LIBOR rate (4.69% at December 29, 2001). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At December 29, 2001, the Company had designated $21.1 million and $72.0 million as base rate and LIBOR borrowings, respectively. Amounts outstanding at December 29, 2001 under the remaining $45.3 million term loan portion bear interest at a spread of 3.00% above the applicable LIBOR rate.

     The Company entered into an interest rate swap agreement that effectively fixes the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread on $40.0 million of the Company's amended and restated line of credit borrowings. The interest rate swap agreement expired in February 2002.

     Based on the Company's average borrowings under its revolving credit agreements during 2001, including amounts outstanding under the term loan portion and net of the impact of the interest rate swap agreement described above, a hypothetical 25 basis point movement in the base rate or LIBOR rate would result in an approximate $161,876 annualized increase or decrease in interest expense. (See Note 12 of Consolidated Financial Statements included elsewhere herein).

     The fair value of the Company's outstanding 11 5/8% Senior Subordinated Notes was $32.0 million and $38.3 million at December 29, 2001 and December 30, 2000, respectively. As discussed in Note 7 to the Consolidated Financial Statements, the Company redeemed approximately $36.0 million face amount of the notes in December 2000. Assuming a hypothetical 100 basis point decrease in the yield to maturity of the outstanding notes at December 29, 2001, the fair value of the fixed rate debt would have increased by $0.3 million.

     Commodity Price Risk
     --------------------

     The Company will from time to time enter into lumber futures contracts to hedge price fluctuations related to anticipated future purchases of commodity lumber. While lumber futures contracts are entered into on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At December 29, 2001, the Company did not have any lumber futures contracts outstanding.


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

     Not Applicable.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

     Information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors" and "Management" in the definitive proxy statement to be filed in connection with the Company's 2001 Annual Meeting of Stockholders tentatively scheduled to be held on May 21, 2002.


Item 11.  EXECUTIVE COMPENSATION.
---------------------------------

     Information required by this Item is incorporated herein by reference to the Sections entitled "Executive Compensation", "Board of Directors' Meetings and Compensation" (the last two paragraphs), "Report of the Compensation and Benefits Committee" and "Comparison of Cumulative Total Return" in the definitive proxy statement to be filed in connection with the Company's 2001 Annual Meeting of Stockholders tentatively scheduled to be held on May 21, 2002.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     Information required by this Item is incorporated herein by reference to the Section entitled "Principal Security Holders and Security Ownership of Management" in the definitive proxy statement to be filed in connection with the Company's 2001 Annual Meeting of Stockholders tentatively scheduled to be held on May 21, 2002.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     Information required by this Item is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" in the definitive proxy statement to be filed in connection with the Company's 2001 Annual Meeting of Stockholders tentatively scheduled to be held on May 21, 2002.


                                     PART IV
                                     -------

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------------



(a)  List of Documents Filed as a Part of this Report:
------------------------------------------------------

(1)  Financial Statements:                                                                           Page No.
--------------------------                                                                           --------
Independent Auditors' Report                                                                              F-1
Consolidated balance sheets as of December 29, 2001
     and December 30, 2000                                                                                F-2
Consolidated statements of operations for the years ended
     December 29, 2001, December 30, 2000 and December 25, 1999                                           F-3
Consolidated statements of changes in common stockholders'
     equity for the years ended December 29, 2001, December 30,
     2000 and December 25, 1999                                                                           F-4
Consolidated statements of cash flows for the years ended
     December 29, 2001, December 30, 2000 and December 25, 1999                                           F-5
Notes to consolidated financial statements                                                                F-6

(2)   Financial Statement Schedules:
------------------------------------

Report of Independent Accountants                                                                         S-1
Schedule II.  Valuation and Qualifying Accounts                                                           S-2

(3)  Exhibits
-------------

See Exhibit Index included elsewhere herein.

(b)  Reports on Form 8-K
------------------------
     The Company has filed no reports on Form 10-k with the Securities and Exchange Commision during the last quarter of the fiscal year.

(c)      See item 14(a)(3) above
--------------------------------
(d)      See item 14(a)(2) above
--------------------------------

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                WICKES INC.

Date: March 29, 2002                                    By: /s/ J. Steven Wilson
                                                        ------------------------
                                                                J. Steven Wilson
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                                        Title                                      Date
         ---------                                        -----                                      ----

/s/ J. Steven Wilson                  Chairman and Chief Executive Officer                       March 29, 2002
--------------------
J. Steven Wilson                      (Principal Executive and Financial Officer)
                                      Director

/s/ James A. Hopwood                  Senior Vice President, Chief Financial                     March 29, 2002
--------------------
James A. Hopwood                      Officer (Principal Accounting Officer)

/s/ Harry T. Carneal                  Director                                                   March 29, 2002
--------------------
Harry T. Carneal

/s/ Albert Ernest, Jr.                Director                                                   March 29, 2002
----------------------
Albert Ernest, Jr.

/s/ William H. Luers                  Director                                                   March 29, 2002
--------------------
William H. Luers

/s/ Robert E. Mulcahy III             Director                                                   March 29, 2002
-------------------------
Robert E. Mulcahy III

/s/ Frederick H. Schultz              Director                                                   March 29, 2002
------------------------
Frederick H. Schultz

/s/ Robert T. Shaw                    Director                                                   March 29, 2002
------------------
Robert T. Shaw

/s/ Claudia B. Slacik                 Director                                                   March 29, 2002
---------------------
Claudia B. Slacik

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Wickes Inc.
Vernon Hills, IL

We have audited the accompanying consolidated balance sheets of Wickes Inc. and subsidiaries (the "Company") as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedules for each of the three years in the period ended December 29, 2001, listed in the Index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wickes Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP
Chicago, IL

March 5, 2002, except for the last paragraph of Note 7, as to which the date is March 29, 2002.



                                                    WICKES INC. AND SUBSIDIARIES
                                                    ----------------------------

                                                     CONSOLIDATED BALANCE SHEETS

                                               December 29, 2001 and December 30, 2000
                                                  (in thousands except share data)


                                                                                  2001                    2000
                                                                                  ----                    ----
                ASSETS
Current assets:
   Cash                                                                    $         198           $         243
   Accounts receivable, less allowance for doubtful
     accounts of $2,119 in 2001 and $2,791 in 2000                                83,369                  76,659
   Notes receivable from affiliate                                                   430                     201
   Inventory                                                                     100,357                 117,910
   Deferred tax asset                                                              7,474                   6,692
   Prepaid expenses                                                                3,155                   3,405
                                                                                   -----                   -----

       Total current assets                                                      194,983                 205,110
                                                                                 -------                 -------

   Notes receivable from affiliate                                                     -                     282
   Property, plant and equipment, net                                             58,452                  55,474
   Trademark (net of accumulated amortization of
     $11,163 in 2001 and $10,941 in 2000)                                          5,856                   6,079
   Deferred tax asset                                                             16,557                  12,990
   Rental equipment (net of accumulated depreciation
     of $2,186 in 2001 and $1,582 in 2000)                                         2,287                   2,296
   Other assets (net of accumulated amortization of
     $14,456 in 2001 and $12,440 in 2000)                                         17,035                  18,705
                                                                                  ------                  ------

       Total assets                                                        $     295,170             $   300,936
                                                                                ========                ========

                LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                    $       9,157             $     6,339
   Accounts payable                                                               43,956                  35,294
   Accrued liabilities                                                            18,660                  21,576
                                                                                  ------                  ------

       Total current liabilities                                                  71,773                  63,209
                                                                                  ------                  ------

Long-term debt, less current maturities                                          193,253                 200,403
Other long-term liabilities                                                        3,373                   3,428

Commitments and contingencies (Note 8)

Stockholders' equity:
   Common stock  $0.01 par (8,281,585 and 8,271,313
     shares issued and outstanding in 2001 and 2000,respectively)                     83                      83
   Accumulated comprehensive loss                                                    (93)                      -
   Additional paid-in capital                                                     87,134                   87,092
   Accumulated deficit                                                           (60,353)                 (53,279)
                                                                                 -------                  -------

       Total stockholders' equity                                                 26,771                   33,896
                                                                                  ------                   ------

       Total liabilities and stockholders' equity                            $   295,170              $    300,936
                                                                                ========                  ========

The accompanying notes are an integral part of the consolidated financial statements.


                                                    WICKES INC. AND SUBSIDIARIES
                                                    ----------------------------

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                           For the Years Ended December 29, 2001, December 30, 2000, and December 25, 1999
                                                (in thousands, except per share data)


                                                                     2001              2000             1999
                                                                     ----              ----             ----
Net sales                                                        $1,000,999        $1,027,604       $1,087,402
Cost of sales                                                       789,446           804,512          862,798
                                                                    -------           -------          -------
     Gross profit                                                   211,553           223,092          224,604
                                                                    -------           -------          -------

Selling, general and administrative expenses                        194,608           199,889          185,884
Depreciation, goodwill and trademark amortization                     6,508             5,877            5,295
Provision for doubtful accounts                                       1,470               983            1,724
Severance and other items                                             1,744                 -                -
Other operating income                                               (4,344)          (3,292)           (4,932)
                                                                     ------           ------            ------
                                                                    199,986           203,457           187,971
                                                                    -------           -------           -------

     Income from operations                                          11,567            19,635            36,633

Interest expense                                                     21,787            24,322            23,302
                                                                     ------            ------            ------

     (Loss) income before income taxes                             (10,220)           (4,687)            13,331

(Benefit) provision for income taxes:                               (3,146)             (735)             5,743
                                                                    ------              ----              -----

     (Loss) income before extraordinary item                        (7,074)           (3,952)             7,588

Extraordinary gain on early extinguishment
  of debt, net of taxes of $4,313                                        -             6,806                  -
                                                                    ------             -----              -----

     Net (loss) income                                           $  (7,074)        $   2,854        $     7,588
                                                                    ======            ======             ======


(Loss) income before extraordinary gain per
  common share - basic                                           $   (0.85)        $  (0.48)        $      0.92
                                                                    ======           ======              ======
(Loss) income before extraordinary gain per
  common share - diluted                                         $   (0.85)        $  (0.48)        $      0.91
                                                                    ======           ======              ======

Net (loss) income per common share - basic                       $   (0.85)        $   0.35         $      0.92
                                                                    ======           ======              ======
Net (loss) income per common share - diluted                     $   (0.85)        $   0.34         $      0.91
                                                                    ======           ======              ======

Weighted average common shares - for basic                       8,277,190        8,249,774           8,216,265
                                                                 =========        =========           =========
Weighted average common shares - for diluted                     8,277,190        8,466,383           8,330,571
                                                                 =========        =========           =========


The accompanying notes are an integral part of the consolidated financial statements.


                                           WICKES INC. AND SUBSIDIARIES
                                           ----------------------------

                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the Years Ended December 25, 1999, December 30, 2000 and December 29, 2001
                                       (in thousands, except for share data)



                                                                Additional                    Accumulated
                                         Common Stock             Paid-in     Accumulated    Comprehensive      Total
                                       Shares      Amount         Capital       Deficit         Loss           Equity
                                       ------      ------         -------       -------         ----           ------

Balance at December 26, 1998          8,207,268     $  82        $ 86,787        $ (63,721)     $              $ 23,148

Net income                                              -             -              7,588                        7,588
Issuance of common stock                 17,620         -              83                -                           83
                                         ------      ----              --          -------                           --

Balance at December 25, 1999          8,224,888        82          86,870          (56,133)                      30,819

Net income                                              -               -            2,854                        2,854
Issuance of common stock                 46,425         1            222                -                           223
                                         ------         -            ---           -------                          ---
Balance at December 30, 2000          8,271,313        83          87,092          (53,279)                      33,896

Net Loss                                                                            (7,074)                      (7,074)
Other comprehensive loss                                                                              (93)          (93)
                                                                                                                    ---
  Total comprehensive loss                                                                                       (7,167)
Issuance of Common stock                 10,272         -             42                -              -             42
                                         ------     -----           -----           ------           -----        -----

Balance at December 29, 2001          8,281,585     $  83        $ 87,134        $ (60,353)           (93)     $ 26,771
                                      =========     =====        ========        =========           =====     ========







The accompanying notes are an integral part of the consolidated financial statements.



                                                    WICKES INC. AND SUBSIDIARIES
                                                    ----------------------------

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the Years Ended December 29, 2001, December 30, 2000, and December 25, 1999
                                                           (in thousands)

                                                                             2001             2000         1999
                                                                             ----             ----         ----

Cash flows from operating activities:
   Net (loss) income                                                   $    (7,074)        $  2,854      $ 7,588
   Adjustments to reconcile net (loss) income to
     net cash from operating activities:
   Extraordinary gain                                                            -           (6,806)           -
   Depreciation expense                                                      7,719            6,507        5,852
   Amortization of trademark                                                   222              222          222
   Amortization of goodwill                                                    515              621          399
   Amortization of deferred financing costs                                  1,449            1,274        1,510
   Provision for doubtful accounts                                           1,470              983        1,724
   Gain on sale of assets and other items                                   (1,270)              77       (1,375)
   Deferred tax (benefit) provision                                         (4,349)          (2,116)       4,460
   Changes in assets and liabilities, net of the effects of acquisitions:
     (Increase) / decrease in accounts receivable                           (8,153)          32,461      (16,904)
     Decrease / (increase) in inventory                                     17,728            2,795      (15,831)
     Decrease / (increase) in accounts payable and accrued liabilities       4,569          (22,150)       3,539
     Increase in prepaids and other assets                                     372           (1,830)        (666)
                                                                             -----           ------         ----

NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES                       13,198           14,892       (9,482)
                                                                            ------           ------       ------

Cash flows from investing activities:
   Purchases of property, plant and equipment                              (10,269)          (9,734)      (8,624)
   Payments for acquisitions                                                  (760)            (800)     (12,999)
   Proceeds from sales of property, plant and equipment                      2,646            1,291        4,026
                                                                             -----            -----        -----

NET CASH USED IN INVESTING ACTIVITIES                                       (8,383)          (9,243)     (17,597)
                                                                            ------           ------      -------

Cash flows from financing activities:
   Decrease / (increase) in notes receivable                                    53               (2)         614
   Debt issuance cost                                                         (581)          (2,595)      (2,294)
   Net borrowing / (repayments) under revolving line of credit              (4,332)          22,044       28,782
   Reductions of notes payable                                                 -            (24,925)         (16)
                                                                            -------          -------       -----

NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES                       (4,860)          (5,478)      27,086
                                                                            ------           ------       ------

NET (DECREASE) / INCREASE IN CASH                                              (45)             171            7
Cash at beginning of year                                                      243               72           65
                                                                             -----            -----        -----

CASH AT END OF YEAR                                                    $       198         $    243      $    72
                                                                           =======         ========      =======

Supplemental schedule of cash flow information:
   Interest paid                                                       $    19,458         $ 23,203      $21,503
   Income taxes paid                                                         1,141            1,457        1,524
Supplemental schedule of non-cash investing and financing activities:
  The Company purchased assets in conjunction with acquisitions made during the period.  In connection with these acquisitions, liabilities were assumed as follows:
   Assets acquired                                                     $     1,789         $   800       $14,850
   Liabilities assumed                                                 $     1,030         $     -       $   529
   Purchase price payable                                              $       759         $     -       $ 1,322



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

Accounts Receivable
-------------------

     The Company extends credit primarily to qualified professional contractors and professional repair and remodelers, generally on a non-collateralized basis. The allowance for doubtful accounts is based on management's assessment of the amount which may become uncollectable in the future and is estimated using specific review of problem accounts, overall portfolio quality and current economic conditions that may affect the borrower's ability to pay, and historical experience.

Inventory
---------

     Inventory consists principally of finished goods. The Company utilizes the first-in, first-out (FIFO) cost flow assumption for valuing its inventory. Inventory is valued at the lower of cost or market, but not in excess of net realizable value.

Property, Plant and Equipment
-----------------------------

     Property, plant and equipment are stated at cost and are depreciated under the straight-line method. Estimated useful lives range from 15 to 39 years for buildings and improvements. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the lease term. Machinery and equipment, which includes software, lives range from 3 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant, and equipment are included in the Company's statement of operations as other operating income.

Rental Equipment
----------------

     Rental equipment consists of hand tools and power equipment held for rental. This equipment is depreciated using the straight-line method over a 3 to 7 year life.

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

Trademark
---------

     The cost of Company's "Flying W" trademark is being amortized over a 40-year period.

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

Segment Reporting
-----------------

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Based on this criteria, the Company has determined that it operates in one business segment, that being the supply and distribution of lumber and building materials to building professionals and do-it-yourself customers, primarily in the Midwest, Northeast, and South. Thus, all information required by SFAS No. 131 is included in the Company's financial statements. No single customer represented more than 10% of the Company's total sales in 2001, 2000, and 1999.

Recently Issued Accounting Pronouncements
-----------------------------------------

     In October 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, and requires that long-lived assets held for use and those to be disposed of be measured for impairment. The standard became effective for fiscal year 2002. The Company is in the process of evaluating the adoption of this statement.

     In July 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires companies to assess impairment of goodwill and other intangible assets on at least an annual basis to determine whether the fair value of those intangible assets continues to exceed the book value. Instead of amortization of goodwill, companies are required to record an impairment charge if the fair value is below carrying value. The standard became effective for the Company in fiscal year 2002. Goodwill amortization for the years ended December 29, 2001 and December 30, 2000 was $515,000 and $621,000, respectively. The Company is in the process of evaluating the adoption of this statement. It is possible the Company could incur an impairment charge related to adopting this statement.

     On December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recognized as assets or liabilities in the balance sheet and measured at fair value. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and the hedged item will be recognized in earnings. If a derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of operations when the hedged item affects earnings. For a derivative that does not qualify as a hedge, changes in fair value will be recorded in earnings. As a result of adopting SFAS 133 in 2000, the Company recorded a pre-tax charge of approximately $0.1 million in the year 2000 as a cumulative transition adjustment to other comprehensive income for derivatives designated in cash flow-type hedges prior to adopting SFAS 133. At December 29, 2001 the Company's interest rate swap qualified as a hedge under SFAS 133 which resulted in an adjustment to Other Comprehensive Income of $93,000, net of income taxes of $57,000, and $116,000 interest expense for the year. The Company did not have any commodity hedges open at December 29, 2001.

Reclassifications and Eliminations
----------------------------------

     Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

3. Other Comprehensive Income
-----------------------------

     The components of comprehensive (loss) income for the years ended December 29, 2001 and December 30, 2000 are as follows (in thousands):


                                        Dec. 29,           Dec. 30,
                                          2001              2000
                                          ----              ----

    Net (loss) income                  $ (7,074)        $    2,854
                                       --------         ----------

     Change in fair value of interest
      rate swap, net of tax of
      $57                                   (93)                -
                                            ---               ---

    Comprehensive (loss) income       $  (7,167)        $   2,854
                                      ---------         ----------


4. Acquisitions
---------------

     During 2001, the Company acquired the real estate and other assets of a local lumber distributor in Kenvil, New Jersey for approximately $1.6 million, of which $650,000 was paid in cash and $950,000 in a three-year purchase money mortgage. The purpose of the acquisition is to relocate an existing lumber and distribution center from a nearby leased location. In addition, the Company acquired JWatt Construction, a framing contractor for construction of residential and commercial real property, for an immaterial purchase price. The Company has accrued a liability for payments to be paid over a three-year period.

     The Company made one acquisition during 2000, acquiring TresArk Enterprises, Inc. TresArk Enterprises, Inc. is a producer of construction management software designed for lumberyards and their professional contractors and was acquired for $0.8 million, paid for in cash in 2000. The amounts previously classified as goodwill have been reclassified to software.

     During 1999, the Company made four acquisitions, all component facilities. The total purchase price of these acquisitions was $14.3 million. In January 1999, the Company acquired the assets of a wall panel manufacturer located in Cookeville, Tennessee. In March 1999, the Company acquired the assets of Porter Building Products, a manufacturer of trusses and wall panels, located in Bear, Delaware. In October 1999, the Company acquired the assets of Advanced Truss Systems, Inc. of Kings Mountain, North Carolina. Advanced Truss Systems is a manufacturer of engineered wood trusses, servicing the greater Charlotte, North Carolina, market. In November 1999, the Company acquired the assets of United
Building Systems, Inc. of Lexington, Kentucky. United Building Systems is a manufacturer of wall panels and roof and floor trusses, in the Lexington, Kentucky, market.

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


5.  Property, Plant, and Equipment
----------------------------------

Property, plant and equipment is summarized as follows:


                                                              December 29,              December 30,
                                                                  2001                      2000
                                                                  ----                      ----
                                                                         (in thousands)

     Land and improvements                                     $15,168                    $14,356
     Buildings                                                  35,432                     32,997
     Machinery and equipment                                    41,979                     39,410
     Leasehold improvements                                      3,537                      3,680
     Construction in progress                                    3,110                      2,246
                                                                 -----                      -----

     Gross property, plant, and equipment                       99,226                     92,689
     Less:  accumulated depreciation                           (42,278)                   (39,822)
                                                               -------                    -------

     Property, plant, and equipment
       in use, net                                              56,948                     52,867
     Assets held for sale, net                                   1,504                      1,517
                                                                 -----                      -----

     Property, plant, and equipment, net                       $58,452                    $54,384
                                                               =======                    =======


Sales of Real Estate
--------------------

     In 2001, the Company sold four pieces of real estate for a net gain of $1.2 million. One property, which had been held since first quarter 1996 was sold at a net loss of $10,000. The other three properties were not held for sale and were sold for net gains. Of the three properties, one was an easement of property, one was a result of relocation to a larger facility, and one was a result of closing a center and selling the property.

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

     The Company reviews assets held for sale in accordance with SFAS No. 121. At December 30, 2000, the Company held three properties for resale that had been written down to their estimated fair market values prior to 1998. The Company did not record any impairment to the cost of assets held for sale in 2001, 2000 or 1999. Certain of these properties are leased to others until such time that appropriate disposition can be affected.


6.  Accrued Liabilities
-----------------------

Accrued liabilities consist of the following:

                                                December 29,            December 30,
                                                    2001                    2000
                                                    ----                    ----
                                                            (in thousands)
         Accrued payroll                          $6,965                  $9,038
         Accrued liability insurance               2,034                   5,183
         Other                                     9,661                   7,355
                                                   -----                   -----
         Total accrued liabilities               $18,660                 $21,576
                                                 =======                 =======



7.  Long-Term Debt
------------------

Long-term debt obligations are summarized as follows:

                                                December 29,            December 30,
                                                    2001                    2000
                                                    ----                    ----
                                                           (in thousands)
         Senior subordinated notes              $ 63,956                $ 63,956
         Revolving credit facility:
             Revolving notes                      93,143                  91,136
             Term notes                           45,311                  51,650
                                                  ------                  ------
         Total long-term debt                    202,410                 206,742
         Less current maturities                   9,157                   6,339
                                                   -----                   -----
         Total long-term debt less current
            maturities                          $193,253                $200,403
                                                ========                ========

Aggregate Maturities
--------------------

     The remaining outstanding principal balance of the Notes, totaling $64.0 million, matures on December 15, 2003. The amended and restated credit facility has an expiration date of June 30, 2005. The term loan portion of the revolving credit facility includes required quarterly principal payments as follows: $2.1 million from March 31, 2001 through December 31, 2001; $2.3 million from March 31, 2002 through December 31, 2002; $3.0 million from March 31, 2003 through December 31, 2004; $4.7 million on March 31, 2005; with the remaining principal balance due June 30,2005. In addition, the term loan contains provisions for mandatory principal prepayments in the event that the Company receives cash in connection with certain transactions, as defined.

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

     To provide the funds necessary to complete the Redemption, the Company entered into an amended and restated credit agreement with its existing bank group on December 13, 2000. The amended and restated credit agreement, among other things, increased the total commitment to $251.7 million, removed the seasonal reduction in borrowing capacity provided for in the previous credit agreement, increased both the base rate and LIBOR based borrowing spreads, and extended the final maturity of the revolving credit agreement to June 30, 2005. A portion of the credit facility was provided as a one-time term loan in the principal amount of $51.7 million that requires quarterly principal payments, which began on March 31, 2001. The term loan contains provisions for mandatory principal prepayments in the event that the Company receives cash in connection with certain transactions, as defined.

     A commitment fee of 0.38% is payable on the unused amount of the amended and restated revolving line of credit. Interest on amounts outstanding under the amended and restated revolving line of credit bear interest at a spread of 0.75% above the base rate of Fleet National Bank (5.50% at December 29, 2001) or 2.50% above the applicable LIBOR rate (4.69% at December 29, 2001). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At December 29, 2001, the Company had designated $21.1 million and $72.0 million as base rate and LIBOR borrowings, respectively. Amounts outstanding under the $45.3 million term loan portion bear interest at a spread of 3.00% above the applicable LIBOR rate. All interest is payable monthly.

     The Company has entered into an interest rate swap agreement that effectively fixes the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread on $40.0 million of the Company's amended and restated line of credit borrowings. The interest rate swap agreement expired in February 2002.

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

     The Company's weighted-average interest rate on all outstanding borrowings, excluding amortization of debt issue costs, for the years ended December 29, 2001, December 30, 2000 and December 25, 1999 was approximately 8.87%, 9.96% and 9.34%, respectively.

     On May 14, 2001, the Company amended the credit agreement to reduce the level of net worth required on March 31, 2001. On August 13, 2001 the Company amended the credit agreement to remove the net worth covenant, increase the required minimum unused availability from $15 million to $25 million, and to allow for certain corporate structure changes. The amendment also requires the Company to maintain certain average borrowing levels. On February 28, 2002, the Company amended the credit agreement to modify the approved average borrowing levels for the next 12 months, and to reduce the capital spending limit from $9.0 million to $7.0 million for 2002. In March 2002, the Company's bank group waived compliance with sections 9.3, 9.6 and 9.10 of the amended and restated credit agreement to allow a sale-leaseback transaction on the Company's Aurora, CO. property.


8.  Commitments and Contingencies
---------------------------------

     At December 29, 2001, the Company had accrued approximately $113,000 for remediation of certain environmental and product liability matters, principally underground storage tank removal.

     Many of the sales and distribution facilities presently and formerly operated by the Company contained underground petroleum storage tanks. All such tanks known to the Company located on facilities owned or operated by the Company have been decommissioned or removed. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company, the remediation of which the Company could be held responsible for under certain circumstances. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past six years.

     The Company previously had been identified as having used two landfills which are now Superfund clean up sites. The Company's obligation related to these items were settled for immaterial amounts.

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

     The Company is one of many defendants in approximately 424 actions, each of which seeks unspecified damages, in various state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 68 similar actions for insignificant amounts, and another 262 of these actions have been dismissed. None of these suits have made it to trial.

     Losses in excess of the $113,000 reserved as of December 29, 2001 are possible, but an estimate of these amounts cannot be made.

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

Leases
------

     The Company entered into a sale-leaseback transaction for a facility located in Aurora, CO. The Company sold the property for approximately $2.7 million and accepted a 6 month promissory note with recourse against the asset sold. The Company has accounted for this transaction under the deposit method, under the requirements of SFAS No. 66 "Accounting for the Sale of Real Estate". Under the deposit method, the Company does not recognize any profit or note receivable, and continues to report in the financial statements the property and related debt, if any. The Company paid cash for the land and building upon the initial purchase and thus, does not have a mortgage associated with the building.

     The lease has an initial 20-year lease term with two additional renewal options of five years each. The minimum lease payments are included in the minimum lease schedule summarized below.

     The Company has entered into operating leases for corporate office space, retail space, equipment and other items. These leases provide for minimum rents. These leases generally include options to renew for additional periods. Total rent expense under all operating leases was $18.5 million, $17.4 million, and $14.3 million for the years ended December 29, 2001, December 30, 2000, and December 25, 1999, respectively.

     Future minimum commitments for noncancelable operating leases are as follows:

                           Year                         Amount
                           ----                         ------
                                                    (in thousands)
                           2002                         $14,899
                           2003                          12,551
                           2004                           9,581
                           2005                           4,649
                           2006                           2,572
                           Thereafter                    31,296
                                                         ------
                             Subtotal                    75,548
                           Less sublease income          (6,273)
                                                         ------
                             Total                      $69,275
                                                        =======



9.  Stockholders' Equity
------------------------

Preferred Stock
---------------

     As of December 29, 2001, the Company had authorized 3,000,000 shares of preferred stock, none of which were issued or outstanding.

Common Stock
------------

     The Company currently has one class of common stock: Common Stock, par value $.01 per share. At December 29, 2001, there were 20,000,000 shares of Common Stock authorized and 8,281,585 shares issued and outstanding. In addition, at December 29, 2001, there were options to purchase 653,297 shares of Common Stock under the Company's 1993 Long-Term Incentive Plan and 1993 Director Incentive Plan.

Stock Compensation Plans
------------------------

     As of December 29, 2001, the Company has two stock-based compensation plans (both fixed option plans), which are described below. Under the 1993 Long-Term Incentive plan as amended on November 30, 1994, the Company may grant options and other awards to its employees. No more than 835,000 shares of common stock may be issued under the Incentive Plan. Under the 1993 Director Incentive Plan, the Company may grant options and other awards and issue shares in lieu of directors fees to directors. No more than 75,000 shares may be issued under the Director Plan. The exercise price of grants equals or exceeds the market price at the date of grant. The options have a maximum term of 10 years. For non-officers, the options generally become exercisable in equal installments over a three-year period from the date of grant. For officers the vesting periods can vary by grant.

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


                                                                2001                2000           1999
                                                                ----                ----           ----
(Loss) income before
extraordinary  gain                 As reported                $(7,074)            $(3,952)      $7,558
                                    Pro forma                  $(7,166)            $(4,158)      $7,357

Net (loss) income                   As reported                $(7,074)             $2,854       $ 7,558
                                    Pro forma                  $(7,166)             $2,648       $ 7,357
(Loss) income before
  extraordinary gain per
  share - basic                     As reported                  $(.85)            $(.48)           $ .92
                                    Pro forma                    $(.87)            $(.50)           $ .90
(Loss) income before
  extraordinary gain per
  share - diluted                   As reported                  $(.85)            $(.48)           $ .91
                                    Pro forma                    $(.87)            $(.50)           $ .88
Net (loss) income per
  share - basic                     As reported                  $(.85)            $ .35            $ .92
                                    Pro forma                    $(.87)            $ .32            $ .90
Net (loss) income  per
  share - diluted                   As reported                  $(.85)            $ .34            $ .91
                                    Pro forma                    $(.87)            $ .31            $ .88



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of 0% for all years; expected volatility of 68%, 60%, and 49%; risk-free interest rates of 4.9%, 6.7% and 5.1%; and an expected life of 5.5, 5.6 and 5.6 years.

     A summary of the status of the Company's fixed stock option plans as of December 29, 2001, December 30, 2000 and December 25, 1999 and changes during the years ended on those dates is presented as follows:

                                       2001                        2000                         1999
                                    Weighted                    Weighted                     Weighted
                                     Average                     Average                      Average
                                     Exercise                    Exercise                     Exercise
Fixed Options                  Shares         Price         Shares         Price        Shares         Price
-------------                  ------         -----         ------         -----        ------         -----

Outstanding beginning
     of year                   776,797      $ 7.23            788,072      $ 7.22          734,263       $  7.67
Granted                         75,500      $ 4.49             83,500      $ 6.90          121,475       $  4.85
Exercised                            -                        (39,433)     $ 3.68           (3,617)      $  3.91
Forfeited, cancelled
     or expired               (199,000)     $ 4.72            (55,342)     $ 9.04          (64,049)      $  8.17
                              --------                        -------                      -------
Outstanding end
    of year                    653,297      $ 7.68            776,797      $ 7.23          788,072       $  7.22

Options exercisable
    at year end                526,532      $ 8.26            443,404      $ 8.86          384,720       $ 10.23

Options available for
    future grant at
    year end                   202,639                         79,139                      107,297

Weighted-average fair value of options granted during the year where:

                                                                    2001              2000               1999
                                                                    ----              ----               ----
   Exercise price equals market price                             $ 2.84             $ 4.02              $2.51
   Exercise price exceeds market price                               n/a                n/a                n/a
   Exercise price is less than market price                          n/a                n/a                n/a


     The following table summarizes information about fixed stock options outstanding at December 29, 2001:

                                    Options Outstanding                           Options Exercisable
                                    -------------------                           -------------------
                                          Weighted-
                                           Average           Weighted-                            Weighted-
      Range of            Number         Remaining           Average               Number         Average
      Exercise        Outstanding        Contractual         Exercise           Exercisable       Exercise
      Prices          at 12/29/01           Life             Price              at 12/29/01       Price
        ------        -----------           ----             -----              -----------       -----

$  3.06 - $  5.00         380,457           6.5 years           $  4.28             291,674         $  4.18
$  5.13 - $  7.00          89,917           6.8 years           $  6.34              51,935         $  5.96
$ 10.95 - $ 23.25         182,923           2.7 years           $ 15.41             182,923         $ 15.41

Earnings Per Share
------------------

     The Company calculates earnings per share in accordance with SFAS No. 128. The following is the reconciliation of the numerators and denominators used for basic and diluted earnings per share:

                                                                     2001               2000             1999
                                                                     ----               ----             ----
Numerators:

     Income (loss) before extraordinary
       gain - for basic and diluted EPS                       $(7,074,000)       $(3,952,000)        $7,588,000

     Net income (loss) - for basic and
        diluted EPS                                           $(7,074,000)        $2,854,000         $7,588,000

Denominators:
     Weighted average common
        shares - for basic EPS                                  8,277,190          8,249,774          8,216,265
        Common shares from options                                      -             98,885            82,191
        Other common stock equivalents                                  -            117,724            32,115
                                                                    -----            -------            ------
     Weighted average common
        shares - for diluted EPS                                8,277,190           8,466,383         8,330,571
                                                                =========           =========         =========


     In years where net losses are incurred, the dilutive effects of options and other common stock equivalents are not used in the calculation of diluted EPS, as they would be anti-dilutive. In addition, options to purchase 544,000, 278,000 and 227,000 weighted-average shares of common stock during 2001, 2000 and 1999 were not included in the calculation of diluted EPS as the options' exercise prices were greater than the average market price.


10.  Employee Benefit Plans
---------------------------

401(k) Plan
-----------

     The Company sponsors a defined contribution 401(k) plan covering substantially all of its full-time employees. Additionally, the Company provides matching contributions up to a maximum of 2.5% of participating employees' salaries and wages. Total expenses under the plan for the years ended December 29, 2001, December 30, 2000, and December 25, 1999 were $2.0 million, $2.1 million and $1.8 million, respectively.

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


                                                                                 December 29,           December 30,
                                                                                     2001                   2000
                                                                                     ----                   ----
                                                                                        (in  thousands)
     Change in accumulated  postretirement benefit obligation:
        Benefit obligation at beginning  of year                                   $2,247                 $2,142
        Service  cost                                                                 335                    263
        Interest  cost                                                                179                    157
        Participant  contributions                                                      -                      -
        Claims paid                                                                  (703)                  (317)
        Actuarial  losses (gains)                                                     325                      2
        Plan amendments                                                                 -                      -
                                                                                   ------                 -------
        Benefit obligation at year-end                                             $2,384                 $2,247
                                                                                   ======                 ======

     Change in plan assets:
         Fair value of plan assets                                                   n/a                   n/a

     Reconciliation of funded status:
         Funded status                                                            $(2,384)              $(2,247)
         Unrecognized transition obilgation                                            -                    -
         Unrecognized prior service cost                                              (20)                  (30)
         Unrecognized actuarial gain                                                 (442)                 (794)
                                                                                     ----                  ----
         Net amount recognized as other
             long-term liabilities                                                $(2,846)              $(3,071)
                                                                                  =======               =======

     Weighted-average assumptions as of year-end:
         Discount rate                                                             7.25%                 7.50%
         Expected return on assets                                                  n/a                   n/a
         Medical cost trend                                                        6.00%                 6.00%


                                                     December 29,                December 30,           December 25,
                                                         2001                        2000                   1999
                                                         ----                        ----                   ----
                                                                                (in thousands)
     Components of net periodic benefit cost:
         Service cost                                 $   335                    $   264                $   244
         Interest cost                                    179                        157                    151
         Expected return on plan assets                   n/a                        n/a                    n/a
         Amortization of transition obligation             -                           -                     -
         Amortization of prior service cost               (10)                       (10)                   (10)
         Amortization of actuarial gain                   (27)                       (80)                   (39)
                                                          ---                        ---                    ---
     Net periodic benefit cost                        $   478                    $   331                $   346
                                                      =======                    =======                =======


                                                     December 29,                December 30,           December 25,
                                                         2001                        2000                   1999
                                                         ----                        ----                   ----
                                                                                (in thousands)
     Weighted average assumptions used in
       computing net periodic benefit cost:
     Discount rate                                      7.50%                      8.00%                  6.75%
     Expected return on plan assets                      n/a                        n/a                    n/a
     Medical cost trend                                 6.00%                      6.00%                  6.00%


     Health care cost trend sensitivity:                            1% Increase      1% Decrease
                                                                    -----------      -----------
     Effect on total service cost and
       interest cost components                                       $  28            $   (25)
Effect on postretirement benefit obligation                              66                (62)


Postemployment Benefits
-----------------------

     The Company provides certain postemployment benefits to qualified former or inactive employees who are not retirees. The Company had accrued $219,000 and $152,000 at December 29, 2001 and December 30, 2000, respectively. These benefits include salary continuance, severance, and healthcare. Salary continuance and severance pay are based on compensation and on years of service. Additional severance pay is granted to eligible employees who are 40 years of age or older and have been employed by the Company five or more years. The Company accrues the estimated cost of benefits provided to former or inactive employees who have not yet retired over the employees' service period or as an expense at the date of the event triggering the benefit.

11.    Income Taxes
-------------------

     The Company and its subsidiaries file a consolidated federal income tax return. As of December 29, 2001, the Company has net operating loss carryforwards available to offset future taxable income of approximately $41.4 million expiring in the years 2006 through 2021.

     The income tax provision consists of both current and deferred amounts. The components of the income tax provision are as follows:

                                                 December 29,          December 30,        December 25,
                                                     2001                  2000                1999
                                                     ----                  ----                ----
                                                                      (in thousands)
   Taxes currently payable:
      State income tax                             $ 1,203              $ 1,372              $ 1,122
      Federal income tax                                 -                    9                  161
   Deferred (benefit) expense                       (4,349)              (2,116)               4,460
                                                    ------               ------                -----
   Income tax (benefit) expense                     (3,146)                (735)               5,743
   Extraordinary expense                                 -                4,313                   -
                                                    ------             --------                -----

   Total income tax (benefit)
   expense                                         $(3,146)             $ 3,578              $ 5,743
                                                   =======              =======              =======



     An effective federal and state income tax rate of 38.9%, 38.8% and 38.7% was used to calculate income taxes for 2001, 2000 and 1999, respectively. In addition to the effective income tax rate, state franchise taxes of $1.1 million, $1.4 million and $1.1 million are included in the provision reported for 2001, 2000 and 1999, respectively. The following table summarizes significant differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rates to income before taxes:

                                                 December 29,           December 30,        December 25,
                                                      2001                     2000                 1999
                                                      ----                     ----                 ----
                                                                        (in thousands)
   Tax/(benefit) computed at
      U.S. statutory tax rate                          $(3,577)              $  2,251             $  4,666
   State and local taxes                                   312                  1,020                1,159
   Alternative minimum tax
      Differential                                           -                      9                  161
   Other                                                   119                    298                 (243)
                                                           ---                    ---                 ----

   Total tax provision                                 $(3,146)              $  3,578             $  5,743
                                                       =======               ========             ========


     Tax provision and credits are recorded at statutory rates for the taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance primarily relates to losses incurred on certain investments which the Company believes may not be fully deductible for tax purposes. Management has determined, based on the Company's positive earnings in 1999 and 2000, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to fully recognize its remaining net deferred tax assets. The components of the deferred tax assets and liabilities at December 29, 2001 and December 30, 2000 are as follows:

                                              December 29,              December 30,
                                                  2001                     2000
                                                  ----                     ----
                                                         ( in thousands )

   Deferred income tax assets:
   Trade accounts receivable                     $ 863                   $ 1,139
   Inventories                                   2,822                     3,066
   Accrued personnel cost                        1,249                     1,316
   Other accrued liabilities                     5,201                     3,673
   Net operating loss                           14,487                    13,247
   Other                                         6,132                     3,622
                                                 -----                     -----

   Gross deferred income tax assets             30,754                    26,063
   Less: valuation allowance                    (1,190)                   (1,132)
                                                ------                    ------

   Total deferred income tax assets             29,564                    24,931
                                                ------                    ------

   Deferred income tax liabilities:
   Property, plant and equipment                 1,241                     1,537
   Goodwill and trademark                        3,104                     3,083
   Other accrued liabilities                     1,188                       629
                                                 -----                       ---

   Total deferred income tax liabilities         5,533                     5,249
                                                 -----                     -----


   Net deferred tax assets                     $24,031                   $19,682
                                               =======                   =======

12.    Financial Instruments
----------------------------

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


                                                 Fair                     Carrying
                                                Value                       Value
                                                -----                     --------
                                                         (in thousands)
         2001 Financial Liabilities:
         Long-term Debt-
         Revolving Credit Facility:
           Revolving Notes                    $ 93,143                   $  93,143
           Term Notes                           45,311                      45,311
         Senior Subordinated Notes              31,978                      63,956

         2000 Financial Liabilities:
         Long-term Debt-
         Revolving Credit Facility:
           Revolving Notes                    $ 91,136                   $  91,136
           Term Notes                           51,650                      51,650
         Senior Subordinated Notes              38,374                      63,956



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

Lumber Futures Contracts
------------------------

     The Company enters into lumber futures contracts to hedge price fluctuations related to anticipated future purchases of commodity lumber. While lumber futures contracts are entered into on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At December 29, 2001, the Company did not have any lumber futures contracts outstanding.

Interest Rate Swap
------------------

     The Company has entered into an interest rate swap agreement on February 17, 1999 that effectively fixes the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread (as discussed in Note 7 above) on $40.0 million of the Company's amended and restated line of credit borrowings. The interest rate swap agreement expired in February 2002.


13.  Related Party Transactions
-------------------------------

     Approximately 35% of the Company's  outstanding  shares of common stock are
owned  by  Riverside  Group,   Inc.  and  approximately  13%  owned  by  Imagine
Investments, Inc. and its parent, Stone Investments, Inc.

     In March 2000, the Company entered into an agreement with Buildscape, Inc., an entity affiliated with Riverside Group, Inc. and Imagine Investments, Inc., each of which may be deemed an affiliate of the Company. Pursuant to this agreement, the Company and Buildscape, Inc. are jointly conducting an Internet distribution program. Buildscape(R) is an Internet service designed for builders that allows the Company's customers to buy products and materials from Wickes and other suppliers. It provides real-time online access to the professional builders' specific Wickes price list, bill of materials and trade account. Wickes' sales through the Buildscape site were $23.8 million in 2001.

     In February 1998, as part of the determination made by the Company to discontinue or sell non-core programs, the Company sold certain operations to Riverside Group, Inc. In exchange for these assets, the Company received a three-year $870,000 unsecured promissory note and 10% of future net income of these operations (subject to a maximum of $429,000 plus interest). In March 2000, the Company extended the terms of its note receivable from Riverside Group, Inc. Under the revised terms, all previously accrued interest was paid to the Company by Riverside Group, Inc. on March 31, 2000. Repayment of the remaining principal balance was deferred for one year, with quarterly principal payments commencing on April 1, 2001 and ending June 30, 2002. On December 28, 2001 the Company amended the terms of its note receivable with Riverside Group, Inc. in an agreement that extended the payment of principal and interest, due in full, on December 28, 2002. As of December 29, 2001 the remaining principle balance was approximately $402,000, with accrued interest of $28,000. Interest earned for the years ended 2001, 2000 and 1999 was approximately $40,000, $54,000 and $71,000, respectively.

     In 2001, the Company paid approximately $953,000 in reimbursements primarily to affiliates of the Company's Chairman, for costs related to services provided to the Company during the year by certain employees of the affiliated company and use of a corporate aircraft. Total payments in 2000 and 1999 for similar services were approximately $333,000 and $660,000, respectively.


14. Severance and Other Charges
-------------------------------

     In 2001, the Company's management developed a plan to reorganize and improve productivity and performance. The results have shown and are expected to continue to show reductions in administrative expense, marketing expense, headcount and the elimination of non-strategic operating units. The Company incurred severance and other items of $1.7 million, primarily relating to
severance  pay  and   distribution   center  closing  costs.


15. Other Operating Income
--------------------------

     Other operating income on the Company's Statement of Operations primarily includes the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivables and casualty gains/losses. Other operating income increased approximately $1.0 million or 32.0% to $4.3 million in 2001, compared with $3.3 million in 2000. The increase is attributable to gains realized on the sale of real estate and various fixed assets. During 2001, the Company sold four pieces of real estate, resulting in recorded gains of approximately $1.2 million. This is compared with three real estate sales and various fixed asset disposals in 2000, resulting in total gains of approximately $0.3 million. The following table summarizes the major components of other operating income by year.






                                                                       Other Operating Income

                                                                                Gain/(Loss)
                                                                2001              2000             1999
                                                                ----              ----             ----
                                                                             (in thousands)

Sale of property, plant and equipment                          $  1,357          $   345           $ 1,821
Accounts receivable service charges                               2,305            2,409             2,460
Casualty losses                                                    (320)            (559)             (556)
Other                                                             1,002            1,096             1,208
                                                                  -----            -----             -----
Total                                                          $  4,344          $ 3,292           $ 4,932
                                                               ========          =======           =======



16. Selected Quarterly Financial Data (unaudited)
-------------------------------------------------

     The following table contains selected unaudited quarterly financial data for the years ended December 29, 2001 and December 30, 2000. Quarterly earnings/(loss) per common share may not total to year end earnings/(loss) per share due to the issuance of additional shares of Common Stock during the course of the year.


                                             QUARTERLY FINANCIAL DATA
                                                    (Unaudited)
                                                  Fiscal Quarters
                               (in millions, except per share data and percentages)

                                                            Income (loss)                        Basic / Diluted
                              Net Sales as a                   before                          Net income (loss)
                               % of Annual        Gross     Extraordinary     Net Income        per share before
                Net Sales       Net Sales         Profit       Item               (Loss)       Extraordinary Item
                ---------       ---------         ------       ----               ------       ------------------
2001
----
Quarter 1        $184.8           18.5%           $42.0       $(6.5)              $(6.5)       $(.78)/(.78)
Quarter 2         274.1           27.4             58.6         1.0                 1.0            .12/.12
Quarter 3         295.3           29.5             61.3         0.7                 0.7            .08/.08
Quarter 4         246.8           24.6             49.7        (2.3)               (2.3)        (.27)/(.27)

2000
----
Quarter 1        $216.5           21.1%           $46.0       $(3.2)              $(3.2)       $(.39)/(.39)
Quarter 2         280.4           27.3             60.1         1.5                 1.5          .19 / .18
Quarter 3         282.7           27.5             62.6         2.1                 2.1          .26 / .25
Quarter 4         248.0           24.1             54.4        (4.4)                2.4         (.53)/(.53)



     Each fiscal quarter in the table above represents a thirteen-week period, with the exception of Quarter 4 in 2000, which was a fourteen-week period.


                                                    WICKES INC. AND SUBSIDIARIES

                                           Schedule II - Valuation and Qualifying Accounts

                                    For the Years Ended December 29, 2001, December 30, 2000, and
                                                          December 25, 1999
                                                       (dollars in thousands)


        Col. A                   Col. B                       Col. C                       Col. D               Col. E
----------------------         -------------       --------------------------------      ----------            --------
                                                             Additions
                                                             ---------
                                                       (1)                  (2)                                 Balance
                                 Balance at        Charged to           Charged to                                 at
                                 Beginning         Costs and              Other                                 End of
       Description               of Period         Expenses             Accounts(a)        Deductions(b)        Period
       -----------               ---------         --------             -----------        -------------        ------

2001:
Allowance for doubtful
    accounts                        $2,791            $1,470               ($197)              $2,339         $2,119

2000:
Allowance for doubtful
    accounts                        $4,105              $983                 ($7)              $2,290         $2,791

1999:
Allowance for doubtful
    accounts                        $4,393            $1,724                ($40)              $1,972         $4,105





(a) Net recoveries from previously closed stores credited to other operating income.

(b) Reserved accounts written-off.

                                  Exhibit Index
                                  -------------

  Exhibit
  Number        Description
  ------        -----------

     3.1
          (a)* Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (the "Form S-1"), Commission File No. 2-67334).

          (b)* First Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.01 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 1994).***

          (c)* Second Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 1997).***


     3.2* By-laws of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K (the "1993 Form 10-K") for the year ended December 25, 1993).***


     4.1
          (a)* Credit Agreement dated February 17, 1999, among the Registrant, as Borrower, each of the financial institutions signatory thereto, BankBoston Business Credit as Administrative Agent and Issuing Bank, BancBoston Robertson Stephens Inc. as Syndication Agent, and Nationsbank, N.A. as Documentation Agent (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 26, 1998).***

     4.1
          (b)* First Amendment dated July 8, 1999  (incorporated by reference to
               Exhibit 4.1 to the Registrant's Report on Form 10-Q for the period ended June 26, 1999).***

     4.1

          (c)* Second Amendment dated September 14, 1999 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 25, 1999).***

     4.1

          (d)* Amended and Restated Credit Agreement dated December 13, 2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lendors set forth therein (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 29,2000).***

     4.1
          (e)**Amended and Restated Credit Agreement dated May 14, 2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lendors set forth therein.

     4.1
          (f)**Amended and Restated Credit Agreement dated August 13, 2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lendors set forth therein.

     4.1
          (g)**Amended and Restated Credit Agreement dated February 28, 2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lendors set forth therein.

     4.2* Indenture dated as of October 15, 1993 between the Registrant and Marine Midland Bank, N.A. (incorporated by reference to Exhibit 4.2 to the 1993 Form 10-K).***

     10.1*Agreement,  dated July 21, 1993,  between Collins & Aikman Group, Inc.
          and the Registrant (incorporated by reference to Exhibit 10.12 to the Form S-1).

     10.2
          (a)* Amended and Restated 1993 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 1994 (the "1994 Form 10-K")).***

          (b)* Amendment No. 1 (incorporated by reference to Exhibit 10.8(b) to the Registrant's Annual Report on Form 10-K for the year ended December 1996).***

          (c)* Form of Option  Agreement  (incorporated  by reference to Exhibit
               10.22 to the Form S-1).

          (d)* Form of Option  Agreement  (incorporated  by reference to Exhibit
               10.8 to the 1994 Form 10-K).***

          (e)* Form  of  Long-Term  Stock  Option  Agreement   (incorporated  by
               reference to Exhibit 10.8 to the 1994 Form 10-K).***

          (f)* Form of Long-Term Performance Bonus Agreement (incorporated by reference to Exhibit 10.8 to the 1994 Form 10-K).***

          (g)* Amendment No. 2 (incorporated by reference to Exhibit 10.4 to the 1997 Form 10-K).***

          (h)* Form of Option  Agreement  (incorporated  by reference to Exhibit
               10.4 to the 1997 Form 10-K).***

     10.3
          (a)* Amended and Restated 1993 Director Incentive Plan of Registrant (incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 26,
               1994).***

          (b)* Form of Option  Agreement  (incorporated  by reference to Exhibit
               10.24 to the Form S-1).

     10.4*Special Severance and Stay Incentive Bonus Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 1997 (the "1997 Form 10-K")).***

     10.5
          (a)* Agreement dated November 4, 1997 between the Registrant and Riverside Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 1997).***

          (b)* Amendment and Closing Agreement to Agreement dated November 4, 1997 between the Registrant and Riverside Group, Inc.
               (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-K).***

     10.6*Agreement between the Registrant and Buildscape, Inc. (incorporated by reference to Exhibit 10.6 to teh Registrant's Annual Report on Form 10-K for the year ended December 25, 1999).***


     21.1** List of Subsidiaries of the Registrant.


     23.1** Consent of Deloitte & Touche LLP.


*    Incorporated by reference.
**   Filed herewith.
*** SEC File No. 1-14967

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

                                                                    Exhibit 21.1

                       LIST OF SUBSIDIARIES OF REGISTRANT



Name                                                     State of Incorporation
----                                                     ----------------------

Lumber Trademark Company                                               Illinois

GLC Division, Inc.                                                     Delaware

                                                                    Exhibit 23.1




INDEPENDENT AUDITORS' CONSENT
-----------------------------

We consent to the incorporation by reference in Registration Statement Nos. 33-85380, 33-88010, 33-90240 of Wickes Inc. and subsidiaries on Form S-8 of our report dated March 5, 2002, except for the last paragraph of Note 7, as to which the date is March 29, 2002, appearing in the Annual Report on Form 10-K of Wickes Inc. and subsidiaries for the year ended December 29, 2001.


/s/ Deloitte & Touche LLP
Chicago, IL
March 29, 2002