Form 10-K/A
period 2001-12-29
WICKES INC
filed 2002-05-01
CIK 910620

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 29, 2001

                                       or

[_] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____ To ____

                           Commission File No. 1-14967
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

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                    DIRECTORS

     In accordance with the Bylaws of the Company, the Company's Board of Directors has provided for a Board of Directors of eight members, divided into three classes. The directors of each class are to be elected at the annual meeting of stockholders held in the year in which the term for such class expires and serve thereafter for three years. The term of office for directors in Class I expires in 2003 and the term of office for directors in the Class II expires in 2004. The term of office for directors in Class III expires at the 2002 annual meeting of stockholders to be held on May 21st, 2002 (the "Meeting").

     The following table gives the names of the nominees for election to the Board of Directors as class III members, their ages and the years they first became directors.



Name                                              Age              Year First
                                                                Became Director
====                                              ===           ===============
Harry T. Carneal                                   49                 1998
Robert E. Mulcahy III                              65                 1988
Frederick H. Schultz                               73                 1993

     Mr. Carneal has been president and a director of Stone Capital, Inc. and an executive officer and director of its parent and subsidiary corporations, including Imagine, for more than the past eight years. Stone Capital, Inc. is a privately-held investment company.

     Mr. Mulcahy has been a director of the Company since April 1988. Since April 15, 1998, Mr. Mulcahy has been Director of Athletics of Rutgers University. For more than six years prior to that time, Mr. Mulcahy was President and Chief Executive Officer of New Jersey Sports and Exposition Authority, a racing, sports and entertainment enterprise. He is also a director of First Morris Bank and Trust, Morristown, New Jersey.

     Mr. Schultz has been a director of the Company since September 1993. Mr. Schultz is a private investor. From 1979 to 1982, Mr. Schultz served as Vice Chairman of the Board of Governors of the Federal Reserve System.

     The following table presents information with respect to the members of the Board of Directors whose terms do not expire at the Meeting:


Name                                       Age         Positions       Director
                                                                        Since
====                                       ===       =============     ========
J. Steven Wilson                           58      Director (Class I)   1991
Robert T. Shaw                             67      Director (Class I)   1998
Albert Ernest, Jr.                         71      Director (Class II)  1993
William H. Luers                           72      Director (Class II)  1995
Claudia B. Slacik                          45      Director (Class II)  1992

     Mr. Wilson has been Chief Executive Officer and a director of the Company since November 1991 and Chairman of the Board since August 1993. Mr. Wilson was also President of the Company from July 1996 to May 1997 and since July 2001. Mr. Wilson has been Chairman, President and Chief Executive Officer of Riverside, a holding company, since August 1985. Mr. Wilson is also a director of Riverside and First Industrial Realty Trust, Inc.

     Mr. Shaw has been president and a director of Imagine for approximately four years and president and a director of Florida/Dallas Holding Corporation since 1997. For more than the past seven years, Mr. Shaw has served as president, treasurer and a director of Consolidated National Corporation and several of its subsidiaries.

     Mr. Ernest has been a director of the Company since September 1993. Mr. Ernest currently is the president of Albert Ernest Enterprises, an investment firm. From 1971 through 1991, Mr. Ernest was associated with Barnett Bank of Jacksonville, N.A. and Barnett Banks, Inc. ("BBI"), serving as Vice Chairman and a director of BBI from 1982 to 1988 and President and Chief Operating Officer and a director of BBI from 1988 to 1991. He is also a director of FRP Properties, Inc., Florida Rock Industries, Inc., a construction materials company, Regency Realty Corporation and Stein Mart, Inc., a retailer.

     Mr. Luers has been a director of the Company since June 1995. Since February 1, 1999 Mr. Luers has been president and chairman of the United Nations Association of the United States of America, a not-for-profit organization. From 1986 to February 1999, Mr. Luers was president of The Metropolitan Museum of Art. Mr. Luers served in the United States Foreign Service from 1957 to 1986 and was Ambassador to Czechoslovakia from 1983 to 1986 and Ambassador to Venezuela from 1978 to 1982. Mr. Luers is also a director of IDEX Corporation, and several Scudder Kemper international and domestic mutual funds.

     Ms. Slacik has been a director of the Company since June 1992. For more than the past six years, Ms. Slacik has held senior positions with Citigroup Inc., a financial services company, including, most recently, Managing Director.

                                   MANAGEMENT

     Set forth below is information regarding the executive officers of the
Company:



Name                                     Age                      Position                     Executive
                                                                                             Officer Since
====                                   =======                    ========                   ==============
J. Steven Wilson                            58   Chairman of the Board, President and                 1991
                                                 Chief Executive Officer

George C. Finkenstaedt                      50   Senior Vice President Manufacturing and              1990
                                                 International

Jimmie J. Frank                             47   Senior Vice President Merchandising and              1997
                                                 Marketing

James O'Grady                               46   Senior Vice President Operations                     2001

James A. Hopwood                            40   Senior Vice President and Chief Financial            1998
                                                 Officer

George B. Watt                              45   Controller                                           2001

     For information regarding Mr. Wilson, see "Election of Directors."

     Mr. Finkenstaedt has been associated in various capacities with the Company and its predecessor since 1979. Mr. Finkenstaedt was appointed a Vice President in 1990 and, prior to such appointment, held various executive positions with the Company in Operations, Merchandising, Manufacturing and International.

     Mr. Frank joined the Company in January 1997 and was appointed a Vice President in April 1997. From February 1994 to January 1997, Mr. Frank was a Senior Merchandise Manager for Contractor's Warehouse. Prior to that time, Mr. Frank was General Manager of Merchandising for Builder Marts of America.

     Mr. O'Grady joined the Company in 1977 and has held various management positions in operations. Mr. O'Grady was appointed Senior Vice President Operations in July 2001.

     Mr. Hopwood was appointed a Senior Vice President in May 2001. He is the Chief Financial Officer. He was appointed Vice President--Finance in February 1998 and appointed Treasurer in July 1998. Prior to 1994, Mr. Hopwood was associated with Goldman, Sachs & Co., an investment banking firm. Mr. Hopwood was also employed by the Company and its predecessor from 1983 until 1990. He has held management positions with the Company in accounting, auditing, credit extension, financial planning, human resources, information systems, investor relations, mergers and acquisitions, real estate, risk management, strategic planning, tax and treasury activities.

     Mr. Watt joined the Company in 1983 and has held various positions within the accounting area. Mr. Watt was named Controller in May 2001.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     All reports with respect to the Company to be filed under Section 16(a) of the Securities Exchange Act of 1934 during or with respect to 2001 were filed on a timely basis except that Annual Statements of Changes in Beneficial Ownership on Form 5 were inadvertently filed late on behalf of Ms. Slacik and Messrs. Schultz, Ernest, Mulcahy and Luers.

Item 11. EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

     The Summary Compensation Table below summarizes the compensation paid in the years indicated to the Company's Chief Executive Officer, to the Company's former President and Chief Operating Officer and to each of the other four most highly compensated executive officers of the Company who were serving as executive officers at December 29, 2001, the Company's fiscal year end.

                                               Summary Compensation Table

                                                                                         Long-Term
                                                                                        Compensation
                                                                                        ------------
                                                                                           Awards
                                                                                        ------------
                                                                                        Securities
                                               Annual Compensation       Other Annual   Underlying     All Other
                                               -------------------       Compensation  Options/SARs  Compensation
    Name and Principal Position       Year   Salary ($)    Bonus ($)        ($)(1)         (#)          ($)(2)
    ---------------------------       ----   ----------    ---------     ------------  ------------  ------------
J. Steven Wilson                       2001    500,000            --         11,100            --         10,600
    Chairman of the Board, President   2000    499,900       342,000         12,600            --         10,600
    and Chief Executive Officer        1999    497,300       528,000         12,300        15,000         10,600
David T. Krawczyk                      2001    292,300            --          8,100            --      1,005,200
    former President and               2000    495,100       285,000         42,700        20,000          9,400
    Chief Operating Officer            1999    371,300       330,000         38,400        15,000          8,000
George C. Finkenstaedt                 2001    249,000            --          5,100        10,000          6,800
   Senior Vice President               2000    223,500       128,000          3,900        10,000          6,600
     Manufacturing and International   1999    183,500       138,500          3,100         7,500          6,300
Jimmie J. Frank                        2001    235,100            --         67,800        10,000          4,200
    Senior Vice President              2000    224,900       128,000         71,600        10,000          4,300
   Merchandising and Marketing         1999    183,500       115,500         53,900         2,500          4,000
James O'Grady                          2001    222,900            --             --        12,500          4,300
    Senior Vice President Operations
James A. Hopwood                       2001    166,400            --             --         2,500          4,300
    Senior Vice President and          2000    139,800        55,900             --         2,500          4,500
    Chief Financial Officer            1999    127,800        83,200             --         4,100          3,400

--------------
(1) Other Annual Compensation includes for 2001: reimbursement for taxes with respect to certain personal benefits and with respect to the taxable portions of long-term disability insurance premiums paid by the Company ($11,100 for Mr. Wilson, $3,000 for Mr. Krawczyk, $5,200 for Mr. Frank, and $5,100 for Mr. Finkenstaedt); the taxable portion of reimbursement for living, travel and personal expenses while away from home on Company business ($2,900 for Mr. Krawczyk and $31,900 for Mr. Frank); and reimbursements for taxes with respect to these taxable living, travel and personal expenses ($2,200 for Mr. Krawczyk and $30,700 for Mr. Frank).

Other Annual Compensation includes for 2000: reimbursement for taxes with respect to certain personal benefits and with respect to the taxable portion of long-term disability insurance premiums paid by the Company ($9,200 for Mr. Wilson, $4,800 for Mr. Krawczyk, $2,400 for Mr. Frank and $3,900 for Mr. Finkenstaedt); the taxable portion of reimbursement for living, travel and personal expenses while away from home on Company business ($2,000 for Mr. Wilson, $21,200 for Mr. Krawczyk and $34,500 for Mr. Frank); and reimbursements for taxes with respect to these taxable living travel and personal expenses ($1,400 for Mr. Wilson, $16,700 for Mr. Krawczyk and $34,700 for Mr. Frank).

Other Annual Compensation includes for 1999: reimbursement for taxes with respect to certain personal benefits and with respect to the taxable portion of long-term disability insurance premiums paid by the Company ($8,900 for Mr. Wilson, $5,100 for Mr. Krawczyk, $1,900 for Mr. Frank and $3,100 for Mr. Finkenstaedt); the taxable portion of reimbursements for living, travel and personal expenses while away from home on Company business ($2,000 for Mr. Wilson, $18,600 for Mr. Krawczyk and $26,100 for Mr. Frank); and reimbursements for taxes with respect to these taxable living travel and personal expenses ($1,400 for Mr. Wilson, $14,600 for Mr. Krawczyk and $25,900 for Mr. Frank).

(2) All Other Compensation includes for 2001: payment for premiums for long-term disability insurance ($10,600 for Mr. Wilson, $330 for Mr. Krawczyk and $2,500 for Mr. Finkenstaedt); the Company's contribution to the executive's accounts under the Company's 401(k) Plan ($4,300 for Mr. Krawczyk, $4,200 for Mr. Frank, $4,300 for Mr. Finkenstaedt, $4,300 for Mr. Hopwood and $4,300 for Mr. O'Grady), reimbursement of $600 to Mr. Krawczyk for certain moving related expenses; and a $1,000,000 severance payment under the Company's Special Severance and Stay Incentive Bonus Plan to Mr. Krawczyk whose employment with the Company terminated on July 5, 2001.

     All Other Compensation includes for 2000: payment of premiums for long-term disability insurance ($10,600 for Mr. Wilson, $4,000 for Mr. Krawczyk and $2,300 for Mr. Finkenstaedt); the Company's contribution to the executives' accounts under the Company's 401(k) Plan ($4,300 for Mr. Krawczyk, $4,300 for Mr. Frank, $4,300 for Mr. Finkenstaedt and $4,500 for Mr. Hopwood), and reimbursement of $1,100 to Mr. Krawczyk for certain moving expenses.

     All Other Compensation includes for 1999: payment of premiums for long-term disability insurance ($10,600 for Mr. Wilson, $4,000 for Mr. Krawczyk and $2,300 for Mr. Finkenstaedt); the Company's contribution to the executives' accounts under the Company's 401(k) Plan ($4,000 for Mr. Krawczyk, $4,000 for Mr. Frank, $4,000 for Mr. Finkenstaedt and $3,400 for Mr. Hopwood).

                        Option Grants in Last Fiscal Year

     The following table contains information regarding grants of options during fiscal 2001 to each of the named executive officers.



                                                                                              Potential
                                                                                              Realizable
                                                                                           Value at Assumed
                                                        % of Total                          Annual Rates of
                                           Number of    Options/SARs                          Stock Price
                                           Securities   Granted to   Exercised                Appreciation
                                           Underlying    Employees   or base                for Option Term
                                          Options/SARs      in        price    Expiration  ----------------
Name                                        Granted     Fiscal Year  ($/Sh)       Date      5% ($)   10% ($)
----                                        -------     -----------  ------       ----     ------   -------
J. Steven Wilson                                 --          --           --          --       --       --
George C. Finkensteadt                       10,000        14.2%     $  4.50     2/27/11   28,300   71,720
Jimmie J. Frank                              10,000        14.2%     $  4.50     2/27/11   28,300   71,720
James A. Hopwood                              2,500         3.6%     $  4.50     2/27/11    6,825   17,930
James O'Grady                                12,500        17.7%     $  4.50     2/27/11   35,375   89,650


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

     The following table contains information regarding the values of certain unexercised options to purchase shares of common stock held by the named executive officers at the end of fiscal 2001. No options were exercised by these persons in fiscal 2001.


                                                            Number of Securities       Value of Unexercised
                                                           Underlying Unexercised          In-the-Money
                                                          Options/SARs at FY-End (#) Options/SARs at FY-End ($)
                                                          -------------------------  -------------------------
Name                                                      Exercisable/Unexercisable  Exercisable/Unexercisable
----                                                      -------------------------  -------------------------
J. Steven Wilson                                                 122,000/ 5,000                     0/0
George C. Finkenstaedt                                            50,834/19,166                     0/0
Jimmie J. Frank                                                   32,501/17,499                     0/0
James A. Hopwood                                                  14,767/ 5,533                     0/0
James O'Grady                                                      5,517/14,283                     0/0

    Compensation And Benefits Committee Interlocks And Insider Participation

     No member of the Compensation and Benefits Committee is a current or former officer or employee of the Company or any of the Company's subsidiaries. None of the Company's executive officers has served on the board of directors or on the compensation committee of any other entity that had an executive officer serving on the Company's Board of Directors or on its Compensation and Benefits Committee.

                                 Incentive Plans

Director Incentive Plan

     Under the 1993 Amended and Restated Director Incentive Plan (the "Director Incentive Plan"), any individual who serves as a member of the Company's Board of Directors can be granted (either alone or in tandem) stock options, stock appreciation rights, restricted shares, performance shares or performance units. A total number of 75,000 shares are reserved for issuance for such purposes under the Director Incentive Plan. In addition, shares may also be issued to Directors who elect to receive shares in lieu of fees.

     The Director Incentive Plan is administered by the Compensation and Benefits Committee of the Board of Directors which must consist of not less than two members of the Board of Directors.

     Stock Options. The Director Incentive Plan provides for the automatic grant to each director who is not an employee of the Company (other than Messrs. Carneal and Shaw for years prior to 2003) of an option to acquire 1,000 shares of Wickes Common Stock on January 1, of each year. Accordingly, options for 1,000 shares with an exercise price of $4.406 and $2.800 were issued in January 2001 and January 2002, respectively, to eligible directors. The Director Incentive Plan also provides for discretionary stock option grants on terms prescribed by the Compensation and Benefits Committee, provided that the exercise price of such options may be not less than the fair market value of Wickes Common Stock on the date of grant.

     Election to Receive Shares in Lieu of Fees. Under the Director Incentive Plan, directors may make an annual irrevocable election to receive up to 100% of their annual retainer and committee fees, which are payable quarterly, in the form of stock. Such election must be made in writing prior to July 1 in the year prior to the year for which the election is made, and shares will be issued on January 1, April 1, July 1 and October 1 of each year. Shares so received may not be sold, assigned, transferred, pledged or otherwise encumbered while the director is serving on the Board and until the later of (i) three months from the last date that the director served as a director of the Company and (ii) six months from the date of purchase of such Shares.

1993 Long-Term Incentive Plan

     The 1993 Long-Term Incentive Plan (the "Incentive Plan") consists of two separate sub-plans, the "Wickes Inc. Non-Director Employee Incentive Sub-Plan" (the "Non-Director Sub-Plan") and the "Wickes Inc. Employee-Director Incentive Sub-Plan" (the "Employee-Director Sub-Plan"), each of which is administered by the Compensation and Benefits Committee, which must continue to consist of not less than two members of the Board of Directors. The members of the Compensation and Benefits Committee are not eligible to receive Awards under the Incentive Plan. The Compensation and Benefits Committee has authority to administer the Incentive Plan and to determine participants, awards and terms and conditions of Awards, including, in its sole discretion, the establishment of annual financial and performance goals of the Company which will be considered in determining awards. A maximum of 50,000 shares of Wickes Common Stock may be the subject of Award grants to any participant in any calendar year.

     Awards under the Non-Director Sub-Plan may be granted only to any employee of the Company or any Related Entity (as defined in the Incentive Plan) whom the Compensation and Benefits Committee identifies as having a direct and significant effect on the performance of the Company or such Related Entity. Members of the Board of Directors of the Company are ineligible to receive Awards under the Non-Director Sub-Plan.

     Awards under the Employee-Director Sub-Plan may be granted only to any employee of the Company or any Related Entity who serves as a member of the Board of Directors of the Company.

     A total of 835,000 shares are reserved for issuance under the Incentive Plan. Approximately 3,800 employees of the Company are currently eligible to participate in the Incentive Plan.

     Stock Options. Under the Incentive Plan, key employees are eligible to receive "incentive stock options" ("incentive options") qualifying under Section 422 of the Internal Revenue Code or "non-qualified options" which do not qualify under Section 422 of the Code ("non-qualified options") to purchase shares of Wickes Common Stock. Options are exercisable at such time and on such terms as the Compensation and Benefits Committee determines, except that the exercise price of any option granted may not be less than the fair market value (110% of fair market value in the case of incentive stock options granted to holders of more than 10% of Wickes Common Stock) per share of Wickes Common Stock on the date of grant. No incentive options may be granted after ten years from the date of adoption of the plan. Subject to certain additional limitations, no option by its terms is exercisable after the expiration of 10 years (5 years in the case of incentive stock options granted to holders of more than 10% of Wickes Common Stock) from the date of grant, or such other period (in the case of non-qualified options) or such shorter period (in the case of incentive options) as the Compensation and Benefits Committee in its sole discretion may determine. Unless the Compensation and Benefits Committee determines otherwise, stock options are exercisable only if the holder is an officer or employee of the Company at the time of exercise (subject to certain grace periods). Stock options are not transferable, except by will and by the laws of descent and distribution. Options become exercisable as determined by the Compensation and Benefits Committee.

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

401(k) Plan

     The Company has in effect a savings and retirement plan (the "401(k) Plan"). All employees who are at least 18 years of age and have met certain service requirements are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify under Section 401(a) of the Internal Revenue Code, and has a cash or deferred arrangement intended to qualify under Section 401(k) of the Code. Under the 401(k) Plan's cash or deferred arrangement, each non highly compensated eligible employee may elect to make before-tax contributions of from 2% to 15% of his or her gross pay or after-tax contributions of from 1% to 15% of gross pay, subject to an aggregate limit of 15% of gross pay and certain statutory limitations. Highly compensated eligible employees (as defined by the Code) are limited to from 2% to 8% of his or her before-tax contributions or after-tax contributions from 1% to 15% of gross pay, subject to an aggregate limit of 15% of gross pay and certain statutory limitations. The Company currently matches 50% of the first 5% of an employee's contribution. Certain long-time employees are entitled to receive an additional 1% or 3% of gross pay. Each participant invests his or her individual account in selected investment alternatives as directed by the trustee of the 401(k) Plan, including a fund that invests primarily in shares of Wickes Common Stock. The Company may in its discretion make a profit sharing contribution to the 401(k) Plan, which may be made in cash or in shares of Wickes Common Stock. Shares of Wickes Common Stock so contributed by the Company do not become subject to the investment control of the participants until the calendar year following the date of contribution.

Stay Incentive Bonus Plan

     On November 25, 1997, the Compensation and Benefits Committee adopted the Special Severance and Stay Incentive Bonus Plan (the "Stay Plan"). The Stay Plan was amended in February 2001 to extend the covered period through December 31, 2001. The Stay Plan was implemented in order to provide the Company with the ability to retain selected key employees during the Company's consideration and implementation of strategic and operational alternatives.

     Prior to January 1, 2002, the Stay Plan consisted of two types of awards: special severance awards and stay incentive bonuses. Special severance bonuses were payable to participants whose employment was terminated by the Company during the covered period other than for cause or disability (a "Severance Bonus"). Stay incentive bonuses (each, a "Stay Bonus") were payable to participants who remained Company employees through any Group Transfer (as defined).

     In January 2002, the Board of Directors Compensation and Benefits Committee elected not to extend the portions of the Stay Plan providing for a Severance Bonus and elected to extend the portions of the Stay Plan providing for a Stay Bonus to cover the period through December 31, 2002. The Stay Plan has been re-titled as the "Stay Incentive Bonus Plan."

     At March 31, 2002, seven of the Company's current employees have been selected by the Compensation and Benefits Committee to participate in the Stay Plan. The bonus percentage of Mr. Wilson under the Stay Plan is 200% and that of Messrs. Frank, Finkenstaedt, Hopwood and O'Grady is 100% of base compensation (as described in the Stay Plan).

                              DIRECTOR COMPENSATION

     During 2001, directors other than Messrs. Wilson, Carneal and Shaw received $35,000 per year for their services as directors. Commencing in 2002, Messrs. Carneal and Shaw will also receive compensation for services as directors. In addition, the chairs of the Audit and Related Party Committees received $4,000, and the other members of these committees received $3,000 each in 2001.

     Eligible outside directors also participate in the 1993 Amended and Restated Director Incentive Plan. For information concerning this plan, see "Incentive Plans--Director Incentive Plan."

                REPORT OF THE COMPENSATION AND BENEFITS COMMITTEE

Executive Compensation Philosophy

     The Company's compensation philosophy is to adopt compensation programs sufficient to attract and assist in retaining qualified executives. These programs consist of base salary and short-term and long-term incentives intended to provide competitive compensation for achieving good results and highly competitive compensation for achieving aggressive objectives. These programs are also intended to motivate management to increase stockholder value and to emphasize stock ownership to align the interests of management with those of stockholders.

Base Salary

     The base salary component of an executive's compensation has historically been established, based upon performance, experience and other factors, within a salary range intended to approximate the ranges of base pay for positions of comparable responsibility in a self-selected group of companies in the building materials distribution industry about which appropriate compensation information is available to the Company (the "Industry Group"). In order to obtain a broader and more representative group for comparison purposes, the Industry Group is more extensive than the companies whose securities are included in the Peer Group Index described in "Comparison of Cumulative Total Return" below. Mr. Wilson's base salary was established in conformity with principles applicable to the Company's other executives.

Short-Term Incentives

     Short-term incentives are provided by a cash bonus opportunity established as a target percentage of an executive's base salary and based upon meeting established objectives. For 2001, the incentive bonuses of Mr. Wilson and the other executive officers were solely dependent upon the Company's achieving specific performance objectives for return on capital employed and certain strategic objectives. Based upon the Company's performance relative to these objectives, Messrs. Wilson, Hopwood, Finkenstaedt, Frank and O'Grady were not paid a 2001 incentive bonus.

Long-Term Incentives

     Awards under the Company's 1993 Long-Term Incentive Plan (the "Incentive Plan") are designed to provide additional incentives to achieve long-term corporate objectives, to promote the identity of the long-term interests of the Company's executives and stockholders and to assist in the retention of executives.

     During 2001, the Compensation and Benefits Committee awarded options for an aggregate of 70,000 shares of Wickes Common Stock to executive officers and other selected key employees, including options for 10,000 shares to Mr. Finkenstaedt, 10,000 shares to Mr. Frank, 12,500 to Mr. O'Grady and 2,500 shares to Mr. Hopwood. These options have an exercise price of $4.50, the fair market value of the Company's stock on the date of grant. See "Executive Compensation--Options Granted in Last Fiscal Year". The allocation of these stock options was based generally upon level of responsibility and, to a lesser extent, subjective factors.

     Awards to executive officers are designed to provide long-term incentives comparable to those provided to the senior management of the Industry Group. The Compensation and Benefits Committee is committed to making awards that are deductible to the Company for federal income tax purposes and believes that the awards granted under the Incentive Plan will qualify for the performance-based exemption from the $1 million compensation limit under section 162(m) of the Internal Revenue Code.

                                             Harry T. Carneal, Chairman
                                             Robert E. Mulcahy III
                                             Claudia B. Slacik

                      COMPARISON OF CUMULATIVE TOTAL RETURN

     The graph below compares the performance of Wickes Common Stock with the Nasdaq Stock Market (U.S) Index (the "Nasdaq Stock Market--U.S.") and with a Peer Group Index (as described below) by showing the cumulative total return, through December 31, 2001, an investor would have received on each from investing $100 in each on January 1, 1997 and reinvesting all dividends received. The Peer Group Index includes the common stock of the following companies included on a list compiled by Nasdaq of companies whose common stock is traded on Nasdaq and whose primary Standard Industrial Classification is Lumber and Other Building Materials: Building Materials Holding Corp., the Company and Wolohan Lumber Co. This Peer Group Index has been weighted for market capitalization.







                                    Peer Group       NASDAQ
                  Wickes Inc.       Index            Market Index
                  -----------       ----------       ------------

1996              100.00             100.00           100.00
1997               78.79              92.86           122.32
1998              103.03             102.66           172.52
1999              130.30              96.11           304.29
2000              100.00              81.37           191.25
2001               73.74             110.37           152.46

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     PRINCIPAL SECURITY HOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT

     The following table contains information as of March 31, 2002, concerning beneficial ownership of Wickes Common Stock by persons known by the Company to own beneficially more than five percent of Wickes Common Stock and by (i) the Company's directors, (ii) the executive officers of the Company named in the Summary Compensation Table under "Executive Compensation" and (iii) all executive officers and directors of the Company as a group.

     The following table also contains information as of March 31, 2002, concerning beneficial ownership by such persons of common stock, par value $.10 per share ("Riverside Common Stock"), of Riverside Group, Inc. ("Riverside"). Riverside may be deemed the parent of the Company.


                                         Amount and Nature of              Amount and Nature of
                                         Beneficial Ownership              Beneficial Ownership
Name and Address                              of Wickes            % of        of Riverside           % of
of Beneficial Owner                        Common Stock (1)        Class     Common Stock (1)         Class
-------------------                      --------------------      -----   --------------------       -----

5% Stockholders:                             2,853,943(2)          34.5             --                --
Riverside Group, Inc.
    7800 Belfort Parkway
    Jacksonville, Florida 32256

J. Steven Wilson                             2,980,943(2)(3)       36.0        2,725,415(2)(4)        57.2
    7800 Belfort Parkway
    Jacksonville, Florida 32256

Stone Investments, Inc./Imagine              1,082,000(5)          13.1          785,173(6)           16.5
   Investments, Inc.
    8150 North Central Expressway,
    Suite 1901
    Dallas, Texas 75206

Harry T. Carneal                             1,082,000(7)          13.1          785,173(6)           16.5
    8150 North Central Expressway
    Suite 1901
    Dallas, Texas 75206

Robert T. Shaw                                 990,000(8)          11.9          785,173(6)           16.5
    4211 Norbourne Blvd.
    Louisville, Kentucky 40207

Wellington Management Company, LLP             678,000(9)           8.2             --                --
    Wellington Trust Company, NA
    75 State Street
    Boston, Massachusetts 02109

Willow Creek Capital Management                579,200(10)          7.0             --                --
    WC Capital Management, LLC
    17 E. Sir Francis Drake Boulevard
    Suite 100
    Larkspur, California 94939




                                             Amount and Nature of             Amount and Nature of
                                             Beneficial Ownership             Beneficial Ownership
Name and Address                                   of Wickes         % of         of Riverside        % of
of Beneficial Owner                             Common Stock (1)     Class      Common Stock (1)      Class
-------------------                          --------------------    -----    --------------------    -----

Dimensional Fund Advisors Inc                    479,200(12)           5.8                --          --
    1299 Ocean Avenue
    Santa Monica, California 90401
Ironwood Capital Management, LLC                 974,000(12)          11.8                --          --
    Warren J. Isabelle
    Richard L. Droster
    Donald Collins
    IMC/Isabelle
   Small-Cap Value Fund
    21 Custom House Street
    Suite 240
    Boston, MA 02109
Other Directors and Named Executive
   Officers:

Albert Ernest, Jr.                                46,218(13)             *                --             *
William H. Luers                                  35,326(14)             *                --             *
Robert E. Mulcahy III                             12,835(13)          *3.9        --   258,883 (16)      *
Frederick H. Schultz                             325,793(13)(15)         *                --           5.4
Claudia B. Slacik                                 45,318(13)                                             *
George C. Finkenstaedt                            64,865(17)             *                --          --
Jimmie J. Frank                                   41,269(18)             *                --          --
James A. Hopwood                                  18,531(19)             *                --          --
James J. O'Grady                                  11,134(20)             *                --          --
All directors and executive                    5,039,232(21)          58.6           3,792,393        79.6
   officers as a group
   (12 persons)

-------------
     *Less than 1.0%
     (1) Unless otherwise noted, the owner has sole voting and dispositive power.
     (2) Essentially all of the shares of Wickes Common Stock owned by Riverside are directly or indirectly pledged to secure indebtedness of Riverside. Mr. Wilson is the Chairman, President and Chief Executive Officer and controlling shareholder of Riverside and disclaims beneficial ownership of the Wickes Common Stock owned by Riverside in excess of his pecuniary interest in Riverside. Essentially all of the voting securities of Riverside beneficially owned by Mr. Wilson are pledged to secure indebtedness of Mr. Wilson and his affiliates and 785,173 of those shares are subject to the option described in note
          (6). A default under any of the secured indebtedness of Riverside or Mr. Wilson could result in a change of control of the Company.
     (3) Includes 127,000 shares subject to employee stock options exercisable on March 31, 2002 or which will become exercisable within 60 days thereafter.
     (4) Includes 2,543,553 shares held by a corporation controlled by Mr. Wilson and 20,000 shares held by a trust of which Mr. Wilson's children are the designated beneficiaries. Essentially all of the voting securities of Riverside beneficially owned by Mr. Wilson are pledged to secure indebtedness of Mr. Wilson and his affiliates and 785,173 of those shares are subject to the option described in note
          (6). A default under this indebtedness could result in a change of control of the Company. See note (2).
     (5) Imagine Investments, Inc. ("Imagine") is a wholly-owned subsidiary of Stone Investments, Inc., which is a wholly-owned subsidiary of Stone Capital, Inc., which is a wholly-owned subsidiary of Stone Holdings, Inc., which is owned by entities controlled by James M. Fail. The 1,082,000 shares includes 467,000 shares owned by Stone Investments, Inc. and 615,000 shares owned by Imagine.
     (6) Shares presently acquirable by Imagine pursuant to an option from Mr. Wilson and a corporation controlled by Mr. Wilson.
     (7) Includes shares beneficially owned by Stone Investments, Inc. and Imagine, of which Mr. Carneal is a director and executive officer.
     (8) Includes 615,000 shares beneficially owned by Imagine, of which Mr. Shaw is president.
     (9) According to Schedule 13G dated December 31, 2001, Wellington Management Company, LLP ("WMC") and Wellington Trust Company N.A. ("WTC") are investment advisers and these shares are owned of record by clients of WMC and WTC.
     (10) According to Schedule 13G dated December 31, 2001, Willow Creek Capital Management is a registered investment adviser and is the manager of WC Capital Management, LLC. The clients of Willow Creek Capital Management and WC Capital Management, LLC have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. No individual client's holdings of the shares are more than five percent of the outstanding shares. Aaron H. Braun is the control person of Willow Creek Capital Management.
     (11) According to Schedule 13G dated December 31, 2001, all of these shares are owned by advisory clients of Dimensional Fund Advisors, Inc. no one of which to the knowledge of Dimensional Fund Advisors, Inc. owns more than five percent of the class.
     (12) According to Schedule 13G dated December 31, 2001, each of these entities or persons has shared voting power as to 627,471 shares and shared dispositive power as to 974,008 shares except IMC/Isabelle Small-Cap Value Fund, which has shared voting and investment power as to 458,471 shares.
     (13) Includes 12,335 shares subject to director stock options exercisable on March 31, 2002 or which will become exercisable within 60 days thereafter.
     (14) Includes 10,335 shares subject to director stock options exercisable on March 31, 2002 or which will become exercisable within 60 days thereafter.
     (15) Includes 5,027 shares owned for the benefit of Mr. Schultz's grandchild.
     (16) Includes 42,500 shares held by Mr. Schultz's spouse.
     (17) Includes 60,001 shares subject to employee stock options exercisable on March 31, 2002 or which will become exercisable within 60 days thereafter and 4,097 shares allocated to Mr. Finkenstaedt's account in the Company's 401(k) Plan.

     (18) Includes 40,001 shares subject to employee stock options exercisable on March 31, 2002 or which will become exercisable within 60 days thereafter and 1,268 shares allocated to Mr. Frank's account in the Company's 401(k) Plan.
     (19) Includes 17,801 shares subject to employee stock options exercisable on March 31, 2002 or which will become exercisable within 60 days thereafter and 730 shares allocated to Mr. Hopwood's account in the Company's 401(k) Plan.
     (20) Includes 11,134 shares subject to options exercisable on March 31, 2002 or which will become exercisable within 60 days thereafter.
     (21) Includes 315,612 shares subject to options exercisable on March 31, 2002 or which will become exercisable within 60 days thereafter.





Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 2001, the Company paid approximately $827,000 in reimbursements primarily to affiliates of the Company's Chairman of the Board, J. Steven Wilson, for costs related to services provided to the Company during the year by certain employees of the affiliated company and use of a corporate aircraft.

     In March 2000, the Company entered into an agreement with Buildscape, Inc., an entity affiliated with Riverside and Imagine, each of which may be deemed an affiliate of the Company. Pursuant to this agreement, the Company and Buildscape, Inc. are jointly conducting an Internet distribution program. Buildscape(R) is an Internet service designed for builders that allows the Company's customers to buy products and materials from Wickes and other suppliers. It provides real-time online access to the professional builders' specific Wickes price list, bill of materials and trade account. Wickes' sales through the Buildscape site were $23.8 million in 2001 and the Company paid Buildscape $126,000 in 2001 for Buildscape's services.

     In February 1998, as part of the determination made by the Company to discontinue or sell non-core programs, the Company sold its internet and utility marketing operations to Riverside. In exchange for these assets, the Company received a three-year $870,000 unsecured promissory note and Riverside's agreement to pay 10% of future net income of these operations (subject to a maximum of $429,000 plus interest). The terms of the transaction were approved by a committee of disinterested members of the Company's Board of Directors. In March 2000, the Company extended the terms of its note receivable from Riverside. Under the revised terms, all previously accrued interest was paid to the Company by Riverside on March 31, 2000. Interest accruing thereafter was to be paid on a quarterly basis. Repayment of the remaining principal balance was deferred for one year, with quarterly principal payments commencing on April 1, 2001 and ending June 30, 2002. On December 28, 2001 the Company amended the terms of its note receivable with Riverside in an agreement that extended the payment of principal and interest, due in full, on December 28, 2002. As of December 29, 2001 the remaining principal balance of the note was approximately $402,000, with accrued interest of $28,000, of which $25,000 was paid on January 3, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WICKES INC.

                             By:  /s/ James A. Hopwood
                                  --------------------
                                  James A. Hopwood
                                  Senior Vice President, Chief Financial Officer (Principal Accounting Officer)

Date: May 1, 2002