Form 10-Q
period 2002-03-30
WICKES INC
filed 2002-05-14
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                Commission File
For the Quarterly Period Ended March 30, 2002                   Number  1-14967
                               --------------                           -------


                                   WICKES INC.
                                   -----------
             (Exact name of registrant as specified in its charter)


          Delaware                                                36-3554758
-------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois                       60061
------------------------------------------------                     ----------
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

As of March 30, 2002, the Registrant had 8,285,027 shares of Common Stock, par value $.01 per share outstanding.

                          WICKES INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                                              Page
                                                                                             Number
                                                                                             ------

PART I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
            March 30, 2002 (Unaudited), December 29, 2001 and
            March 31, 2001 (Unaudited)                                                          3

           Condensed Consolidated Statements of Operations (Unaudited)-
            For the three months ended  March 30, 2002 and March 31, 2001                       4

           Condensed Consolidated Statements of Cash Flows (Unaudited)-
            For the three months ended March 30, 2002 and March 31, 2001                        5

           Notes to Condensed Consolidated
            Financial Statements (Unaudited)                                                    6

       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                        12

       Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                                                20


PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings                                                               21

       Item 2.  Changes in Securities and Use of Proceeds                                       21

       Item 6.  Exhibits and Reports on Form 8-K                                                21

                          WICKES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              March 30, 2002, December 29, 2001 and March 31, 2001
                        (in thousands except share data)

                                                                                    March 30,     December 29,       March 31,
                                                                                      2002             2001             2001
                                                                                  --------------  ---------------  ---------------
                                                                                   (UNAUDITED)                       (UNAUDITED)

                               ASSETS
Current assets:
    Cash                                                                        $           138   $          198   $          171
    Accounts receivable, less allowance for doubtful
       accounts of $2,378 in March 2002, $2,119 in December 2001,
       and $2,924 in March 2001                                                          73,094           83,369           80,149
    Notes receivable from affiliate                                                         415              430              281
    Inventory                                                                           108,119          100,118          134,238
    Deferred tax asset                                                                    9,461            7,474           10,148
    Prepaid expenses and other assets                                                     3,113            3,155            4,017
                                                                                  --------------  ---------------  ---------------
        Total current assets                                                            194,340          194,744          229,004
                                                                                  --------------  ---------------  ---------------

Notes receivable from affiliate                                                               -                -              201
Property, plant and equipment, net                                                       55,800           58,690           56,413
Trademark (net of accumulated amortization of $11,163 in March
     2002 and December 2001, $10,997 in March 2001)                                       5,856            5,856            6,023
Deferred tax asset                                                                       16,559           16,559           12,990
Rental equipment (net of accumulated depreciation of $2,357
     in March 2002, $2,186 in December 2001, and $1,734 in March 2001)                    2,066            2,287            2,598
Goodwill (net of accumulated amortization of $2,575 in March                             12,229           12,229           13,662
     2002 and December 2001, $2,232 in March 2001)
Other assets (net of accumulated amortization of $12,268 in
     2002, $11,881 in December 2001, and $10,731 in March 2001)                           5,163            4,805            6,354

                                                                                  --------------  ---------------  ---------------
        Total assets                                                            $       292,013   $      295,170   $      327,245
                                                                                  ==============  ===============  ===============

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                        $         9,392   $        9,157   $        8,687
    Accounts payable                                                                     52,908           43,956           59,958
    Accrued liabilities                                                                  18,293           18,660           16,256
                                                                                  --------------  ---------------  ---------------
      Total current liabilities                                                          80,593           71,773           84,901
                                                                                  --------------  ---------------  ---------------

Long-term debt, less current maturities                                                 185,057          193,253          211,541
Other long-term liabilities                                                               3,313            3,373            3,380

Stockholders' equity:
    Common stock, $0.01 par (8,285,027,  8,281,585,
       8,273,685 shares issued and outstanding respectively)                                 83               83               83
    Other comprehensive income(loss)                                                          -              (93)               -
    Additional paid-in capital                                                           87,145           87,134           87,103
    Accumulated deficit                                                                 (64,178)         (60,353)         (59,763)
                                                                                  --------------  ---------------  ---------------
     Total stockholders' equity                                                          23,050           26,771           27,423
                                                                                  --------------  ---------------  ---------------
     Total liabilties and stockholders' equity                                  $       292,013   $      295,170   $      327,245
                                                                                  ==============  ===============  ===============


The accompanying notes are an integral part of the consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (in thousands except share and per share data)


                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                    March 30,             March 31,
                                                                                      2002                  2001
                                                                                  -------------        --------------

Net sales                                                                       $      185,824       $       184,826
Cost of sales                                                                          147,439               142,669
                                                                                  -------------        --------------

    Gross profit                                                                        38,385                42,157
                                                                                  -------------        --------------

Selling, general and administrative expenses                                            37,821                44,856
Depreciation, goodwill and trademark amortization                                        1,421                 1,503
Provision for doubtful accounts                                                            464                   608
Store closing costs                                                                        962                     -
Other operating income                                                                    (565)                 (390)
                                                                                  -------------        --------------
                                                                                        40,103                46,577
                                                                                  -------------        --------------
    Loss from operations                                                                (1,718)               (4,420)

Interest expense                                                                         4,376                 5,883

                                                                                  -------------        --------------
    Loss before income taxes                                                            (6,094)              (10,303)

Income tax benefit                                                                      (2,269)               (3,819)
                                                                                  -------------        --------------

    Net loss                                                                    $       (3,825)      $        (6,484)
                                                                                  =============        ==============


Net loss per common share- basic and diluted                                    $        (0.46)      $         (0.78)

Weighted average common shares- for basic and diluted                                8,284,914             8,272,929



The accompanying notes are an integral part of the consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                         Three Months Ended
                                                                                         ------------------

                                                                                     March 30,          March 31,
                                                                                        2002              2001
                                                                                    -------------     --------------
Cash flows from operating activities:
  Net loss                                                                       $       (3,825)    $      (6,484)
  Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
    Depreciation expense                                                                  1,853             1,799
    Amortization of trademark                                                                 -                56
    Amortization of goodwill                                                                  -               172
    Amortization of deferred financing costs                                                387               338
    Provision for doubtful accounts                                                         464               608
    (Gain) loss on sale of assets and other items                                            (6)               19
    Deferred tax benefit                                                                 (1,989)           (3,456)
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                         9,811            (4,098)
       Increase in inventory                                                             (8,189)          (16,557)
       Increase in accounts payable and accrued liabilities                               8,618            19,296
       Increase in prepaids and other assets                                               (643)           (2,798)
                                                                                   -------------    --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       6,481           (11,105)
                                                                                   -------------    --------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                               (369)           (2,470)
  Proceeds from sales of property, plant and equipment                                    1,780                16
  Decrease in notes receivable                                                               15                 1
                                                                                   -------------    --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       1,426            (2,453)

Cash flows from financing activities:
    Net borrowings (repayments) under revolving line of credit                           (3,053)           13,486
    Repayments of term loan                                                              (4,907)                -
    Debt issuance cost                                                                       (7)                -
                                                                                   -------------    --------------

NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES                                     (7,967)           13,486
                                                                                   -------------    --------------

NET DECREASE IN CASH                                                                        (60)              (72)
Cash at beginning of period                                                                 198               243
                                                                                   -------------    --------------

CASH AT END OF PERIOD                                                            $          138   $           171
                                                                                   =============    ==============

Supplemental schedule of cash flow information:
     Interest paid                                                               $        2,667   $         3,290
     Income taxes paid                                                           $          122   $           215

Supplemental non-cash operating and investing activities:
     Certain items have been reclassified on the balance sheet from inventory to property, plant, and equipment. These items totaling
    $188K have been adjusted on the statement of cash flows as non-cash items.


The accompanying notes are an integral part of the consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

     Basis of Financial Statement Presentation
     -----------------------------------------

     The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Inc. and its consolidated subsidiaries (the "Company"). The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended December 29, 2001. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

     The Company has determined that it operates in one business segment, that being the supply and distribution of lumber, building materials and manufactured components to building professionals and do-it-yourself customers, principally in the Midwest, Northeast, and Southern United States. All information required by Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", is included in the Company's consolidated financial statements.

     Share Data
     ----------

     The Company issued 3,442 shares of Common Stock to members of its board of directors in lieu of cash compensation during the three months ended March 30, 2002.

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

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
----------------------------------------------

     Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS 142, goodwill amortization ceased. In addition, the Company has determined that its trademark life is indefinite and also ceased related amortization. Goodwill is now subject to fair-value based impairment tests performed on an annual basis. The Company has determined that is has only one reporting unit as defined in accordance with SFAS No. 142. The fair value of the reporting unit was primarily estimated using the expected present value of associated future cash flows and market values of comparable businesses where available. The Company determined based upon its assessment of fair value that no impairment of the Company exists. As required under SFAS 142 the following table provides net losses and earnings per share data adjusted for the effect of amortization of goodwill and other indefinite lived intangible assets.


                                         March 30,            March 31,
                                          2002                  2001
                                          ----                  ----

     Reported net loss           $        (3,825)     $         (6,484)

      Goodwill amortization                                        172
      Trademark amortization                                        56
                                   ----------------     ----------------
      Adjusted net loss           $       (3,825)      $        (6,256)
                                   ----------------     ----------------

     Net loss per common share-
      Basic and diluted:
       Reported net loss         $         (0.46)     $          (0.78)

       Goodwill amortization                0.00                  0.02
       Trademark amortization               0.00                  0.01
                                    ----------------     -----------------
       Adjusted net loss         $         (0.46)     $          (0.76)
                                    ----------------     -----------------


     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 resolves certain implementation issues related to SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 was adopted by the Company at the beginning of 2002.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.  COMPREHENSIVE LOSS
----------------------

       The components of comprehensive loss are as follows (in thousands):

                                                March 30,              March 31,
                                                  2002                   2001
                                                  ----                   ----

  Net loss                                $       (3,825)         $      (6,484)
  Cumulative effect of a change in
   accounting policy - adoption of
   SFAS 133, net of tax of $40                       -                      (66)

  Reclassification to earnings during
   the quarter                                                               66
                                          --------------          --------------

                                          $      (3,825)          $      (6,484)
                                          --------------          --------------


4.  LONG-TERM DEBT
------------------

       Long-term debt is comprised of the following (in thousands):


                                                March 30,              March 31,
                                                  2002                   2001
                                                  ----                   ----
  Revolving credit facility:
     Revolving notes                      $       90,089           $    106,735
     Term notes                                   40,404                 49,537
  Senior subordinated notes                       63,956                 63,956
  Less current maturities                         (9,392)                (8,687)

                                          ---------------          -------------
  Total long-term debt                    $      185,057           $    211,541
                                          ---------------          -------------



     Under the Company's credit agreement, the Company may borrow against certain levels of accounts receivable and inventory. Unused availability under the credit agreement at March 30, 2002 was $26.6 million. On August 13, 2001 the Company amended the credit agreement to remove the net worth covenant to increase the required minimum unused availability from $15 million to $25 million, and allow for certain corporate structure changes. The amendment also requires the Company to maintain certain average borrowing levels. The Company was in compliance with all covenants as of March 30, 2002.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   INCOME TAXES
-----------------

     The income tax benefit for the three-month period ended March 30, 2002 was $2.3 million compared to a benefit of $3.8 million for the three-month period ended March 31, 2001. An effective federal and state income tax rate of 37.2% was used to calculate income taxes for the first three months of 2002 and 37.1% for the first three months of 2001. Included in the effective income tax rate is state franchise taxes of $155,000 and $205,000 for the three months ended March 30, 2002 and March 31, 2001, respectively.


6.  COMMITMENTS AND CONTINGENCIES
---------------------------------

     At March 30, 2002, the Company had accrued approximately $132,000 for remediation of certain environmental and product liability matters.

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

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company is one of many defendants in approximately 541 actions, each of which seeks unspecified damages, primarily in Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. Each of the plaintiffs in these actions is represented by one of two law firms. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 50 similar actions for insignificant amounts, and another 253 of these actions have been dismissed. None of these suits have made it to trial.

     Losses in excess of the $132,000 reserved as of March 30, 2002 are possible, but an estimate of these amounts cannot be made.

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


7.  EARNINGS PER SHARE
----------------------

     The Company calculates earnings per share in accordance with SFAS No. 128. In periods where net losses are incurred, dilutive common stock equivalents are not used in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. For the three-month periods ended March 30, 2002 and March 31, 2001, common stock equivalents of 156,000 and 166,000 shares, respectively, were excluded as they were anti-dilutive. In addition, options to purchase 413,000 and 207,000 weighted average shares of common stock during the three months of 2002 and 2001, respectively, had an exercise price greater than the average market price.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.  RELATED PARTY TRANSACTIONS
------------------------------


     Approximately 35% of the Company's outstanding shares of common stock are owned by Riverside Group, Inc. and approximately 13% are owned by Imagine Investments, Inc. and its parent, Stone Investments, Inc.

     In February 2002, the Company entered into an agreement with Cybermax, Inc., a wholly-owned subsidiary of Riverside Group, Inc. The agreement calls for Cybermax to design, develop and support a web based system that will aid the Company in marketing and selling product. For the three months ended March 30, 2002, the Company paid approximately $59,000 to Cybermax, Inc.

     In March 2000, the Company entered into an agreement with Buildscape, Inc., an entity affiliated with Riverside Group, Inc. and Imagine Investments, Inc., each of which may be deemed an affiliate of the Company. Pursuant to this agreement, the Company and Buildscape, Inc. are jointly conducting an Internet distribution program. Buildscape is an Internet service designed for builders that allows the Company's customers to buy products and materials from Wickes and other suppliers. It provides real-time online access to the professional builders' specific Wickes price list, bill of materials and trade account. Wickes' paid Buildscape approximately $30,000 in the first quarter of 2002.

     In February 1998, as part of the determination made by the Company to discontinue or sell non-core programs, the Company sold certain operations to Riverside Group, Inc. In exchange for these assets, the Company received a three-year $870,000 unsecured promissory note and 10% of future net income of these operations (subject to a maximum of $429,000 plus interest). In March 2000, the Company extended the terms of its note receivable from Riverside Group, Inc. Under the revised terms, all previously accrued interest was paid to the Company by Riverside Group, Inc. on March 31, 2000. Repayment of the remaining principal balance was deferred for one year, with quarterly principal payments commencing on April 1, 2001 and ending June 30, 2002. On December 28, 2001 the Company amended the terms of its note receivable with Riverside Group, Inc. in an agreement that extended the payment of principal and interest, due in full, on December 28, 2002. As of March 30, 2002 the remaining principal balance was approximately $402,000, with accrued interest of approximately $13,000.

     In addition, for the three months ended March 30, 2002, the Company paid approximately $254,000 in reimbursements to affiliates of the Company's Chairman for use of a corporate aircraft as well as office space.

                          WICKES INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

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


                                  INTRODUCTION
                                  ------------

     Wickes Inc. and its consolidated subsidiaries ("Wickes" or the "Company") is a leading supplier of lumber, building materials and manufactured building components in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors and, to a lesser extent, project do-it-yourself consumers involved in major home improvement projects. At March 30, 2002, the Company operated 93 sales and distribution facilities and 25 component manufacturing facilities in 23 states in the Midwest, Northeast, and South.

     The Company's mission is to be the premier provider of building materials and services and manufactured building components to the professional segments of the building and construction industry.

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

                                               Three Months Ended
                                               ------------------
                                          March 30,         March 31,
                                            2002              2001
                                            ----              ----

   Net sales                               100.0%             100.0%
   Gross profit                             20.7%              22.8%
   Selling, general and
    administrative expense                  20.4%              24.3%
   Depreciation and goodwill
    trademark amortization                   0.8%               0.8%
   Provision for doubtful accounts           0.2%               0.3%
   Store closing costs                       0.5%                 -
   Other operating income                   (0.3)%             (0.2)%
   Loss from operations                     (0.9)%             (2.4)%


     Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

     The Company's results of operations are historically affected by, among other factors, weather conditions, interest rates, lumber prices, and housing starts. Weather conditions during the first three months of 2002 recorded relatively warmer than average temperatures and normal to below normal precipitation comparable to the first three months of 2001. The Company's average interest rate also decreased quarter over quarter. In addition the first quarter was affected by slightly higher commodity lumber prices and an increase in housing starts. During the first three months of 2002, the Company experienced reductions in selling, general and administrative ("SG&A") expense as a direct result of a plan to reduce under-performing assets and certain overhead programs.

     Net losses for the quarters ended March 30, 2002 and March 31, 2001 were $3.8 million and $6.5 million, respectively.


                   Three Months Ended March 30, 2002 Compared
                   ------------------------------------------
                   with the Three Months Ended March 31, 2001
                   ------------------------------------------

Net Sales
---------

     Net sales for the first quarter of 2002 increased by $1.0 million to $185.8 million compared to $184.8 million for the first quarter of 2001. Since the first quarter of 2001, the Company has closed, consolidated and sold a total of six locations. Same store sales increased 5.1% compared with the comparable period last year. To the Company's primary customers, building professionals, same store sales increased 7.6%, and to the consumer same store sales increased 9.8% when compared with the first quarter of 2001. As of March 30, 2002, the Company operated 93 sales and distribution facilities, compared to 101 at the end of the first quarter of 2001.

     The Company believes that the same store sales increases for the three months ended March 30, 2002 primarily resulted from strength in the housing market as well as the effects of lumber inflation. The Company estimates that the effect of lumber inflation for the first quarter of 2002 increased total sales by approximately $6.2 million compared with the same period last year. Housing starts in the first quarter of 2002 were up 5.1% nationally compared to 2001. In the Company's primary geographical markets, housing starts were up 4.6% in the Midwest, up 9.8% in the Northeast, and up 5.8% in the South.

     Sales to building professionals as a percentage of total sales decreased slightly to 92.8% in the first quarter of 2002 compared to 92.9% in the first quarter of 2001. Lumber and building materials accounted for 83.9% of total sales in the first quarter of 2002 compared with 84.2% in 2001. Products that exhibited the greatest change in sales dollars for the quarter ended March 30, 2002 versus the comparable quarter in the prior year were doors and windows (up 12.3%), plywood (down 12.4%), kitchen and bath (up 18.0%), and lumber (down 5.7%).


Gross Profit
------------

     Gross profit for the first quarter of 2002 decreased to $38.4 million from $42.2 million in the first quarter of 2001, a decrease of 8.9%. Gross profit as a percentage of sales decreased to 20.7% in the first quarter of 2002, compared with 22.8% in the first quarter of 2001. The Company believes that these decreases primarily resulted from a change in the nature of the Company's co-operative marketing programs with its vendors from primarily purchase based programs to primarily co-operative marketing and cost recovery programs. This resulted in lowering both gross profit and selling, general and administrative expense. In addition, gross margin decreases can be attributed to declines in lumber product margins, down 13.5% from last year, partially offset by inflation in commodity prices.

     The decrease in gross profit as a percentage of net sales is also attributable to a decline in the 2002 quarter in sales of internally manufactured products such as roof trusses, wall panels and pre-hung doors, which typically generate higher profit margins. Sales of internally manufactured products declined by 6.2% in the first quarter of 2002 over the first quarter of 2001. In addition, the production of building components decreased to approximately 57% of total sales of manufactured components from approximately 61% in the first quarter of 2001.


Selling, General and Administrative Expense ("SG&A")
----------------------------------------------------

     SG&A expense decreased by approximately $7.0 million to $37.8 million in the first quarter of 2002 from $44.9 million in the first quarter of 2001, a 15.7% decrease. SG&A expense as a percentage of sales decreased to 20.4% compared with 24.3% of sales in the first quarter of 2001. Reductions in SG&A expense primarily are due to decreases in total salaries (down 14%), decreases in delivery costs (down 17%), increases in co-operative marketing and cost recovery programs. These reductions were partially offset by increases in employee benefits (up 55%), primarily from rising medical costs.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

     Depreciation expense for the first quarter of 2001 was $1.4 million, compared with depreciation, goodwill and trademark amortization of $1.5 million for the first quarter of 2001. As discussed in Note 2 of the consolidated financial statements, the Company has ceased amortization of goodwill and its trademark. Total goodwill and trademark amortization in the first quarter of 2001 was approximately $228,000.


Provision for Doubtful Accounts
-------------------------------

     The provision for doubtful accounts was approximately $464,000 in the first quarter of 2002, compared with $608,000 in the first quarter of 2001. The Company believes the decrease is the result of management's increased emphasis on collection efforts to reduce credit exposure and bad debts.

Store Closing Costs
-------------------

     During the first quarter of 2002, the Company closed, consolidated, or sold five distributions centers and one component plant. Store closing costs associated with these activities typically include employee termination costs, estimated future lease obligations and other exit costs incurred as a direct result of closing facilities. These store closing costs for the first quarter of 2002 were $1.0 million. In addition to the costs above, the Company also incurred charges related to the write down of inventory and receivables to their net realizable value. These charges have been recorded in cost of sales and provision for doubtful accounts, respectively. The Company has accrued in current liabilities approximately $200,000 for estimated future costs associated with these closings.


Other Operating Income
----------------------

     Other operating income for the first quarter of 2002 was $565,000 compared with $390,000 for the first quarter of 2001. Other operating income primarily includes the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivables, and casualty gains/losses. The increase in operating income primarily is due to a decline in casualty losses over the same period last year.


Interest Expense
----------------

     In the first quarter of 2002, interest expense decreased to $4.4 million from $5.9 million during the first quarter of 2001. Interest expense in the first quarter of 2001 included a charge of approximately $447,000 for the decline in the fair value of an interest rate swap that did not qualify for hedge accounting under SFAS No. 133. The Company benefited from a favorable change in the swap value and recorded a $116,000 credit to interest expense in the first quarter of 2002. The interest rate swap agreement expired in February 2002.

     The Company's average debt levels decreased by 10.8% over that of the comparable period in 2001. The Company continues to maximize its use of LIBOR contracts to minimize its overall interest expense. In the first quarter of 2002, approximately 89.4% of the Company's average borrowing on its revolving credit facility was LIBOR-based as compared with 95.6% during the first quarter of 2001.

Income Taxes
------------

     The Company recorded an income tax benefit of $2.3 million for the first quarter of 2002 compared with a benefit of $3.8 million in the first quarter of 2001. An effective federal and state income tax rate of 37.2% was used to calculate income taxes for the quarter, compared with an effective rate of 37.1% for same period last year. Included in the effective income tax rate is state franchise taxes of $155,000 and $205,000 for the first quarters of 2002 and 2001, respectively.

     The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. Management continues to believe that it is more likely than not that the Company will receive full benefit of its net deferred tax asset and that the valuation allowance is properly stated.

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



                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The Company's principal sources of working capital and liquidity are earnings and borrowings under its credit facility. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Taxes". The Company anticipates that funds provided by operations and under this facility will be adequate for the Company's future needs. The Company's primary need for capital resources is to finance inventory and accounts receivable.

     During the first three months of 2002, net cash provided by operating activities was $6.5 million compared with net cash used in operating activities of $11.1 for the first three months of 2001. The first three months of the Company's fiscal year historically generates negative cash flows from operating activities. The improvement made this year was the result of the Company's continued improvement in managing its inventory, as well as reducing its accounts receivables.

     The Company's accounts receivable balance at the end of the first quarter of 2002 decreased $7.1 million when compared to the end of the first quarter of 2001, a decrease of 8.8%. This decrease primarily is the result of improved collection efforts.

     The Company's inventory balance at the end of the first quarter of 2002 decreased $26.1 million or 19.5% when compared to the end of the first quarter of 2001. This decrease primarily is related to the Company's goal to improve inventory management, and a decline in the number of facilities, offset marginally by lumber inflation. Accounts payable at March 30, 2002 decreased approximately $7.1 million, or 11.8% from March 31, 2001.

     The Company's capital expenditures consist primarily of the construction of product storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company also may make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. In the first three months of 2002, the Company spent approximately $369,000 on capital expenditures, as compared to $2.5 million for the same period in 2001. Under the Company's bank revolving credit agreement, capital expenditures during 2002 are currently limited to $7.0 million. In addition to capital expenditures, this revolving credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.


     The Company maintained excess availability under its credit facilities throughout 2002. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In these same periods, the Company typically reaches its peak utilization of its revolving credit facility because of the increased inventory and receivables needed for the peak building season. At March 30, 2002, the Company had outstanding revolving credit of $90.1 million. The minimum availability requirement was $25.0 million and the unused availability was $26.6 million.

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

     A commitment fee of 0.38% is payable on the unused amount of the amended and restated credit agreement. Interest on amounts outstanding under the amended and restated credit agreement bear interest at a spread of 0.75% above the base rate of Fleet National Bank (5.50% at March 30, 2002) or 2.50% above the applicable LIBOR rate (4.65% at March 30, 2002). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At March 30, 2002, the Company had designated $15.1 million and $75.0 million as base rate and LIBOR borrowings, respectively. Amounts outstanding at March 30, 2002 under the $40.4 million term loan portion bear interest at a spread of 3.00% above the applicable LIBOR rate. All interest is payable monthly.

     The Company entered into an interest rate swap agreement that effectively fixed the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread on $40.0 million of the Company's amended and restated line of credit borrowings. The interest rate swap agreement expired in February 2002.

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

     The Company's weighted-average interest rate on all outstanding borrowings, excluding amortization of debt issue costs, for the quarters ended March 30, 2002 and March 31, 2001 was approximately 8.65% and 9.65%, respectively.

                          WICKES INC. AND SUBSIDIARIES

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     For information of the Company's Quantitative and Qualitative Disclosures About Market Risk, please see the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 2001.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

(a)  None

(b)  None

(c) Under the Company's Director Incentive Plan, directors may make an annual irrevocable election to receive up to 100% of the annual retainer and committee fees, payable quarterly, in the form of stock. On January 2, 2002, the Company issued an aggregate of 3,442 shares of common stock in lieu of $10,498 of such fees in reliance upon the exemption afforded by
     Section 4(2) of the Securities Act of 1933, as amended.

(d)  None



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


(a)  Exhibits



     10.5 (c) First Amendment to the Agreement dated March 31, 1999 between Registrant and Riverside Group, Inc.

          (d) Second Amendment to the Agreement dated November 10, 1999 between Registrant and Riverside Group, Inc.

          (e) Third Amendment to the Agreement dated March 27, 2000 between Registrant and Riverside Group, Inc.

          (f) Fourth Amendment to the Agreement dated December 28, 2001 between Registrant and Riverside Group, Inc.

     10.7 Agreement  dated  February 2002 between the  Registrant  and Cybermax,
          Inc.


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     WICKES INC.




                                   By:      /s/ J. Steven Wilson
                                            ---------------------------
                                            J. Steven Wilson
                                            Chairman and Chief Executive Officer



                                   By:      /s/ James A. Hopwood
                                            -----------------------------
                                            James A. Hopwood
                                            Chief Financial Officer


Date:  May 14, 2002