Form 10-Q
period 2002-06-29
WICKES INC
filed 2002-08-13
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                 Commission File
For the Quarterly Period Ended June 29, 2002                      Number 1-14967
                               -------------                             -------

                                   WICKES INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              36-3554758
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois                           60061
------------------------------------------------                           -----
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

As of June 29, 2002, the Registrant had 8,288,845 shares of Common Stock, par value $.01 per share outstanding.

                          WICKES INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------


PART I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
            June 29, 2002 (Unaudited), December 29, 2001 and
            June 30, 2001 (Unaudited)                                                                         3

           Condensed Consolidated Statements of Operations (Unaudited)-
            For the three months and six months ended
            June 29, 2002 and June 30, 2001                                                                   4

           Condensed Consolidated Statements of Cash Flows (Unaudited)-
            For the six months ended June 29, 2002 and June 30, 2001                                          5

           Notes to Condensed Consolidated
            Financial Statements (Unaudited)                                                                  6

       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                     13

       Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                                                             26


PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings                                                                            27

       Item 2.  Changes in Securities and Use of Proceeds                                                    27

       Item 5.  Other Information                                                                            27

       Item 6.  Exhibits and Reports on Form 8-K                                                             28


                          WICKES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               June 29, 2002, December 29, 2001 and June 30, 2001
                        (in thousands except share data)

                                                                                 June 29,      December 29,      June 30,
                                                                                   2002            2001            2001
                                                                               --------------  -------------   -------------
                         ASSETS                                                 (UNAUDITED)                      (UNAUDITED)
Current assets:
    Cash                                                                     $           172 $          198  $          204
    Accounts receivable, less allowance for doubtful
       accounts of $2,152 in June 2002, $2,119 in December 2001,
       and $2,174 in June 2001                                                        88,937         83,369         110,609
    Note receivable from affiliate                                                       425            430             359
    Inventory                                                                         94,150        100,118         131,219
    Deferred tax asset                                                                 8,230          7,474           9,606
    Prepaid expenses and other assets                                                  6,319          5,058           5,577
                                                                               --------------  -------------   -------------
        Total current assets                                                         198,233        196,647         257,574
                                                                               --------------  -------------   -------------

Note receivable from affiliate                                                             -              -             134
Property, plant and equipment, net                                                    53,803         58,690          58,581
Trademark (net of accumulated amortization of $11,163 in June
      2002 and December 2001, $11,052 in June 2001)                                    5,856          5,856           5,968
Deferred tax asset                                                                    16,559         16,559          12,990
Rental equipment (net of accumulated depreciation of $2,115 in June
      2002, $2,186 in December 2001, and $1,945 in June 2001)                          1,695          2,287           2,723
Goodwill (net of accumulated amortization of $2,575 in June                           12,229         12,229          12,550
     2002 and December 2001, $2,404 in June 2001)
Other assets (net of accumulated amortization of $12,629 in June
     2002, $11,881 in December 2001, and $11,082 in June 2001)                         4,781          4,805           7,786

                                                                               --------------  -------------   -------------
        Total assets                                                         $       293,156 $      297,073  $      358,306
                                                                               ==============  =============   =============

               LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                     $        10,096 $        9,157  $        8,687
    Accounts payable                                                                  53,932         43,956          63,402
    Accrued liabilities                                                               16,070         20,563          15,771
                                                                               --------------  -------------   -------------
      Total current liabilities                                                       80,098         73,676          87,860
                                                                               --------------  -------------   -------------

Long-term debt, less current maturities                                              184,391        193,253         238,132
Other long-term liabilities                                                            3,267          3,373           3,988

Stockholders' equity:
    Common stock, $0.01 par (8,288,845, 8,281,585,
       8,275,985 shares issued and outstanding, respectively)                             83             83              83
    Other comprehensive loss                                                               -            (93)            (89)
    Additional paid-in capital                                                        87,155         87,134          87,113
    Accumulated deficit                                                              (61,838)       (60,353)        (58,781)
                                                                               --------------  -------------   -------------
     Total stockholders' equity                                                       25,400         26,771          28,326
                                                                               --------------  -------------   -------------
     Total liabilties and stockholders' equity                               $       293,156 $      297,073  $      358,306
                                                                               ==============  =============   =============


The accompanying notes are an integral part of the consolidated financial statements.

                                          WICKES INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                 (in thousands except share and per share data)


                                                      Three Months Ended        Six Months Ended
                                                      ------------------        ----------------
                                                    June 29,     June 30,     June 29,     June 30,
                                                      2002         2001         2002         2001
                                                   -----------  -----------  -----------  -----------

Net sales                                         $   234,610 $    274,093 $    420,434 $    458,919
Cost of sales                                         183,965      215,456      331,404      358,351
                                                  -----------  -----------  -----------  -----------

    Gross profit                                       50,645       58,637       89,030      100,568
                                                   -----------  -----------  -----------  -----------


Selling, general and administrative expenses           42,048       50,239       79,899       94,869
Depreciation, goodwill and trademark amortization       1,328        1,602        2,746        3,105
Provision for doubtful accounts                           180           35          617          643
Store closing costs                                       785            -        1,747            -
Other operating income                                 (1,930)        (723)      (2,495)      (1,113)
                                                   -----------  -----------  -----------  -----------
                                                       42,411       51,153       82,514       97,504
                                                   -----------  -----------  -----------  -----------
    Income from operations                              8,234        7,484        6,516        3,064

Interest expense                                        4,115        5,511        8,491       11,394
                                                   -----------  -----------  -----------  -----------
Income (loss) before taxes                              4,119        1,973       (1,975)      (8,330)

Income tax expense (benefit)                            1,779          991         (490)      (2,828)
                                                   -----------  -----------  -----------  -----------

    Net income (loss)                             $     2,340 $        982 $     (1,485)$     (5,502)
                                                   ===========  ===========  ===========  ===========


Net income (loss) per common share- basic         $      0.28 $       0.12 $      (0.18)$      (0.66)
                                                   ===========  ===========  ===========  ===========

Net income (loss) per common share- diluted       $      0.28 $       0.12 $      (0.18)$      (0.66)
                                                   ===========  ===========  ===========  ===========

Weighted average common shares- basic               8,288,761    8,275,934    8,286,837    8,274,432
                                                   ===========  ===========  ===========  ===========

Weighted average common shares- diluted             8,459,051    8,430,362    8,286,837    8,274,432
                                                   ===========  ===========  ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                         WICKES INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                              (in thousands)

                                                                                       Six Months Ended
                                                                                       ----------------
                                                                                 June 29,           June 30,
                                                                                   2002               2001
                                                                               --------------     --------------


Cash flows from operating activities:
  Net loss                                                                   $        (1,485)   $        (5,502)
  Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
    Depreciation expense                                                               3,572              3,650
    Amortization of trademark                                                              -                111
    Amortization of goodwill                                                               -                349
    Amortization of deferred financing costs                                             772                677
    Provision for doubtful accounts                                                      617                643
    (Gain) loss on sale of assets and other items                                     (1,261)                49
    Deferred tax benefit                                                                (756)            (2,859)
    Changes in assets and liabilities:
       (Increase) in accounts receivable                                              (6,185)           (34,566)
       Decrease (increase) in inventory                                                5,661            (13,465)
       Increase in accounts payable and accrued liabilities                            5,470             20,773
       (Increase) in prepaids and other assets                                        (1,824)            (3,326)
                                                                               --------------     --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    4,581            (33,466)
                                                                               --------------     --------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                          (705)            (5,898)
    Proceeds from sales of property, plant and equipment                               4,016                 17
    Payments for acquisitions                                                              -               (759)
    Increase (decrease) in notes receivable                                                5                (10)
                                                                               --------------     --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    3,316             (6,650)

Cash flows from financing activities:
    Net (repayments) borrowings under revolving line of credit                        (5,574)            40,077
    Repayments of term loan                                                           (2,349)                 -

                                                                               --------------     --------------

NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES                                  (7,923)            40,077
                                                                               --------------     --------------

NET DECREASE IN CASH                                                                     (26)               (39)
Cash at beginning of period                                                              198                243
                                                                               --------------     --------------

CASH AT END OF PERIOD                                                        $           172    $           204
                                                                               ==============     ==============

Supplemental schedule of cash flow information:
     Interest paid                                                           $         8,341    $        10,412
     Income taxes paid                                                       $           469    $           491

Supplemental non-cash operating and investing activities:  The Company purchased net assets in conjunction with acquisitions made during the period.  In connection with these acquisitions, assets and liabilities were assumed as follows:
   Assets acquired                                                           $             -    $         1,789
   Liabilities assumed                                                       $             -    $         1,030
   Cash paid                                                                 $             -    $           759



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


    Share Data
    ----------

The Company issued 7,260 shares of Common Stock to members of its board of directors in lieu of cash compensation during the six months ended June 29, 2002 pursuant to the Company's Director Incentive Plan.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Stock Options
     -------------

The Company periodically grants stock options to key personnel. Generally, compensation cost on these options is measured at the date of grant by comparing the quoted market price of the Company's stock to the price the employee has to pay to acquire the stock. Any resulting compensation cost would be recognized over the employee's vesting period.

     Reclassifications and Eliminations
     ----------------------------------

Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.


2.  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
    ------------------------------------------

Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS 142, goodwill amortization ceased. In addition, the Company has determined that its trademark life is indefinite and also ceased related amortization. Goodwill is now subject to fair-value based impairment tests performed on an annual basis. The Company has determined that it has only one reporting unit as defined in accordance with SFAS No. 142. The fair value of the reporting unit was primarily estimated using the expected present value of associated future cash flows and market values of comparable businesses, where available. The Company determined based upon its assessment of fair value that no impairment of the Company exists. The Company's net book value of goodwill is $12.2 million and an annual impairment test will be performed in each year in October. As required under SFAS 142 the following table provides net earnings (losses) and per share data adjusted for the effect of amortization of goodwill and other indefinite lived intangible assets.

                                          WICKES INC. AND SUBSIDIARIES
                                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                  (UNAUDITED)

                                                    Three Months Ended                      Six Months Ended
                                                    ------------------                      ----------------
                                                 June 29,          June 30,              June 29,           June 30,
                                                  2002              2001                  2002               2001
                                                  ----              ----                  ----               ----

      Reported net income (loss)              $     2,340      $        982          $     (1,485)     $    (5,502)

      Goodwill amortization                                             177                                    349
      Trademark amortization                                             56                                    111
                                                 ---------        ----------            -----------       ----------

      Adjusted net income (loss)                    2,340             1,215                (1,485)          (5,042)
                                                 ---------        ----------            -----------       ----------

      Net income (loss) per
       common share -
         Basic and diluted:
         Reported net income (loss)           $      0.28      $       0.12          $      (0.18)     $     (0.66)

         Goodwill amortization                          -              0.02                      -             0.04
         Trademark amortization                         -              0.01                      -             0.01
                                                 ---------        ----------            -----------       ----------

          Adjusted net income (loss)
              Basic                           $      0.28      $       0.15          $      (0.18)     $     (0.61)
              Diluted                         $      0.28      $       0.14          $      (0.18)     $     (0.61)




In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 resolves certain implementation issues related to SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 was adopted by the Company at the beginning of 2002.


3.  COMPREHENSIVE INCOME (LOSS)
    ---------------------------

The components of comprehensive income (loss) are as follows (in thousands):

                                                      Three Months Ended                       Six Months Ended
                                                      ------------------                       ----------------
                                                     June 29,          June 30,            June 29,          June 30,
                                                       2002              2001                2002              2001
                                                       ----              ----                ----              ----

      Reported net income (loss)            $          2,340    $         982       $      (1,485)    $     (5,502)

      Effect of adoption of
      SFAS 133, net of tax of $40                                                                              (66)

      Change in fair value of
       Interest rate swap                                                 (89)                                 (89)

      Reclassifications to earnings                                                                             66
                                                 ------------      ------------        ------------      -----------
      Comprehensive income (loss)           $          2,340    $         893       $      (1,485)    $     (5,591)
                                                 ------------      ------------        ------------      -----------

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  LONG-TERM DEBT
    --------------

Long-term debt is comprised of the following (in thousands):

                                                  June 29,             June 30,
                                                     2002                 2001
                                                    -----                -----
        Revolving credit facility:
           Revolving notes                    $       94,324        $    133,326
           Term notes                                 36,207              49,537
        Senior subordinated notes                     63,956              63,956
        Less current maturities                      (10,096)            (8,687)

                                                  ----------          ----------

        Total long-term debt                  $      184,391        $    238,132
                                                ------------          ----------

Under the Company's revolving credit agreement, the Company may borrow against certain levels of accounts receivable and inventory. Unused availability under the revolving credit agreement at June 29, 2002 was $29.7 million. The Company was in compliance with all covenants as of June 29, 2002.



5.   INCOME TAXES
     ------------

The provision for income taxes for the three-month period ended June 29, 2002 was $1.8 million, compared to $1.0 million for the same period in the prior year. An effective federal and state income tax rate of 39.1% was used to calculate income taxes for the three-month period ended June 29, 2002 compared to 38.1% for the same period in the prior year. The calculated tax rate in the financial statements of 43.2% for the three-month period ended June 29, 2002 compared to 50.2% for the same period in the prior year, differs from the effective federal and state income tax rate due to state franchise taxes being calculated separately. State franchise taxes were $0.2 million for the three-month period ended June 29, 2002 compared to $0.3 million for the same period in the prior year.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The provision for income taxes for the six-month period ended June 29, 2002 was a benefit of $0.5 million compared to a benefit of $2.8 million for the same period in the prior year. An effective federal and state income tax rate of 39.2% was used to calculate income taxes for the six-month period ended June 29, 2002 compared to 38.7% for the same period in the prior year. The calculated tax rate in the financial statements of 24.8% for the six-month period ended June 29, 2002 compared to 34.0% for the same period in the prior year, differs from the effective federal and state income tax rate due to state franchise taxes being calculated separately. State franchise taxes were $0.4 million for the six-month period ended June 29, 2002 compared to $0.5 million for the same period in the prior year.


6.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

At June 29, 2002, the Company had approximately $132,000 accrued for remediation of certain environmental and product liability matters.

Many of the sales and distribution facilities presently and formerly operated by the Company at one time contained underground petroleum storage tanks. All such tanks known to the Company and located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company, the remediation of which the Company could, under certain circumstances, be held responsible. Since 1988, the Company has incurred approximately $2.0 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past five years.

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

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The Company is one of many defendants in approximately 434 actions, each of which seeks unspecified damages, primarily in Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 50 similar actions for insignificant amounts, and another 253 of these actions have been dismissed. None of these suits have made it to trial.

Losses in excess of the $132,000 reserved as of June 29, 2002 are possible, but an estimate of these amounts cannot be made.

The Company is involved in various other legal proceedings that are incidental to the conduct of its business. Certain of these proceedings involve potential damages for which the Company's insurance coverage may be unavailable. While the Company does not believe that any of these proceedings will have a material adverse effect on the Company's financial position, annual results of operations or liquidity, there can be no such assurance.


7.  EARNINGS PER SHARE
    ------------------

The Company calculates earnings per share in accordance with SFAS No. 128. In periods where net losses are incurred, dilutive common stock equivalents are not used in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. For the six-month periods ended June 29, 2002 and June 30, 2001, common stock equivalents of 116,000 and 154,000 shares, respectively, were excluded as they were anti-dilutive. In addition, options to purchase 440,000 and 589,000 weighted average shares of common stock at June 29, 2002 and June 30, 2001, respectively, had an exercise price greater than the average market price.


8.  RELATED PARTY TRANSACTIONS
    --------------------------
Approximately 34% of the Company's outstanding shares of common stock is owned by Riverside Group, Inc. and approximately 13% is owned by Imagine Investments, Inc. and its parent, Stone Investments, Inc.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In February 2002, the Company entered into an agreement with Cybermax, Inc., a wholly-owned subsidiary of Riverside Group, Inc. The agreement calls for Cybermax to design, develop and support a web based system that will aid the Company in marketing and selling product. For the six months ended June 29, 2002, the Company paid approximately $59,000 to Cybermax, Inc.

In March 2000, the Company entered into an agreement with Buildscape, Inc., an entity then affiliated with Riverside Group, Inc. and Imagine Investments, Inc. Pursuant to this agreement, the Company and Buildscape, Inc. are jointly conducting an Internet distribution program. Buildscape is an Internet service designed for builders that allows the Company's customers to buy products and materials from Wickes and other suppliers. It provides real-time online access to the professional builders' specific Wickes price list, bill of materials and trade account. Wickes paid Buildscape approximately $104,000 in the six months ended June 29, 2002. In July 2002, Dow Chemical Company acquired 100% ownership of Buildscape, Inc. The Company will continue to use the Buildscape, Inc. internet distribution program to sell products to its customers.

In February 1998, as part of the determination made by the Company to discontinue or sell non-core programs, the Company sold certain operations to Riverside Group, Inc. In exchange for these assets, the Company received a three-year $870,000 unsecured promissory note and 10% of future net income of these operations (subject to a maximum of $429,000 plus interest). In March 2000, the Company extended the terms of its note receivable from Riverside Group, Inc. Under the revised terms, all previously accrued interest was paid to the Company by Riverside Group, Inc. on March 31, 2000. Repayment of the remaining principal balance was deferred for one year, with quarterly principal payments commencing on April 1, 2001 and ending June 30, 2002. On December 28, 2001 the Company amended the terms of its note receivable with Riverside Group, Inc. in an agreement that extended the payment of principal and interest, due in full, on December 28, 2002. As of June 29, 2002 the remaining principal balance was approximately $402,000, with accrued interest of approximately $23,000.

For the six months ended June 29, 2002, the Company paid approximately $547,000 in reimbursements to affiliates of the Company's Chairman primarily for use of a corporate aircraft as well as office space and office support services.

                          WICKES INC. AND SUBSIDIARIES


Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
OF OPERATIONS
-------------

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


                                  INTRODUCTION
                                  ------------

Wickes Inc. and its consolidated subsidiaries ("Wickes" or the "Company") is a leading supplier of lumber, building materials and manufactured building components in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors and, to a lesser extent, project do-it-yourself consumers involved in major home improvement projects. At June 29, 2002, the Company operated 91 sales and distribution facilities and 24 component manufacturing facilities in 22 states in the Midwest, Northeast, and South.

The Company's mission is to be the premier provider of building materials and services and manufactured building components to the professional segments of the building and construction industry.

The Company focuses on the professional builder and contractor market. The Company targets five customer groups: the production or volume builder; the custom builder; the tradesman; the repair and remodeler; and the commercial developer. Its marketing approach encompasses three channels of distribution:
Major Markets, Conventional Markets, and Wickes Direct. These channels are supported by the Company's network of building component manufacturing facilities. In Major Markets, the Company serves the national, regional, and large local builder in larger markets with a total solutions approach and specialized services. In Conventional Markets, the Company provides the smaller building professional in less-populous markets with tailored products and services. Wickes Direct provides materials flow and logistics management services to commercial customers. The Company also serves building professionals through its network of 24 component manufacturing facilities that produce value-added, wood framed wall panels, roof and floor truss systems, and pre-hung interior and exterior doors.


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


                                           Three Months Ended               Six Months Ended
                                           ------------------               ----------------

                                        June 29,       June 30,           June 29,        June 30,
                                         2002            2001               2002            2001
                                         ----            ----               ----            ----
Net sales                               100.0%          100.0%           100.0%           100.0%
Gross profit                             21.6%           21.4%            21.2%            21.9%
Selling, general and
  administrative expense                 17.9%           18.3%            19.0%            20.7%
Depreciation, goodwill and
  trademark amortization                  0.6%            0.6%             0.7%             0.7%
Provision for doubtful accounts           0.1%            0.0%             0.2%             0.1%
Store closing costs                       0.3%            -                0.4%             -
Other operating income                   (0.8)%          (0.3)%           (0.6)%           (0.2)%
Income from operations                    3.5%            2.7%             1.6%             0.7%


Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

The Company's results of operations are historically affected by, among other factors, weather conditions, interest rates, lumber prices, and housing starts. Weather conditions in the Company's markets were generally warmer than average temperatures and below normal precipitation in the first quarter. In the second quarter of 2002, generally average temperatures but much above normal precipitation were experienced. The Company's average rate of interest decreased to 7.66% during the second quarter compared to 9.01% for the same period last year. The year-to-date weighted-average interest rate decreased to 8.18% compared to 9.32% for the same period last year. The second quarter and year-to-date results were affected by lower commodity lumber prices, down 14.2% and 3.2%, respectively, from last year. Housing starts in the Company's primary market, the Midwest, were down 2.2% from the first half of 2001. During the first six months of 2002, the Company experienced reductions in selling, general and administrative ("SG&A") expense and gains on the sale of assets as a direct result of a plan to reduce certain overhead programs and under-performing assets.

Net income for the second quarters ended June 29, 2002 and June 30, 2001 were $2.3 million and $1.0 million, respectively. Net losses for the six-months ended June 29, 2002 and June 30, 2001 were $1.5 million and $5.5 million, respectively.


                    Three Months Ended June 29, 2002 Compared
                    with the Three Months Ended June 30, 2001
                    -----------------------------------------


Net Sales
---------

Net sales for the second quarter of 2002 decreased 14.4%, to $234.6 million compared to $274.1 million for the second quarter of 2001. The Company closed, consolidated or sold a total of eight locations this year. Same store sales decreased 7.3% from the comparable period last year. To the Company's primary building professional customers: same store sales increased 0.3% to the new home builder, decreased 25.3% to the commercial developer, and decreased 9.2% to the repair and remodeler. The new home builder represents 66.4% of total sales compared to 62.6% last year. Total sales to building professionals represent 91.2% of total sales compared to 90.8% last year. As of June 29, 2002, the Company operated 91 sales and distribution facilities, compared to 100 at the end of the second quarter of 2001.

The Company believes that sales decreases for the three months ended June 29, 2002 primarily resulted from the decline in the number of locations, lumber deflation and a decline in housing starts. In the Company's primary market, the Midwest, housing starts were down 2.2% in the second quarter of 2002 compared with 2001. The Company estimates that the effect of lumber deflation for the second quarter of 2002 decreased total sales by approximately $13.0 million compared with the same period last year. Lumber and building materials accounted for 84.5% of total sales in the second quarter of 2002 compared with 85.6% in 2001.

Products that exhibited the greatest change in sales dollars for the period ended June 29, 2002 versus the comparable prior year period were: lumber and plywood (down 24.0%), trusses and engineered wood products (down 10.5%), treated wood (down 17.7%), roofing and roofing material (down 13.5%) and specialty wood products (down 20.2%).


Gross Profit
------------

Gross profit decreased to $50.6 million in the second quarter of 2002 from $58.6 million in the second quarter of 2001, a 13.6% decrease. Gross profit as a percentage of sales increased in the second quarter 2002 to 21.6% from 21.4% for the second quarter of 2001. The Company believes that the increase in gross profit as a percentage of sales is the result of increased sales of internally manufactured components. In the second quarter of 2002, the Company's production of building components increased to approximately 62% of total sales of manufactured components from approximately 60% in the second quarter of 2001. The Company believes that the decrease in gross profit dollars resulted primarily from the reduction in the number of facilities, and lower margins on lumber products (down 70 basis points). Using "Random Length Price Indices" and other commodity price measurements, the Company estimates that deflation in commodity lumber prices decreased gross profit for the second quarter of 2002 by approximately $2.4 million when compared with commodity lumber price levels experienced during the second quarter of 2001.

Selling, General and Administrative Expense ("SG&A")
----------------------------------------------------

SG&A expense decreased to 17.9% of net sales in the second quarter of 2002 compared with 18.3% of net sales in the second quarter of 2001. SG&A dollars decreased to $42.0 million in the second quarter of 2002 from $50.2 million in the second quarter of 2001, a decrease of $8.2 million. Reductions in SG&A expenses are due to decreases in salaries (down 15%), decreases in marketing expenses (down 42%), and decreased delivery expenses (down 16%). These reductions are the result of both a reduction in the number of facilities as well as the Company's initiatives to reduce SG&A costs.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

Depreciation, goodwill and trademark amortization decreased to $1.3 million for the second quarter of 2002 compared to $1.6 million for the same period in 2001. The decrease in depreciation, goodwill and amortization is primarily due to implementation of SFAS 142.


Provision for Doubtful Accounts
-------------------------------

The provision for doubtful accounts was $180,000 in the second quarter of 2002, compared with $35,000 in the second quarter of 2001.


Store Closing Costs
-------------------

During the second quarter of 2002, the Company sold two of its distributions centers. Store closing costs associated with these activities typically include employee termination costs, non-cancelable lease obligations and other exit costs incurred as a direct result of closing or selling facilities. These store closing costs for the second quarter of 2002 were $785,000. In addition to the costs above, the Company also incurred charges related to the write down of inventory and receivables to their net realizable value. These charges have been recorded in cost of sales and provision for doubtful accounts. The Company has accrued in current liabilities approximately $72,000 for estimated future costs associated with these closings.

Other Operating Income
----------------------

Other operating income for the second quarter of 2002 was $1.9 million compared with $0.7 million for the second quarter 2001. Other operating income primarily includes the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivable, and casualty gains/losses. The increase in operating income primarily is due to the sale of two centers and their related assets, which resulted in $0.9 million gain. No properties were sold in the second quarter of 2001.


Interest Expense
----------------

In the second quarter of 2002, interest expense decreased to $4.1 million from $5.5 million during the second quarter of 2001. The Company's average rate of interest decreased to 7.66% during the second quarter compared to 9.01% for the same period last year.

The Company's second quarter average debt levels decreased significantly, down $37.8 million or 16.2% over the comparable period in 2001. The Company continues to maximize its use of LIBOR contracts to minimize its overall interest expense. In the second quarter of 2002, approximately 91.6% of the Company's average borrowing on its revolving credit facility was LIBOR-based as compared with 95.0% during the second quarter of 2001.


Provision for Income Taxes
--------------------------

The Company recorded income tax expense of $1.8 million for the second quarter of 2002 compared with expense of $1.0 million in the second quarter of 2001. An effective federal and state income tax rate of 39.1% was used to calculate income taxes for the second quarter of 2002, compared with an effective rate of 38.1% for the second quarter of 2001. The calculated tax rate in the financial statements of 43.2% for the second quarter of 2002 compared to 50.2% for the second quarter of 2001, differs from the effective federal and state income tax rate due to state franchise taxes being calculated separately. State franchise taxes were $0.2 million and $0.3 million for the second quarter of 2002 and 2001, respectively.

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



                     Six Months Ended June 29, 2002 Compared
                     with the Six Months Ended June 30, 2001
                     ---------------------------------------


Net Sales
---------

Net sales for the first six months of 2002 decreased 8.4% to $420.4 million from $458.9 million for the first six months of 2001. Since the beginning of the year, the Company has closed, consolidated or sold a total of eight locations. Same store sales decreased 2.2% from the comparable period last year. To the Company's primary building professional customers: same store sales increased 4.1% to the new home builder, decreased 13.8% to the commercial developer, and decreased 3.5% to the repair and remodeler. The new home builder represents 65.9% of total sales compared to 63.1% last year. Total sales to these building professionals represent 91.9% of total sales compared to 91.6% last year. As of June 29, 2002, the Company operated 91 sales and distribution facilities, compared to 100 at June 30, 2001.

The Company believes that same store sales decrease for the six months ended June 29, 2002 primarily results from lumber deflation and housing start declines. The Company estimates that the net effect of lumber deflation for the first six months of 2002 decreased total sales by approximately $7.3 million compared with the same period last year. Lumber and building materials accounted for 84.0% of total sales this year compared with 85.0% last year. Housing starts in the first six months of 2002 compared to 2001 were down 2.2% in the Midwest, the Company's primary market.

Products that exhibited the greatest change in sales dollars for the first six months of 2002 versus the comparable period in the prior year were: lumber and plywood (down 17.7%), truss and engineered wood products (down 6.9%), roofing and roofing materials (down 10.6%), specialty wood products (down 15.2%), kitchen and bath (up 11.0%) and windows and doors (up 3.2%).

Gross Profit
------------

Gross profit for the first six months of 2002 decreased to $89.0 million from $100.6 million for the first six months of 2001, an 11.5% decrease. Gross profit as a percentage of sales decreased to 21.2% for the first six months of 2002 from 21.9% in 2001. The Company believes that the decrease in gross profit dollars resulted primarily from the reduction in the number of facilities, and lower margins on lumber products (down 80 basis points). The Company estimates that deflation in commodity lumber prices decreased gross profit for the first six months of 2002 by approximately $1.3 million when compared with lumber commodity price levels experienced during the first six months of 2001. In addition, a change in the nature of the Company's co-operative marketing programs with its vendors from primarily purchase based programs to primarily co-operative marketing and cost recovery programs also resulted in lowering both gross profit and selling, general and administrative expense.


Selling, General and Administrative Expense
-------------------------------------------

SG&A expense decreased to 19.0% of net sales in the first six months of 2002 compared with 20.7% of net sales in the first six months of 2001. SG&A dollars decreased to $79.9 million in the first six months of 2002 from $94.9 million in the first six months of 2001, a decrease of $15.0 million or 15.8%. Reductions in SG&A expense are due to decreases in salaries (down 14.5%), decreases in marketing expenses (down 41.5%) and decreased delivery expenses (down 16.1%). These decreases are the result of both a reduction in the number of facilities as well as the Company's initiatives to reduce SG&A costs. Decreases were partially offset by increases in employee benefits (up 25%) primarily from the rising cost of insurance.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

Year to date 2002, depreciation, goodwill and trademark amortization is $2.7 million compared to $3.1 million for 2001. The decrease in depreciation, goodwill and amortization is primarily due to implementation of SFAS 142.

Provision for Doubtful Accounts
-------------------------------

The provision for doubtful accounts was approximately $0.6 million, or 0.1% of net sales for the first six months of 2002 similar to the amount and percent of net sales reported for the first six months of 2001.

Store Closing Costs
-------------------

During the first six months of 2002, the Company closed, consolidated, or sold seven distributions centers and one component plant. Store closing costs associated with these activities typically include employee termination costs, non-cancelable lease obligations and other exit costs incurred as a direct result of closing facilities. These store closing costs for the first six months of 2002 were $1.7 million. In addition to the costs above, the Company also incurred charges related to the write down of inventory and receivables to their net realizable value. These charges have been recorded in cost of sales and provision for doubtful accounts. The Company has accrued in current liabilities approximately $72,000 for estimated future costs associated with these closings.


Other Operating Income
----------------------

Other operating income for the first six months of 2002 was $2.5 million compared with $1.1 million for the first six months of 2001. Other operating income primarily includes the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivables, and casualty gains/losses. The increase in operating income primarily is due to the sale of seven facilities during the first six months of 2002 for a net gain of $1.3 million, while there were no facilities sold during the same period in 2001.


Interest Expense
----------------

In the first six months of 2002, interest expense decreased to $8.5 million from $11.4 million during the first six months of 2001. Interest expense in the first six months of 2001 included a charge of approximately $365,000 for the decline in the fair value of an interest rate swap that did not qualify for hedge accounting under SFAS No. 133. The Company benefited from a favorable change in the swap value and recorded a $116,000 credit to interest expense in the first six months of 2002. The interest rate swap agreement expired in February 2002.

The Company's year-to-date weighted-average interest rate decreased to 8.18% compared to 9.32% last year. Average debt levels decreased significantly, down $30.3 million or 13.7% over the comparable period in 2001. The Company continues to maximize its use of LIBOR contracts to minimize its overall interest expense. In the first six months of 2002, approximately 90.5% of the Company's average borrowing on its revolving credit facility was LIBOR-based as compared with 95.3% during the first six months of 2001.

Provision for Income Taxes
--------------------------

The Company recorded an income tax benefit of $0.5 million for the first six months of 2002 compared with a benefit of $2.8 million for the same period in the prior year. An effective federal and state income tax rate of 39.2% was used to calculate income taxes for the first six months of 2002, compared to 38.7% for the same period in the prior year. The calculated tax rate in the financial statements of 24.8% for the first six-months of 2002 compared to 34.0% for the same period in the prior year, differs due to state franchise taxes being calculated separately. State franchise taxes were $0.4 million and $0.5 million for the first six months of 2002 and 2001, respectively.

The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. Management believes that it is more likely than not that the Company will receive full benefit of its net deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company;s future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of the Company's operational efforts, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage, and competition.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------


The Company's principal sources of working capital and liquidity are earnings and borrowings under its credit facility. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed under "Results of Operations - Provision for Income Taxes". The Company anticipates that funds provided by operations and under this facility will be adequate for the Company's future needs. The Company's primary need for capital resources is to finance inventory, accounts receivable, improvements to plant property and equipment and insurance reserves.

During the first six months of 2002, net cash provided by operating activities was $4.6 million compared with net cash used in operating activities of $33.5 for the first six months of 2001. The first six months of the Company's fiscal year historically generates negative cash flows from operating activities. The improvement made this year was the result of the Company's plan to improve performance through a reduction in facilities and improvements in managing its inventory and accounts receivables.

The Company's accounts receivable balance at June 29, 2002 decreased $21.6 million or 19.6% when compared to the balance at June 30, 2001. This decrease primarily is the result of a reduction in the number of operating facilities from 100 to 91, a 7.9% reduction in credit sales, and improved collection efforts.

The Company's inventory balance at June 29, 2002 decreased $37.1 million or 28.2% when compared to the balance at June 30, 2001. This decrease primarily is related to the Company's goal to improve inventory management, increasing turnover for the first six months of 2002 to 6.5 from 5.6 for the same period last year. As mentioned above, the number of operating facilities declined from 100 to 91 between June 30, 2001 and June 29, 2002. Accounts payable at June 29, 2002 decreased approximately $9.5 million from June 30, 2001.

The Company's capital expenditures consist primarily of the construction of product storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company also may make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. In the first six months of 2002, the Company spent approximately $705,000 on capital expenditures, compared to $5.9 million for the same period in 2001. Under the Company's bank revolving credit agreement, capital expenditures during 2002 are currently limited to $7.0 million. In addition to capital expenditures, this revolving credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

The Company maintained excess availability under its revolving credit agreement throughout 2002. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In these same periods, the Company typically reaches its peak utilization of its revolving credit agreement because of the increased inventory and receivables needed for the peak building season. At June 29, 2002, the Company had outstanding borrowings under its revolving credit agreement of $94.3 million, the minimum availability requirement was $25.0 million and the unused availability was $29.7 million.

The Company's revolving credit agreement and the trust indenture relating to the Company's 11-5/8% Senior Subordinated Notes contain certain covenants and restrictions. Generally, the agreement and the trust indenture restrict, among other things, capital expenditures, the incurrence of additional debt, certain asset sales, dividends, investments, acquisitions and other restricted payments. Furthermore, the agreement considers a change in control, as defined, as an event of default. In addition, upon a change in control of the Company, as defined in the trust indenture, the Company must offer to purchase the 11-5/8% Senior Subordinated Notes at 101% of the principal thereof, plus accrued interest.

A commitment fee of 0.38% is payable on the unused amount of the revolving credit agreement. Interest on amounts outstanding under the amended and restated credit agreement bear interest at a spread of 0.75% above the base rate of Fleet National Bank (5.50% at June 29, 2002) or 2.75% above the applicable LIBOR rate (4.58% at June 29, 2002). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At June 29, 2002, the Company had designated $11.3 million and $83.0 million as base rate and LIBOR borrowings, respectively. Amounts outstanding at June 29, 2002 under the $36.2 million term loan portion bear interest at a spread of 3.00% above the applicable LIBOR rate. All interest is payable monthly.

The Company previously entered into an interest rate swap agreement that effectively fixed the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread on $40.0 million of the Company's amended and restated line of credit borrowings. The interest rate swap agreement expired in February 2002.

Substantially all of the Company's accounts receivable, inventory and general intangibles are pledged as collateral under the revolving credit agreement. In addition, substantially all of the Company's owned real estate assets were provided as additional collateral in connection with the term loan entered into in December 2000. Availability is limited to 85.0% of eligible accounts receivable plus 60.0% of eligible inventory, with these percentages subject to change at the permitted discretion of the agent for the lenders.

The Company's weighted-average interest rate on all outstanding borrowings, excluding amortization of debt issue costs, for the six months ended June 29, 2002 and June 30, 2001 was approximately 8.18% and 9.32%, respectively.

                          WICKES INC. AND SUBSIDIARIES


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------


For information of the Company's Quantitative and Qualitative Disclosures About Market Risk, please see the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 2001.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

     (a)      None
     (b)      None
     (c) Under the Company's Director Incentive Plan, directors may make an annual irrevocable election to receive up to 100% of the annual retainer and committee fees, payable quarterly, in the form of stock. On April 2, 2002, the Company issued an aggregate of 3,818 shares of common stock in lieu of $10,374 of such fees in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.
     (d)      None


Item 5.  Other Information
         -----------------

During the quarter, the Company received notice from Nasdaq that the Company's common stock has not maintained the minimum market value of publicly held shares ("MVPHS"). Therefore, in accordance with Marketplace Rule 4450(e)(1), the Company will be provided 90 calendar days, or until September 23, 2002, to regain compliance. If, at anytime before September 23, 2002, the MVPHS of the Company's common stock is $5,000,000 or greater for a minimum of 10 consecutive trading days, Nasdaq will provide written notification that the Company complies with the Rule. If compliance with this Rule cannot be demonstrated by September 23, 2002, Nasdaq will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal Nasdaq determination to a Listing Qualifications Panel.

The Company may apply to transfer its securities to The Nasdaq SmallCap Market. To transfer, the Company must satisfy the continued inclusion requirements for that market. If the Company submits a transfer application and pays the application listing fees by September 23, 2002, the initiation of the delisting proceedings will be stayed pending Nasdaq's review of the application. If Nasdaq does not approve the Company's transfer application, Nasdaq will provide written notification that its securities will be delisted.

The Company believes that the publically held shares currently outstanding are 2,586,795, and that a market price of at least $1.93 per share for a minimum of 10 consecutive trading days is required to maintain compliance.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a)     Exhibits

         Exhibit 99.1  Certification of Chief Executive Officer
         Exhibit 99.2  Certification of Chief Financial Officer


      (b)     Reports on Form 8-K
              None

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


                                              WICKES INC.




                                  By:      /s/ J. Steven Wilson
                                           --------------------
                                           J. Steven Wilson
                                           Chairman and Chief Executive Officer



                                   By:      /s/ James A. Hopwood
                                            --------------------
                                            James A. Hopwood
                                            Chief Financial Officer


Date:  August 13, 2002

                                                                   Exhibit 99.1


                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
           -----------------------------------------------------------


I, J. Steven Wilson, Chief Executive Officer of Wickes Inc. (the "Registrant") hereby certify, pursuant to 18 U.S.C. S~1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report on Form 10-Q for the period ending June 29, 2002 as filed with/submitted to the U.S. Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated:  August 13, 2002


                                                /s/ J. Steven Wilson
                                                --------------------
                                                J. Steven Wilson,
                                                Chief Executive Officer
                                                Wickes Inc.

                                                                   Exhibit 99.2


                                 CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
           -----------------------------------------------------------


I, James A. Hopwood, Chief Financial Officer of Wickes Inc. (the "Registrant") hereby certify, pursuant to 18 U.S.C. S~1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report on Form 10-Q for the period ending June 29, 2002 as filed with/submitted to the U.S. Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated:  August 13, 2002


                                                     /s/ James A. Hopwood
                                                     --------------------
                                                     James A. Hopwood,
                                                     Chief Financial Officer
                                                     Wickes Inc.