Form 10-Q
period 2002-09-28
WICKES INC
filed 2002-11-12
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                 Commission File
For the Quarterly Period Ended September 28, 2002                Number  1-14967
                               ------------------                        -------

                                   WICKES INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


               Delaware                                              36-3554758
               --------                                              -----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois                           60061
------------------------------------------------                           -----
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

                                    Yes   X                   No
                                         ---

As of October 31, 2002, the Registrant had 8,308,109 shares of Common Stock, par value $.01 per share outstanding.


                          WICKES INC. AND SUBSIDIARIES

                                      INDEX
                                     -------

                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.         FINANCIAL INFORMATION

       Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets
            September 28, 2002 (Unaudited), December 29, 2001 and
            September 29, 2001 (Unaudited)                                                        3

           Condensed Consolidated Statements of Operations (Unaudited)-
            For the three months and nine months ended
            September 28, 2002 and September 29, 2001                                             4

           Condensed Consolidated Statements of Cash Flows (Unaudited)-
            For the nine months ended September 28, 2002 and September 29, 2001                   5

           Notes to Condensed Consolidated
            Financial Statements (Unaudited)                                                      6

       Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         15

       Item 3.   Quantitative and Qualitative Disclosures about
                     Market Risk                                                                 28
       Item 4.   Controls and Procedures                                                         28


PART II.        OTHER INFORMATION

       Item 2. Changes in Securities and Use of Proceeds                                         29

       Item 6. Exhibits and Reports on Form 8-K                                                  29

                          WICKES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
        September 28, 2002, December 29, 2001 and September 29, 2001
                        (in thousands except share data)



                                                                      September 28,   December 29,    September 29,
                                                                          2002            2001            2001
                        ASSETS                                        -------------   -------------   -------------
                                                                       (UNAUDITED)                     (UNAUDITED)
Current assets:
    Cash                                                            $          151  $          198  $          203
    Accounts receivable, less allowance for doubtful
       accounts of $2,381 in 2002, $2,119 in December
       2001, and $1,975 in September 2001                                   86,799          83,369         107,633
    Note receivable from affiliate                                             436             430             356
    Inventory                                                               89,746         100,118         127,493
    Deferred tax asset                                                       7,667           7,474           9,254
    Prepaid expenses and other assets                                        7,001           5,058           5,269
                                                                      -------------   -------------   -------------
        Total current assets                                               191,800         196,647         250,208
                                                                      -------------   -------------   -------------

Note receivable from affiliate                                                   -               -              67
Property, plant and equipment, net                                          52,450          58,690          57,337
Trademark (net of accumulated amortization of
     $11,163 in 2002 and December 2001, $11,108
     in September 2001)                                                      5,856           5,856           5,912
Deferred tax asset                                                          16,559          16,559          12,990
Rental equipment (net of accumulated depreciation of
      $2,122 in 2002, $2,186 in December 2001, and
      $2,076 in September 2001)                                              1,633           2,287           2,480
Goodwill (net of accumulated amortization of $2,575 in
     2002 and December 2001, $2,431 in September 2001)                      12,229          12,229          12,373
Other assets (net of accumulated amortization of
     $13,025 in 2002, $11,181 in December 2001, and
     $11,496 in September 2001)                                              4,200           4,805           7,878

                                                                      -------------   -------------   -------------
        Total assets                                                $      284,727  $      297,073  $      349,245
                                                                      =============   =============   =============

                        LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                            $       10,800  $        9,157  $        8,922
    Accounts payable                                                        52,703          43,956          61,449
    Accrued liabilities                                                     18,450          20,563          21,311
                                                                      -------------   -------------   -------------
        Total current liabilities                                           81,953          73,676          91,682
                                                                      -------------   -------------   -------------

Long-term debt, less current maturities                                    173,100         193,253         224,721
Other long-term liabilities                                                  3,142           3,373           3,904

Stockholders' equity:
    Common stock, $0.01 par (8,294,171,  8,281,585,
       8,278,400 shares issued and outstanding, respectively)                   83              83              83
    Other comprehensive loss                                                     -             (93)           (177)
    Additional paid-in capital                                              87,164          87,134          87,124
    Accumulated deficit                                                    (60,715)        (60,353)        (58,092)
                                                                      -------------   -------------   -------------
        Total stockholders' equity                                          26,532          26,771          28,938
                                                                      -------------   -------------   -------------
        Total liabilties and stockholders' equity                   $      284,727  $      297,073  $      349,245
                                                                      =============   =============   =============



                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (in thousands except share and per share data)


                                                    Three Months Ended             Nine Months Ended
                                                    ------------------             ------------------
                                                September 28,  September 29,  September 28, September 29,
                                                     2002          2001            2002          2001
                                                -----------   -----------     -----------   -----------

Net sales                                     $    237,284  $    295,307    $    657,718  $    754,226
Cost of sales                                      185,609       234,055         517,012       592,406
                                                -----------   -----------     -----------   -----------

    Gross profit                                    51,675        61,252         140,706       161,820
                                                -----------   -----------     -----------   -----------


Selling, general and administrative expenses        44,215        53,331         124,117       148,200
Depreciation, goodwill and trademark amortization    1,293         1,570           4,036         4,675
Provision for doubtful accounts                        483           159           1,101           802
Store closing costs                                    623             -           2,370             -
Other operating income                                (772)         (710)         (3,267)       (1,823)
                                                 -----------   -----------     -----------   -----------
                                                    45,842        54,350         128,357       151,854
                                                 -----------   -----------     -----------   -----------
    Income from operations                           5,833         6,902          12,349         9,966

Interest expense                                     3,941         5,417          12,432        16,811

                                                 -----------   -----------     -----------   -----------
Income (loss) before taxes                           1,892         1,485            (83)        (6,845)

Income tax expense (benefit)                           769           796             279        (2,032)
                                                 -----------   -----------     -----------   -----------

    Net income (loss)                          $     1,123  $        689    $       (362) $     (4,813)
                                                 ===========   ===========     ===========   ===========


Net income (loss) per common share- basic      $      0.14  $       0.08    $      (0.04) $      (0.58)
                                                 ===========   ===========     ===========   ===========

Net income (loss) per common share- diluted    $      0.13  $       0.08    $      (0.04) $      (0.58)
                                                 ===========   ===========     ===========   ===========

Weighted average common shares- basic            8,293,168     8,278,347       8,288,921     8,275,737
                                                 ===========   ===========     ===========   ===========

Weighted average common shares- diluted          8,520,384     8,448,300       8,288,921     8,275,737
                                                 ===========   ===========     ===========   ===========


         The accompanying notes are an integral part of the consolidated financial statements.



                          WICKES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                       Nine Months Ended

                                                                                September 28,       September 29,
                                                                                    2002                2001
                                                                               ---------------     ---------------
Cash flows from operating activities:
  Net loss                                                                   $           (362)   $         (4,813)
  Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
    Depreciation expense                                                                5,198               5,443
    Amortization of trademark                                                               -                 167
    Amortization of goodwill                                                                -                 516
    Amortization of deferred financing costs                                            1,166               1,078
    Provision for doubtful accounts                                                     1,101                 802
    Gain on sale of assets and other items                                             (1,277)                (13)
    Deferred tax benefit                                                                 (193)             (2,452)
    Changes in assets and liabilities:
       (Increase) in accounts receivable                                               (4,531)            (31,749)
       Decrease (increase) in inventory                                                10,247              (9,747)
       Increase in accounts payable and accrued liabilities                             6,496              25,049
       (Increase) in prepaids and other assets                                         (2,197)             (4,591)
                                                                               ---------------     ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    15,648             (20,310)
                                                                               ---------------     ---------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                           (1,263)             (6,320)
  Proceeds from sales of property, plant and equipment                                  4,090                 907
  Payments for acquisitions                                                                 -                (759)
  (Increase) decrease in notes receivable                                                  (6)                 60
                                                                               ---------------     ---------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     2,821              (6,112)

Cash flows from financing activities:
    Net (repayments) borrowings under revolving line of credit                        (10,596)             31,127
    Repayments of term loan                                                            (7,914)             (4,226)

    Debt issuance costs                                                                    (6)               (519)
                                                                               ---------------     ---------------

NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES                                  (18,516)             26,382
                                                                               ---------------     ---------------

NET DECREASE IN CASH                                                                      (47)                (40)
Cash at beginning of period                                                               198                 243
                                                                               ---------------     ---------------

CASH AT END OF PERIOD                                                        $            151    $            203
                                                                               ===============     ===============

Supplemental schedule of cash flow information:
     Interest paid                                                           $         10,425    $         13,104
     Income taxes paid                                                       $          1,726    $            853


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

The Company has determined that it operates in one business segment, that being the supply and distribution of lumber, building materials and manufactured components to building professionals and do-it-yourself customers, principally in the Midwest, Northeast, and Southern United States. All information required by Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information", is included in the Company's consolidated financial statements.

     Share Data
     ----------

The Company issued 12,586 shares of Common Stock to members of its board of directors in lieu of cash compensation during the nine months ended September 28, 2002 pursuant to the Company's 1993 Director Incentive Plan.

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


2.  IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
    ------------------------------------------

Effective at the beginning of fiscal 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS 142, goodwill amortization ceased. In addition, the Company has determined that its trademark life is indefinite and also ceased related amortization. Intangible assets are now subject to fair-value based impairment tests performed on an annual basis. The Company has determined that it has only one reporting unit as defined in accordance with SFAS 142. The fair value of the reporting unit was primarily estimated using the expected present value of associated future cash flows and market values of comparable businesses, where available. The Company determined, based upon its assessment of fair value, that no impairment of the Company's intangible assets exists. The Company's net book value of goodwill is $12.2 million and other intangible assets are $5.9 million. An annual impairment test will be performed of the goodwill and other intangible assets in each year in the fourth quarter. As required under SFAS 142 the following table provides net earnings (losses) and per share data adjusted for the effect of amortization of goodwill and other indefinite lived intangible assets.


                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                    Three Months Ended                    Nine Months Ended
                                                    ------------------                    -----------------
                                                Sept 28,         Sept 29,              Sept 28,            Sept 29,
                                                  2002             2001                  2002                2001
                                                -------          -------               --------            --------

      Reported net income (loss)              $     1,123      $        689          $       (362)     $     (4,813)
      Goodwill amortization                             -               167                      -              516
      Trademark amortization                            -                56                      -              167
                                                 ---------        ----------            -----------       -----------
      Adjusted net income (loss)                    1,123               912                  (362)           (4,130)
                                                 ---------        ----------            -----------       -----------

      Net income (loss) per
       common share -
         Basic:                               $      0.14      $       0.08          $      (0.04)     $      (0.58)

         Diluted:                             $      0.13      $       0.08          $      (0.04)     $      (0.58)
         Goodwill amortization                          -              0.02                      -             0.06
         Trademark amortization                         -              0.01                      -             0.02
                                                 ---------        ----------            -----------       -----------
          Adjusted net income (loss)
              Basic:                          $      0.14      $       0.11          $      (0.04)     $      (0.50)
              Diluted:                        $      0.13      $       0.11          $      (0.04)     $      (0.50)


In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 resolves certain implementation issues related to SFAS 121, establishes a single accounting model for long-lived assets to be disposed of by sale, and revises the requirements for discontinued operations presentation. SFAS 144 was adopted by the Company at the beginning of 2002. The adoption of this standard did not have a material impact on the Company's financial statements.


3.  EFFECT OF ACCOUNTING STANDARDS NOT ADOPTED
    ------------------------------------------

In April 2002, the FASB issued SFAS 145, "Rescission of SFAS No's, 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections." SFAS 145 modifies the treatment of sale-leaseback transactions and extinguishment of debt allowing gains and losses to be treated as comprehensive income in most circumstances. SFAS 145 is effective for the fiscal year beginning December 29, 2002. The Company does not believe the initial adoption of this standard will have a material impact on the Company's financial statements.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to a plan. SFAS 146 is effective for any exit plans commencing after December 29, 2002. The Company does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.



                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  COMPREHENSIVE INCOME (LOSS)
    --------------------------

       The components of comprehensive income (loss) are as follows (in thousands):

                                                       Three Months Ended                     Nine Months Ended
                                                       ------------------                     -----------------
                                                   Sept 28,          Sept 29,            Sept 28,          Sept 29,
                                                     2002              2001                2002              2001
                                                   -------           -------             -------           -------

      Reported net income (loss)           $           1,123    $          689      $        (362)    $     (4,813)

      Effect of adoption of
      SFAS 133, net of tax of $55 and $95                                  (88)                               (155)

      Change in fair value of
       Interest rate swap, net of tax of                                   (89)                               (177)
       $55 and $110

      Reclassifications to earnings                                         88                                 155
                                                 ------------      ------------        ------------      -----------

      Comprehensive income (loss)          $           1,123    $          600      $        (362)    $     (4,990)
                                                 ------------      ------------        ------------      -----------


5.  LONG-TERM DEBT
    --------------

       Long-term debt is comprised of the following (in thousands):

                                                      Sept 28,              Dec 29,           Sept 29,
                                                        2002                 2001               2001
                                                      -------               -------           --------
        Revolving credit facility:
           Revolving notes                       $       86,085        $     93,143       $    122,263
           Term notes                                    33,859              45,311             47,424
        Senior subordinated notes                        63,956              63,956             63,956

        Less current maturities                         (10,800)             (9,157)            (8,922)


                                                    ------------          ----------         ------------
        Total long-term debt                     $      173,100        $    193,253       $    224,721
                                                    ------------          ----------         ------------



Under the Company's revolving credit agreement, the Company may borrow against certain levels of accounts receivable and inventory. Unused availability under the revolving credit agreement at September 28, 2002 was $28.7 million. The Company was in compliance with all covenants as of September 28, 2002.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   INCOME TAXES
     ------------

The provision for income taxes for the three-month period ended September 28, 2002 was $0.8 million as it was for the same period in the prior year. An effective federal and state income tax rate of 39.1% was used to calculate income taxes for the three-month period ended September 28, 2002 compared to 38.7% for the same period in the prior year. The calculated tax rate in the financial statements of 40.6% for the three-month period ended September 28, 2002 compared to 53.6% for the same period in the prior year, differs from the effective federal and state income tax rate primarily due to state franchise taxes and non-deductible items. State franchise taxes were $0.2 million for the three-month period ended September 28, 2002 compared to $0.3 million for the same period in the prior year.

The provision for income taxes for the nine-month period ended September 28, 2002 was $0.3 million compared to a benefit of $2.0 million for the same period in the prior year. An effective federal and state income tax rate of 39.1% was used to calculate income taxes for the nine-month period ended September 28, 2002 compared to 38.7% for the same period in the prior year. The calculated tax rate in the financial statements of 336.1% for the nine-month period ended September 28, 2002 compared to 30.0% for the same period in the prior year, differs from the effective federal and state income tax rate primarily due to state franchise taxes and non-deductible items. State franchise taxes were $0.6 million for the nine-month period ended September 28, 2002 compared to $0.8 million for the same period in the prior year.


7.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

At September 28, 2002, the Company had accrued approximately $132,000 for remediation of certain environmental and product liability matters.

Many of the sales and distribution facilities presently and formerly operated by the Company at one time contained underground petroleum storage tanks. All such tanks known to the Company and located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


longer owned or operated by the Company, the remediation of which the Company could, under certain circumstances, be held responsible. Since 1988, the Company has incurred approximately $2.1 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past five years.

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

The Company is one of many defendants in approximately 547 actions, each of which seeks unspecified damages, primarily in Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 190 similar actions for insignificant amounts, and another 293 of these actions have been dismissed. None of these suits have made it to trial.

Losses in excess of the $132,000 reserved as of September 28, 2002 are possible, and though an estimate of these amounts cannot be made, based on the Company's past experience management believes the reserve is adequate.

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

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.  EARNINGS PER SHARE
    ------------------

The Company calculates earnings per share in accordance with SFAS 128. In periods where net losses are incurred, dilutive common stock equivalents are not used in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. For the three-month periods ended September 28, 2002 and September 29, 2001, common stock equivalents of 227,000 and 170,000 shares, respectively, were included in calculating diluted weighted average shares outstanding. For the nine-month periods ended September 28, 2002 and September 29, 2001 common stock equivalents of 134,000 and 165,000 shares, respectively were excluded as they were anti-dilutive. In addition, options to purchase 524,000 and 617,000 weighted average shares of common stock at September 28, 2002 and September 29, 2001, respectively, had an exercise price greater than the average market price.


9.  RELATED PARTY TRANSACTIONS
    --------------------------

Approximately 34% of the Company's outstanding shares of common stock is owned by Riverside Group, Inc. and approximately 13% is owned by Imagine Investments, Inc. and its parent, Stone Investments, Inc.

In February 2002, the Company entered into an agreement with Cybermax, Inc. ("Cybermax"), a wholly-owned subsidiary of Riverside Group, Inc. The agreement calls for Cybermax to design, develop and support a web based system that will aid the Company in marketing and selling product. For the nine months ended September 28, 2002, the Company paid approximately $59,000 to Cybermax.

In March 2000, the Company entered into an agreement with Buildscape, Inc. ("Buildscape"), an entity then affiliated with Riverside Group, Inc. and Imagine Investments, Inc. Pursuant to this agreement, the Company and Buildscape are jointly conducting an Internet distribution program. Buildscape is an Internet service designed for builders that allows the Company's customers to buy products and materials from Wickes and other suppliers. It provides real-time online access to the professional builders' specific Wickes price list, bill of materials and trade account. Wickes paid Buildscape approximately $367,000 in the nine months ended September 28, 2002. In July 2002, Dow Chemical Company acquired 100% ownership of Buildscape. The Company will continue to use the Buildscape internet distribution program to sell products to its customers.

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In February 1998, as part of the determination made by the Company to discontinue or sell non-core programs, the Company sold certain operations to Riverside Group, Inc. In exchange for these assets, the Company received a three-year $870,000 unsecured promissory note and 10% of future net income of these operations (subject to a maximum of $429,000 plus interest). In March 2000, the Company extended the terms of its note receivable from Riverside Group, Inc. Under the revised terms, all previously accrued interest was paid to the Company by Riverside Group, Inc. on March 31, 2000. Repayment of the remaining principal balance was deferred for one year, with quarterly principal payments commencing on April 1, 2001 and ending June 30, 2002. On December 28, 2001 the Company amended the terms of its note receivable with Riverside Group, Inc. in an agreement that extended the payment of principal and interest, due in full, on December 28, 2002. As of September 28, 2002 the remaining principal balance was approximately $402,000, with accrued interest of approximately $33,000.

For the nine months ended September 28, 2002, the Company paid approximately $846,000 in reimbursements to affiliates of the Company's Chairman of the Board and President primarily for use of a corporate aircraft as well as office space and office support services.


10.  STORE CLOSINGS
     --------------

Pursuant   to   certain   initiatives   to   improve   performance   and  reduce
under-performing assets, the Company has closed, consolidated or sold ten locations this year. The Company sold four locations in January (Pearl, MS, Baton Rouge, LA, Pascagoula, MS, and Ocean Springs, MS), one location in February (Wilkes-Barre, PA), and two locations in April (Harlingen, TX and
McAllen, TX). In addition, the Company has closed and consolidated three operations, one in March (Kokomo, IN) and two in July (Grand Rapids, MI and Indianapolis Component, IN). These closings resulted in termination of approximately 268 employees that worked at these locations. Another 27 employees were transferred to surrounding locations. The costs associated with the closing of these operations are as follows:

                                                       Third            Year-to-
                                                      Quarter             Date
                                                      -------            -------

     Employee separation costs                      $     411       $    1,425
     Inventory liquidation costs                          312            1,350
     Property carrying costs                              213            1,148
     Other                                               (158)            (191)

                                                  -------------   ------------
      Total store closing                          $      778      $     3,732
                                                  =============   ============

                          WICKES INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The costs incurred to liquidate the inventory has been included in cost of sales on the Company's financial statements. The costs of reserving for bad debt, write-offs and subsequent collections, has been included in provision for doubtful accounts. All other costs are included in store closing costs. Revenues for these locations were approximately $57.8 million for the period ended September 29, 2001. The Company has accrued in current liabilities approximately $32,000 for estimated unpaid costs associated with these closings.


11.  SUBSEQUENT EVENTS
     -----------------

On October 30, 2002, the Company announced the signing of a definitive agreement for the sale of substantially all of the assets of the Company's operations in Wisconsin and Northern Michigan to Lanoga Corporation. The final purchase price will be determined at closing, which is tentatively scheduled for December 16, 2002. The expected proceeds approximates a minimum of $55 million for property plus additional proceeds to be determined based on the final amounts of inventory and accounts receivable. The Company expects to record a gain from this transaction. The funds provided by this transaction will be used to pay down the Company's revolving credit. Included in the transaction are 14 distribution facilities and three component plants in Wisconsin, and 17 distribution facilities and one component plant in Michigan. These facilities generated combined sales of approximately $300 million in fiscal 2001. The Company will retain its operations in the southern half of the lower-peninsula of Michigan, including all of its operations in Coldwater, Davison, Grand Blanc, Grand Rapids, Owosso, Port Huron, Romeo, Mason, Rochester, Monroe, Jackson and Kalamazoo.

The transaction will require approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and is subject to other contingencies common in similar transactions.

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

Among the factors that could cause actual results to differ materially are the following: effects of seasonality and cyclicality; effects of competition; interest rates and the Company's ability to service and comply with the terms of its debt; lumber prices; the success of the Company's operational initiatives; the outcome of the contingencies discussed in Note 7 and the outcome of the sale of assets to Lanoga Corporation discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements included elsewhere herein.


                                  INTRODUCTION
                                  ------------

Wickes Inc. and its consolidated subsidiaries ("Wickes" or the "Company") is a leading supplier of lumber, building materials and manufactured building components in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors and, to a lesser extent, project do-it-yourself consumers involved in major home improvement projects. At September 28, 2002, the Company operated 90 sales and distribution facilities and 22 component manufacturing facilities in 22 states in the Midwest, Northeast, and South.

The Company's mission is to be the premier provider of building materials and services and manufactured building components to the professional segments of the building and construction industry.

The Company focuses on the professional builder and contractor market. The Company targets five customer groups: the production or volume builder; the custom builder; the tradesman; the repair and remodeler; and the commercial developer. Its marketing approach encompasses three channels of distribution:
Major Markets, Conventional Markets, and Wickes Direct. These channels are supported by the Company's network of building component manufacturing facilities. In Major Markets, the Company serves the national, regional, and large local builder in larger markets with a total solutions approach and specialized services. In Conventional Markets, the Company provides the smaller building professional in less-populous markets with tailored products and services. Wickes Direct provides materials flow and logistics management services to commercial customers. The Company also serves building professionals through its network of 22 component manufacturing facilities that produce value-added, wood framed wall panels, roof and floor truss systems, and pre-hung interior and exterior doors.


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

                                       Three Months Ended              Nine Months Ended
                                       ------------------              -----------------
                                        September    September           September      September
                                           28,          29,                 28,             29,
                                          2002         2001                2002            2001
                                         ------       -------             --------        --------

Net sales                                100.0%          100.0%            100.0%          100.0%

Gross profit                              21.8%           20.7%             21.4%           21.5%
Selling, general and
  administrative expense                  18.6%           18.1%             18.9%           19.7%
Depreciation, goodwill and
  trademark amortization                   0.5%            0.5%              0.6%            0.6%
Provision for doubtful accounts            0.2%            0.1%              0.2%            0.1%
Store closing costs                        0.3%            -                 0.4%            -
Other operating income                    (0.3)%          (0.2)%            (0.4)%
                                                                                            (0.2)%
Income from operations                     2.5%            2.3%              1.9%            1.3%



Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

The Company's results of operations are historically affected by, among other factors, weather conditions, interest rates, lumber prices, and housing starts. In general, this year's weather conditions in the Company's markets have not had any significant impact to sales. The Company's average rate of interest decreased to 7.52% during the third quarter compared to 8.55% for the same period last year. The year-to-date weighted-average interest rate decreased to 8.04% compared to 8.58% for the same period last year. The third quarter and year-to-date results were negatively affected by lower commodity lumber prices, down 9.1% and 3.2%, respectively, from last year. Housing starts in the Company's primary market, the Midwest, were up 5.5% year-to-date and 15.0% in the third quarter compared to the same periods last year. During the nine months of 2002, the Company experienced reductions in selling, general and administrative ("SG&A") expense and gains on the sale of assets as a direct result of a plan to reduce certain overhead programs and under-performing assets.

Net income for the third quarters ended September 28, 2002 and September 29, 2001 was $1.1 million and $0.7 million, respectively. Net losses for the nine-months ended September 28, 2002 and September 29, 2001 were $0.4 million and $4.8 million, respectively.


                 Three Months Ended September 28, 2002 Compared
                 ----------------------------------------------
                 with the Three Months Ended September 29, 2001
                 ----------------------------------------------


Net Sales
---------

Net sales for the third quarter of 2002 decreased 19.6%, to $237.3 million compared to $295.3 million for the third quarter of 2001. Since the beginning of the year, the Company has closed, consolidated or sold a total of ten locations. Same store sales decreased 12.5% from the comparable quarter last year. To the Company's primary building professional customers: same store sales decreased 6.7% to the new home builder, decreased 23.9% to the commercial developer, and decreased 15.1% to the repair and remodeler. The new home builder represented 65.0% of total sales compared to 62.6% in the same quarter last year. Total sales to building professionals represented 90.2% of total sales compared to 89.8% in the same quarter last year. As of September 28, 2002, the Company operated 90 sales and distribution facilities, compared to 99 at the end of the third quarter of 2001.

The Company believes that sales decreases for the three months ended September 28, 2002 primarily resulted from the decline in the number of locations and lumber deflation. The Company estimates that the effect of lumber deflation for the third quarter of 2002 decreased total sales by approximately $7.5 million compared with the same period last year. Lumber and building materials accounted for 85.4% of total sales in the third quarter of 2002 compared with 85.9% in 2001. In the Company's primary market, the Midwest, housing starts were up 15.0% in the third quarter of 2002 compared with 2001.

Products that exhibited the greatest change in sales dollars for the quarter ended September 28, 2002 versus the comparable prior year period were: lumber and plywood (down 29.2%), trusses and engineered wood products (down 15.9%), treated wood (down 19.0%), roofing and roofing material (down 17.6%) and doors and windows (down 9.5%).


Gross Profit
------------

Gross profit decreased to $51.7 million in the third quarter of 2002 from $61.3 million in the third quarter of 2001, a 15.6% decrease. Gross profit as a percentage of sales increased in the third quarter of 2002 to 21.8% from 20.7% in the third quarter of 2001. The increase in gross profit as a percentage of sales primarily is attributed to increased margins related to direct ship sales and internally manufactured components sales, which combined represent approximately 26% of the Company's gross profit dollars. The Company believes that the decrease in gross profit dollars resulted primarily from the reduction in the number of facilities, and lower margins on lumber products (down 20 basis points). Using "Random Length Price Indices" and other commodity price measurements, the Company estimates that deflation in commodity lumber prices decreased gross profit for the third quarter of 2002 by approximately $1.4 million when compared with commodity lumber price levels experienced during the third quarter of 2001.


Selling, General and Administrative Expense ("SG&A")
----------------------------------------------------

SG&A expense increased to 18.6% of net sales in the third quarter of 2002 compared with 18.1% of net sales in the third quarter of 2001. This increase primarily is due to salary and wage expense increasing to 13.0% of net sales in the third quarter of 2002 from 12.7% of net sales in the third quarter of 2001. SG&A dollars decreased to $44.2 million in the third quarter of 2002 from $53.3 million in the third quarter of 2001, a decrease of $9.1 million or 17.1%. Reductions in SG&A expenses are due to decreases in salaries and benefits (down 20%), decreases in marketing expenses (down 58%), and decreased delivery expenses (down 17%). These reductions are the result of both a reduction in the number of facilities as well as the Company's initiatives to reduce SG&A costs. On a same store basis, SG&A decreased by 5.9%.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

Depreciation, goodwill and trademark amortization decreased to $1.3 million for the third quarter of 2002 compared to $1.6 million for the same period in 2001. The decrease primarily is due to the implementation of SFAS 142, which reduced amortization expense by $0.2 million (see Note 2 to the Condensed Financial Statements).


Provision for Doubtful Accounts
-------------------------------

The provision for doubtful accounts was $0.5 million in the third quarter of 2002, compared with $0.2 million in the third quarter of 2001.


Store Closing Costs
-------------------

In July of 2002, the Company closed and consolidated into nearby locations one distribution center and one component plant. Store closing costs associated with these activities typically include employee termination costs, non-cancelable lease obligations and other exit costs incurred as a direct result of closing or selling facilities. These store closing costs for the third quarter of 2002 were $0.6 million. In addition to the costs above, the Company also incurred charges related to the write down of inventory and receivables to their net realizable value. These charges have been recorded in cost of sales and provision for doubtful accounts. The Company has accrued in current liabilities approximately $32,000 for estimated unpaid costs associated with these closings.

Other Operating Income
----------------------

Other operating income for the third quarter of 2002 was $0.8 million compared with $0.7 million for the third quarter 2001. Other operating income primarily includes the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivable, and casualty gains/losses. No properties were sold in the third quarter of 2002, and only one parcel of land was sold for an immaterial gain in 2001.

Interest Expense
----------------

In the third quarter of 2002, interest expense decreased to $3.9 million from $5.4 million during the third quarter of 2001. The Company's weighted average rate of interest decreased to 7.52% during the third quarter of 2002 compared to 8.55% for the same period last year.

The Company's 2002 third quarter average debt levels decreased significantly, down $51.7 million or 21.5% over the comparable period in 2001. The Company continues to maximize its use of LIBOR contracts to minimize its overall interest expense. In the third quarter of 2002, approximately 90.0% of the Company's average borrowing on its revolving credit facility was LIBOR-based as compared with 92.2% during the third quarter of 2001.


Provision for Income Taxes
--------------------------

The Company recorded income tax expense of $0.8 million for the third quarter of 2002 compared with expense of $0.8 million in the third quarter of 2001. An effective federal and state income tax rate of 39.1% was used to calculate income taxes for the third quarter of 2002, compared with an effective rate of 38.7% for the third quarter of 2001. The calculated tax rate in the financial statements of 40.6% for the third quarter of 2002 compared to 53.6% for the third quarter of 2001, differs from the effective federal and state income tax rate primarily due to state franchise taxes and non-deductible items. State franchise taxes were $0.2 million and $0.3 million for the third quarter of 2002 and 2001, respectively.

The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. Management believes that it is more likely than not that the Company will receive full benefit of its net deferred tax asset and that the valuation allowance is properly stated.

This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of the Company's operational efforts, the sale of certain assets, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage, and competition.

                  Nine Months Ended September 29, 2002 Compared
                  ---------------------------------------------
                  with the Nine Months Ended September 29, 2001
                  ---------------------------------------------

Net Sales
---------

Net sales for the nine months of 2002 decreased 12.8% to $657.7 million from $754.2 million for the nine months of 2001. Since the beginning of the year, the Company has closed, consolidated or sold a total of ten locations. Same store sales decreased 6.2% from the comparable period last year. To the Company's primary building professional customers: same store sales decreased 0.1% to the new home builder, decreased 17.5% to the commercial developer, and decreased 8.3% to the repair and remodeler. The new home builder represented 65.5% of total sales compared to 62.9% last year. Total sales to these building professionals represented 91.3% of total sales compared to 90.9% last year. As of September 28, 2002, the Company operated 90 sales and distribution facilities, compared to 99 at September 29, 2001.

The Company believes that sales decreases for the nine months ended September 28, 2002 primarily resulted from the decline in the number of locations and lumber deflation. The Company estimates that the net effect of lumber deflation for the nine months of 2002 decreased total sales by approximately $14.8 million compared with the same period last year. Lumber and building materials accounted for 84.5% of total sales this year compared with 85.4% last year.

Products that exhibited the greatest change in sales dollars for the nine months of 2002 versus the comparable period in the prior year were: lumber and plywood (down 22.1%), truss and engineered wood products (down 10.4%), treated wood products (down 15.4%), specialty wood products (down 16.0%), roofing and roofing materials (down 13.2%), and insulation (down 12.2%).


Gross Profit
------------

Gross profit for the nine months of 2002 decreased to $140.7 million from $161.8 million for the nine months of 2001, a 13.0% decrease. Gross profit as a percentage of sales decreased slightly to 21.4% for the nine months of 2002 from 21.5% in 2001. The Company believes that the decrease in gross profit dollars resulted primarily from the reduction in the number of facilities, and lower margins on lumber products (down 35 basis points). The Company estimates that deflation in commodity lumber prices decreased gross profit for the nine months of 2002 by approximately $14.8 million when compared with lumber commodity price levels experienced during the nine months of 2001. In addition, a change in the nature of the Company's co-operative marketing programs with its vendors from primarily purchase based programs to primarily co-operative marketing and cost recovery programs also resulted in lowering both gross profit and selling, general and administrative expense.

Selling, General and Administrative Expense
-------------------------------------------

SG&A expense decreased to 18.9% of net sales in the nine months of 2002 compared with 19.7% of net sales in the nine months of 2001. SG&A dollars decreased to $124.1 million in the nine months of 2002 from $148.2 million in the nine months of 2001, a decrease of $24.1 million or 16.2%. Reductions in SG&A expense are due to decreases in salaries (down 15.8%), decreases in marketing expenses (down 48.4%) and decreased delivery expenses (down 16.4%). These decreases are the result of both a reduction in the number of facilities as well as the Company's initiatives to reduce SG&A costs. On a same store basis, SG&A decreased by 4.3%.


Depreciation, Goodwill and Trademark Amortization
-------------------------------------------------

Year to date 2002, depreciation, goodwill and trademark amortization is $4.0 million compared to $4.7 million for 2001. The decrease primarily is due to the implementation of SFAS 142, which reduced amortization expense by $0.7 million (see Note 2 to the Condensed Financial Statements).


Provision for Doubtful Accounts
-------------------------------

The provision for doubtful accounts was approximately $1.1 million, or 0.2% of net sales for the nine months of 2002 compared with $0.8 million, or 0.1% of net sales for the nine months of 2001.


Store Closing Costs
-------------------

During the nine months of 2002, the Company closed, consolidated, or sold eight distributions centers and two component plants. Store closing costs associated with these activities typically include employee termination costs, non-cancelable lease obligations and other exit costs incurred as a direct result of closing facilities. These store closing costs for the nine months of 2002 were $2.4 million. In addition to the costs above, the Company also incurred charges related to the write down of inventory and receivables to their net realizable value. These charges have been recorded in cost of sales and provision for doubtful accounts. The Company has accrued in current liabilities approximately $32,000 for estimated future costs associated with these closings.

Other Operating Income
----------------------

Other operating income for the nine months of 2002 was $3.3 million compared with $1.8 million for the nine months of 2001. Other operating income primarily includes the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivable, and casualty gains/losses. The increase in operating income primarily is due to the sale of seven facilities during the nine months of 2002 for a net gain of $1.3 million, while one center and one parcel of land was sold for an immaterial gain during the same period in 2001.


Interest Expense
----------------

In the nine months of 2002, interest expense decreased to $12.4 million from $16.8 million during the nine months of 2001. Interest expense in the nine months of 2001 included a charge of approximately $232,000 for the decline in the fair value of an interest rate swap that did not qualify for hedge accounting under SFAS 133. The Company benefited from a favorable change in the swap value and recorded a $116,000 credit to interest expense in the nine months of 2002. The interest rate swap agreement expired in February 2002.

The Company's year-to-date weighted-average interest rate decreased to 8.04% compared to 8.58% last year. Average debt levels decreased significantly, down $37.5 million or 16.4% over the comparable period in 2001. The Company continues to maximize its use of LIBOR contracts to minimize its overall interest expense. In the nine months of 2002, approximately 90.4% of the Company's average borrowing on its revolving credit facility was LIBOR-based as compared with 94.2% during the nine months of 2001.


Provision for Income Taxes
--------------------------

The Company recorded an income tax expense of $0.3 million for the nine months of 2002 compared with a benefit of $2.0 million for the same period in the prior year. An effective federal and state income tax rate of 39.1% was used to calculate income taxes for the first nine months of 2002, compared to 38.7% for the same period in the prior year. The calculated tax rate in the financial statements of 336.1% for the nine months of 2002 compared to 30.0% for the same period in the prior year differs due to state franchise taxes and non-deductible items. State franchise taxes were $0.6 million and $0.8 million for the nine months of 2002 and 2001, respectively.

The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance.

Management believes that it is more likely than not that the Company will receive full benefit of its net deferred tax asset and that the valuation allowance is properly stated. This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors including but not limited to: the effectiveness of the Company's operational efforts, sale of certain assets, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage, and competition.


Recently Issued Accounting Pronouncements
-----------------------------------------

In April 2002, the FASB issued SFAS 145, "Rescission of SFAS No's, 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections." SFAS 145 modifies the treatment of sale-leaseback transactions and extinguishment of debt allowing gains and losses to be treated as comprehensive income in most circumstances. SFAS 145 is effective for the fiscal year beginning December 29, 2002. The Company does not believe the initial adoption of this standard will have a material impact on the Company's financial statements.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to a plan. SFAS 146 is effective for any exit plans commencing after December 29, 2002. The Company does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

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

During the nine months of 2002, net cash provided by operating activities was $15.6 million compared with net cash used in operating activities of $20.3 for the nine months of 2001. The improvement made this year was the result of the Company's plan to improve performance through a reduction in facilities and improvements in managing its inventory and accounts receivable.

The Company's accounts receivable balance at September 28, 2002 decreased $20.8 million or 19.4% when compared to the balance at September 29, 2001. This decrease primarily is the result of a reduction in the number of distribution facilities from 99 to 90, a 12.2% reduction in credit sales, and improved collection efforts.

The Company's inventory balance at September 28, 2002 decreased $37.7 million or 29.6% when compared to the balance at September 29, 2001. This decrease primarily is related to the Company's goal to improve inventory management, increasing turnover for the nine months of 2002 to 7.0 from 6.2 for the same period last year. As mentioned above, the number of distribution facilities declined from 99 to 90 between September 28, 2002 and September 29, 2001. Accounts payable at September 28, 2002 decreased approximately $8.7 million or 14.2% from September 29, 2001.

The Company's capital expenditures consist primarily of the construction of product storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company also may make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. In the nine months of 2002, the Company spent approximately $1.3 on capital expenditures, compared to $6.3 million for the same period in 2001. Under the Company's bank revolving credit agreement, capital expenditures during 2002 are currently limited to $7.0 million. In addition to capital expenditures, this revolving credit agreement allows the Company to spend up to $30 million, subject to certain restrictions, for acquisitions. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.


On October 30, 2002, the Company announced the signing of a definitive agreement for the sale of substantially all of the assets of the Company's operations in Wisconsin and Northern Michigan to Lanoga Corporation. The final purchase price will be determined at closing, which is tentatively scheduled for December 16, 2002. The expected proceeds approximates a minimum of $55 million for property plus additional proceeds to be determined based on the final amounts of inventory and accounts receivable. The Company expects to record a gain from this transaction. The funds provided by this transaction will be used to pay down the Company's revolving credit. Included in the transaction are 14 distribution facilities and three component plants in Wisconsin, and 17 distribution facilities and one component plant in Michigan. These facilities generated combined sales of approximately $300 million in fiscal 2001. The Company will retain its operations in the southern half of the lower-peninsula of Michigan, including all of its operations in Coldwater, Davison, Grand Blanc, Grand Rapids, Owosso, Port Huron, Romeo, Mason, Rochester, Monroe, Jackson and Kalamazoo.

The transaction will require approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and is subject to other contingencies common in similar transactions.


The Company maintained excess availability under its revolving credit agreement throughout 2002. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In these same periods, the Company typically reaches its peak utilization of its revolving credit agreement because of the increased inventory and receivables needed for the peak building season. At September 28, 2002, the Company had outstanding borrowings under its revolving credit agreement of $86.1 million, the minimum availability requirement was $25.0 million and the unused availability was $28.7 million.

The Company's revolving credit agreement and the trust indenture relating to the Company's 11-5/8% Senior Subordinated Notes contain certain covenants and restrictions. Generally, the agreement and the trust indenture restrict, among other things, capital expenditures, the incurrence of additional debt, certain asset sales, dividends, investments, acquisitions and other restricted payments. Furthermore, the credit agreement considers a change in control, as defined, as an event of default. In addition, upon a change in control of the Company, as defined in the trust indenture, the Company must offer to purchase the 11-5/8% Senior Subordinated Notes at 101% of the principal thereof, plus accrued interest.

A commitment fee of 0.38% is payable on the unused amount of the revolving credit agreement. Interest on amounts outstanding under the amended and restated credit agreement bear interest at a spread of 0.75% above the base rate of Fleet National Bank (5.50% at September 28, 2002) or 2.75% above the applicable LIBOR rate (4.57% at September 28, 2002). Depending upon the Company's rolling four-quarter interest coverage ratio and unused availability, as defined, amounts outstanding will bear interest at a spread above the base rate from 0.0% to 0.75% or from 2.00% to 2.75% above the applicable LIBOR rate. At September 28, 2002, the Company had designated $12.1 million and $74.0 million as base rate and LIBOR borrowings, respectively. Amounts outstanding at September 28, 2002 under the $33.9 million term loan portion bear interest at a spread of 3.00% above the applicable LIBOR rate. All interest is payable monthly.

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

The Company's weighted-average interest rate on all outstanding borrowings, excluding amortization of debt issue costs, for the nine months ended September 28, 2002 and September 30, 2001 was approximately 8.04% and 8.58%, respectively.

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


Item 4. CONTROLS AND PROCEDURES
        -----------------------

The Company has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of September 28, 2002. There have been no significant changes in the internal controls or other factors that could significantly affect internal controls subsequent to September 28, 2002.

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------


Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

(a)      None
(b)      None
(c) Under the Company's Director Incentive Plan, directors may make an annual irrevocable election to receive up to 100% of the annual retainer and committee fees, payable quarterly, in the form of stock. On July 17, 2002, the Company issued an aggregate of 5,367 shares of common stock in lieu of $9,340 of such fees in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.
(d)      None



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         Exhibit 99.1  Certification of Chief Executive Officer
         Exhibit 99.2  Certification of Chief Financial Officer


(b)      Reports on Form 8-K

         A Current Report on Form 8-K dated October 18, 2002 was filed under Item 5 disclosing a notice from NASDAQ.

         A Current Report on Form 8-K dated October 30, 2002 was filed under Item 5 disclosing the execution of an agreement to sell certain of the Company's facilities.

         A Current Report on Form 8-K dated November 4, 2002 was filed under Item 5 disclosing a change in the Company's credit rating by Standard and Poor's.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WICKES INC.
                                        -----------




                                       By:      /s/ J. Steven Wilson
                                                --------------------
                                                 J. Steven Wilson

                                                Chairman of the Board, President
                                                and Chief Executive Officer



                                       By:      /s/ James A. Hopwood
                                                 --------------------
                                                 James A. Hopwood

                                                 Senior Vice President and
                                                 Chief Financial Officer


Date:  November 12, 2002
       -----------------

                            SECTION 302 CERTIFICATION
                            -------------------------

I, J Steve Wilson, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Wickes Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002             Signature: /s/ J. Steven Wilson
      -----------------                        --------------------
                                    Chairman of the Board, President and
                                    Chief Executive Officer

                           SECTION 302 CERTIFICATION
                           -------------------------

I, James Hopwood, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Wickes Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002             Signature: /s/ James A. Hopwood
      -----------------                        --------------------
                                               Vice President and
                                               Chief Financial Officer

                                                                    Exhibit 99.1



                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, J. Steven Wilson, Chairman of the Board, President and Chief Executive Officer of Wickes Inc. (the "Registrant") hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) the Quarterly Report on Form 10-Q for the period ending September 28, 2002 as filed with/submitted to the U.S. Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated:  November 12, 2002
        -----------------

                                                /s/ J. Steven Wilson
                                                --------------------
                                                 J. Steven Wilson,

                                               Chairman of the Board, President
                                               and Chief Executive Officer.

                                                                   Exhibit 99.2



                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, James A. Hopwood, Senior Vice President and Chief Financial Officer of Wickes Inc. (the "Registrant") hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) the Quarterly Report on Form 10-Q for the period ending September 28, 2002 as filed with/submitted to the U.S. Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  November 12, 2002
        -----------------

                                                     /s/ James A. Hopwood
                                                     --------------------
                                                     James A. Hopwood,

                                                     Senior Vice President and
                                                     Chief Financial Officer