Form 10-K
period 2002-12-28
WICKES INC
filed 2003-04-11
CIK 910620

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 28, 2002
                                       or
[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the Transition Period From      To
                                          ------  -------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     Indicated by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes [ ] No [X]

     As of February 28, 2003, the Registrant had 8,307,984 shares of Common Stock, par value $.01 per share, outstanding, and the aggregate market value of outstanding voting stock (based on the last sale price on the Nasdaq SmallCap Market of Common Stock on that date) held by nonaffiliates was approximately $1,310,000 (includes the market value of all such stock other than shares beneficially owned by 10% stockholders, executive officers and directors).

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     Portions of the Registrant's Proxy Statement in connection with its 2003 Annual Meeting of Stockholders, are incorporated by reference into Part III hereof, as more specifically described herein.



                                    TABLE OF CONTENTS
                                    -----------------                                Page No.
                                         PART I                                      --------
                                         ------


Item 1.    Business......................................................................3
Item 2.    Properties...................................................................20
Item 3.    Legal Proceedings............................................................21
Item 4.    Submission of Matters To a Vote
                of Security Holders.....................................................22


                                     PART II
                                     -------

Item 5.    Market For Registrant's Common Equity
                and Related Stockholder Matters.........................................23
Item 6.    Selected Financial Data......................................................24
Item 7.    Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations...........................................................28
Item 7A.   Quantitative and Qualitative Disclosures
                About Market Risk.......................................................45
Item 8.    Financial Statements and Supplementary Data..................................45
Item 9.    Changes In and Disagreements With Accountants
                On Accounting and Financial Disclosure..................................45


                                    PART III
                                    --------

Item 10.   Directors and Executive Officers
                of the Registrant.......................................................46
Item 11.   Executive Compensation.......................................................46
Item 12.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters..........................46
Item 13.   Certain Relationships and Related Transactions...............................46
Item 14.   Controls and Procedures......................................................46

                                     PART IV
                                     -------

Item 15.   Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K.................................................47

SIGNATURES..............................................................................49


                                     PART I
                                     ------

Item 1.  BUSINESS.
------------------

     Wickes Inc. ("Wickes") and its subsidiaries (Wickes and its subsidiaries are collectively referred to as "the Company")are a leading supplier of building materials and manufacturer of building components in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling ("R&R") contractors and, to a lesser extent, project do-it-yourself consumers ("DIY's") involved in major home improvement projects. At December 28, 2002, the Company operated 58 sales and distribution facilities, as well as 13 component manufacturing facilities that produce and distribute roof and floor trusses, framed wall panels, and pre-hung door units principally in the Midwest, Northeast, and Southern regions of the United States.


Background
----------

     The Company was formed in 1987 as a Delaware corporation. In June 1997, the Company changed its corporate name to "Wickes Inc." The Company has and continues to conduct its primary operations under the "Wickes Lumber" name.

     In April 1988, the Company completed the acquisition of the Wickes Lumber Company, which opened its first lumber and building materials operations in 1952, from Wickes Companies, Inc. The acquisition included 223 sales and distribution centers and 10 component manufacturing facilities. In subsequent periods the Company modified its operations to reduce its number of sales and distribution centers to the current 58 and to strategically grow its component manufacturing capabilities to 13 locations.

     For further information, including information on the sale of assets to Lanoga Corporation on December 16, 2002, see "Business Strategy". Also see Item 7 for information on the restructuring of the Company's debt.


Industry Overview
-----------------

     According to the Home Improvement Research Institute ("HIRI") (an independent research organization for manufacturers, retailers and wholesalers allied to the home improvement industry), sales of home improvement products (defined as lumber, building materials, hardware, paint, plumbing, electrical, tools, floor coverings, glass, wallpaper, and lawn and garden products) associated with the maintenance and repair of residential housing and new home construction were estimated to be $307.3 billion in 2002. Despite some consolidation over the last ten years, particularly in metropolitan areas, the building material industry remains highly fragmented. The Company believes that no building material supplier accounted for more than 19.0% of the total market in 2002.

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

     Industry sales are significantly linked to the level of activity in the residential building industry, which tends to be cyclical and seasonal due to weather. New residential construction is determined largely by household formations, interest rates, housing affordability, availability of mortgage financing, regional demographics, consumer confidence, job growth, and general economic conditions. According to the U.S. Bureau of the Census, U.S. housing starts were 1.62 million in 1998, 1.66 million in 1999, 1.57 million in 2000 and
1.60 million in 2001, and estimated to be 1.65 million in 2002. The Blue Chip Economic Indicators Consensus Forecast, dated February 10, 2003, projects 2003 housing starts to be 1.63 million, down approximately 1.2% from housing starts in 2002. In 2002, housing starts in the Company's primary geographical market, the Midwest, are estimated to have increased 4.2% over housing starts in that region in 2001. The Company's two other geographical markets, the Northeast and South, experienced increases in 2002 housing starts of an estimated 2.3% and 4.4%, respectively, from housing starts in the prior fiscal year. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, increased by 5.8% to 1.33 million starts in 2002 from
1.27 million starts in 2001.

     Repair and remodeling expenditures tend to be less cyclical than new residential construction. These expenditures generally are undertaken with less regard to economic conditions, but both repair and remodeling projects (including projects undertaken by DIY's) tend to increase with increasing sales of both existing and newly constructed residences. HIRI estimates that sales of home improvement products to repair and remodeling professionals represented $56.7 billion, or approximately 18.5% of total 2002 sales of the building material supply industry, while direct sales to DIY's amounted to $144.0 billion or 46.9% of such sales.

Business Strategy
-----------------

     General
     -------

     The Company's mission is to be the premier provider of building materials and services and manufacturer of value-added building components to the professional segments of the building and construction industry.

     The Company targets five customer groups: the production or volume builder; the custom builder; the tradesman; the repair and remodeler; and the commercial developer. Its marketing approach encompasses three channels of distribution: large metropolitan areas or "Major Markets", smaller rural and semi-rural areas or "Conventional Markets", and commercial, direct ship and turnkey construction or "Wickes Direct". In Major Markets, the Company serves the national, regional, and large local builder with a total solutions approach and specialized services. In Conventional Markets, the Company provides the smaller builder with tailored products and services. In Wickes Direct, the Company provides materials flow and logistics management services to commercial customers. The Company also serves building professionals through its network of 13 component manufacturing facilities that produce value-added, wood framed wall panels, roof and floor truss systems, and pre-hung interior and exterior doors.

     In the latter part of 2001, the Company's management team developed a comprehensive strategic plan aimed to reorganize operations, focus on its core business, improve productivity, reduce debt, and establish a longer term, sustainable capital structure. This plan was rolled out during fiscal 2002. To date, management believes the Company made significant progress toward accomplishing its objectives.

     Since the inception of the aforementioned strategic plan, management has streamlined its operations, improved efficiencies, and sold its non-strategic assets thereby eliminating a significant amount of its rural retail oriented locations, which were more vulnerable to competitive pressures. The Company is now focusing its business on its core professional contractor and volume builder customers, where Wickes maintains competitive advantages. The successful implementation of management's plans has enabled the Company to reduce its long-term debt from approximately $202.4 million as of December 29, 2001, to approximately $95.5 million as of December 28, 2002.

     In 2002, the Company implemented a reorganization initiative that developed a process of continuous improvement whereby strategic initiatives are monitored and adjusted over time. Through this process the Company has relaunched a number of its previous initiatives including tool rental, installed products and manufactured components. In addition, Wickes' management team has developed and implemented sales planning tools and technology to support efforts to retain and grow customer relations and to better support its recently reorganized sales management structure. Wickes' management is also requiring the operating units to adhere to stricter standards in safety, customer profitability, labor productivity and working asset turnover, that it believes will form the basis for a successful building materials business going forward.

     On December 16, 2002, the Company successfully completed the sale of substantially all of the assets of its operations in Wisconsin and Northern Michigan to Lanoga Corporation (the "Lanoga Sale"), for approximately $104.7 million, including assumed liabilities of approximately $18 million. Included in the transaction were 14 sales and distribution centers and three component plants in Wisconsin, and 17 sales and distribution centers and one component plant in Michigan. This transaction comprised the majority of Wickes' Conventional Market locations. These sites generated combined net sales of approximately $272 million in 2002 (see also Note 3 to the Consolidated Financial Statements). The funds provided by this transaction were primarily used to pay down a substantial portion of the Company's senior credit facilities, leaving approximately $31 million outstanding as of December 28, 2002. The Lanoga Sale was part of Wickes' strategic decision to focus on larger demographic markets, where it can better serve its professional contractor and volume builder customers. While a portion of the Lanoga Sale served professional contractors, the locations were more rural, less scalable, and included retail sales from do-it-yourself consumers. As a result, management concluded that these locations no longer fit the Company's strategic direction and were more vulnerable to competitive pressures.

     In furtherance of the reorganization initiative, Wickes has redefined its operational presence from previously independent operating units into customer focused activities organized by sales and distribution territories. In order to better execute each activity, the Company has appointed Directors of Sales and Directors of Distribution for each market area to provide leadership and execution expertise for each discipline. This has allowed the Company to better focus its efforts to improve under-performing stores. The primary benefits of this redefined operating structure include a stronger focus on sales management, significantly improved efficiency in materials management and distribution, improved safety awareness, and better use of Company assets, such as better defined job descriptions and responsibilities, compensation plans, and reporting relationships. Management believes this new approach is driving work behavior to a new higher standard where all efforts are directed at strengthening responsiveness to customers. Management has also piloted centralized estimating concepts to assist sales representatives in better servicing customers while taking steps to reengineer its sales activities to promote increased sales force productivity by reducing time consuming administrative tasks.

     Major Markets
     -------------

     The Company operates in 20 Major Markets, which are served by 26 sales and distribution facilities. In this market group, the Company targets the national top 400 builders, both regional and large local builders with specialized services and a total solutions approach. These facilities are designed, stocked and staffed to meet the needs of the particular markets in which they are located. Major Markets also are served by all of the Company's manufacturing facilities.

     Major Markets generally are large metropolitan areas with favorable growth projections and are characterized by the active presence of national, regional and large local builders. The Company believes that the building supply industry in these Major Markets remains heavily fragmented. The Company's Major Markets program seeks to provide the large builder with specialized products and services that integrate various methods of distribution. The Company provides these programs and services on a "virtual store" basis, that is, products and services may be provided from multiple facilities serving the Major Market on a coordinated basis with centralized customer contact and support. The Company invests significant efforts to redefine and improve customer service with a comprehensive, total solutions package of core building materials, supply chain management, material flow and logistics management.

     Conventional Markets
     --------------------

     At  December  28,  2002,  the Company  operated  32 sales and  distribution facilities in small, rural Conventional Markets, where Wickes targets the smaller building professionals such as single-family residential contractors and R&R contractors with tailored products and services. Wickes provides a service offering mix that includes tool rental, specialized delivery, and installation services. The Company typically is the market leader in these fragmented, relatively slow growth markets of populations generally below 100,000. The Company believes it possesses a significant competitive advantage in rural markets and small communities where it primarily competes with local, independent lumberyards and regional building chains.

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

     Manufacturing Components
     ------------------------

     At  December  28,  2002,  the  Company  owned  and  operated  13  component
manufacturing   facilities   that   supplied  the   Company's   customers   with
higher-margin, value-added products such as framed wall panels, roof and floor trusses, and pre-hung interior and exterior doors. These facilities include 12 stand-alone operations as well as one additional operation that shares real estate with one of the Company's sales and distribution facilities. Value-added component manufacturing is an important element supporting the Company's Major Markets, Conventional Markets and Wickes Direct. In Major Markets, manufacturing provides key support to Wickes' position as a value-added partner. In Conventional Markets, trusses, panels, and pre-hung doors are sold to local builders. For Wickes Direct, manufactured components, particularly framed wall panels, provide an important value-added element. The Company believes that these engineered products improve customer service and provide an attractive alternative to job-site construction. In 2002, 2001 and 2000, excluding discontinued operations, the Company internally manufactured approximately 54.6%, 62.7% and 61.4%, respectively, of its total building components distributed. Total building components distributed were 9.9%, 10.4%, and 9.9% of total sales in 2002, 2001, and 2000, respectively, excluding discontinued operations.

     Other Initiatives
     -----------------

     The Company's tool rental program was developed to rent specialized, professional quality tools and equipment to customers in need of equipment for unique or short-term projects. The program is designed to attract new customers as well as to provide the Company with an opportunity to supply current customers with a greater portion of their total construction needs and to enhance building materials sales from new customers interested in the tool rental program. The program is in place in 18 sales and distribution facilities.

     The Company's installed insulation program consists of specially trained installation crews using specialized equipment and vehicles to install blown and batt insulation in new construction or major renovations. Installed insulation is one of the value-added services that the Company believes it provides on a cost-effective basis to meet its customers' needs. The installed insulation program is operating in 34 sales and distribution facilities at the end of 2002.

     In 2000, the Company initiated installed siding and gutter programs to further service its Major Markets and Conventional Markets strategies. Like the installed insulation program, siding and gutters are installed with specially trained crews equipped with specialized tools and vehicles. At the end of 2002, the Company had 13 installed siding and 4 installed gutter locations in operation.

     The Company has developed an Internet and software strategy designed to provide enhanced service levels to its customers. Employed correctly and integrated properly, Internet and software technology will broaden the base of products offered and the ability to service new and existing customers over the long-term. The Company has entered into several agreements with companies to provide Internet based services to the construction industry. In addition, the Company utilizes a software package ("BuilderCentral 2000(TM)"), which is designed to provide professional building contractors with an enterprise system to manage their construction projects.

     In March 2000, the Company entered into an agreement with Buildscape, Inc., an entity then affiliated with Riverside Group, Inc. and Imagine Investments, Inc. In July 2002, Dow Chemical Company acquired 100% ownership of Buildscape. Pursuant to this agreement, the Company and Buildscape, Inc. are jointly conducting an Internet distribution program. Buildscape(R) is an Internet service designed for builders that allows the Company's customers to buy products and materials from Wickes and other suppliers. It provides real-time online access to the professional builders' specific Wickes price list, bill of materials and trade account. It also provides job management tools to help keep projects on time and on budget. Additionally, the system is accessible by wireless devices. Wickes' sales through the Buildscape site were $13.1 million, $23.8 million and zero in 2002, 2001, and 2000 respectively.


Markets
-------

     The Company operates in 20 Major Markets, which are served by 26 sales and distribution facilities and 8 manufacturing facilities. The Company also operates 32 sales and distribution facilities and 5 manufacturing facilities in Conventional Markets. For a further discussion of Major Markets and Conventional Markets see "Business Strategy."

     Geographical Distribution
     -------------------------

     The Company's 58 sales and distribution facilities are located in 19 states in the Midwest, Northeast and South. The Company's 13 component manufacturing operations also are located in certain of these states and in Delaware. The Company believes that its geographic diversity generally lessens the impact of economic downturns and adverse weather conditions in any one of the Company's geographic markets. The following table sets forth certain information with respect to the locations of the Company's sales and distribution facilities as of December 28, 2002:





            Midwest                                 Northeast                               South
-----------------------------------     -----------------------------------     -------------------------------
                    Number of                                   Number of                          Number of
                    Sales and                                   Sales and                          Sales and
                  Distribution                                Distribution                       Distribution
  State            Facilities               State              Facilities           State         Facilities
  -----           ------------              -----             -------------         -----        -------------
Michigan                 11             Pennsylvania                 4          Alabama                  3
                                        New York                     3          Kentucky                 3
Indiana                  10             Maine                        1
Ohio                      5             New Hampshire                2          Florida                  2
Illinois                  3             Connecticut                  1
Colorado                  3             New Jersey                   1          North Carolina           2
                                        Massachusetts                1          Georgia                  1
                                        Maryland                     1
                                                                                Tennessee                1

        Total            32                     Total               14                   Total          12
                         ==                                         ==                                  ==



     Facilities Opened, Closed and Consolidated
     ------------------------------------------

     In 2000 one plant was added to supplement our Wisconsin market. During 2001 the Company closed distribution centers in Allentown, PA and Aurora, IL, closed a plant in Cookeville, TN, closed and consolidated its Niles, MI distribution center into its Mishawauka, IN distribution center and acquired a distribution center in Kenvil, NJ to relocate its Succasunna, NJ distribution center. In first quarter 2002, the Company sold 4 distribution centers; Pearl, MS, Pascagoula, MS, Baton Rouge, LA, Wilkes Barre, PA, and one manufacturing plant, Ocean Springs, MS, and closed one distribution center in Kokomo, IN. In second quarter 2002, the Company sold two distribution centers, Harlingen, TX and McAllen, TX. In third quarter 2002, the Company closed one distribution center in Grand Rapids, MI, and one manufacturing plant in Indianapolis, IN. In fourth quarter 2002, the Company sold 31 distribution centers and 4 manufacturing plants in the Lanoga Sale. In addition the Company sold its distribution facility in Bangor, ME in the fourth quarter of 2002.

     The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by the Company from December 25, 1999 through February 28, 2003.

                                           Sales and                Component
                                          Distribution            Manufacturing
                                           Facilities               Facilities
                                           ----------              ------------
As of December 25, 1999                        101                      18

     Expansion                                                           1
     Acquisition                                --                      --
                                              -----                    ----
As of December 30, 2000                        101*                     19

     Acquisition                                 1                      --
     Closings                                   (2)                     (1)
     Consolidations                             (2)                     --
                                              -----                    ----
As of December 29, 2001                         98*                     18

     Sold                                      (38)                     (5)
     Closings                                  ( -)                     --
     Consolidations                             (2)                     (1)
                                              -----                    ----
As of December 28, 2002                         58*                     12

     Sold                                       --                      --
     Closings                                   --                      --
     Consolidations                             (6)                     (1)
                                              -----                    ----
As of February 28, 2003                         52                      11

*As of the fiscal year-end for 2002, 2001 and 2000, respectively, there were one, nine and nine additional component manufacturing facilities located in existing sales and distribution facilities.


Customers
---------

     The Company has a broad base of customers, with no single customer accounting for more than 2.7% of net sales in 2002. In 2002, 87.9% of the Company's sales, including discontinued operations, were on trade credit, with the remaining 12.1% as cash and credit card transactions. In 2001 and 2000, 87.1% and 86.9%, of the Company's sales, respectively, were on trade credit.

     Home Builders
     -------------

     The Company's primary customers are single-family home builders. In 2002, all home builder customers accounted for 66.7% of the Company's net sales, compared with 64.9% and 62.9% in 2001 and 2000, respectively. The majority of the Company's sales to these customers are of high-volume commodity items, such as lumber, building materials, and manufactured housing components. The Company will continue its focus on this customer group, offering new products and developing additional services to meet their needs.

     Commercial / Multi-family Contractors
     -------------------------------------

     Wickes Direct concentrates on sales to commercial contractors (primarily those engaged in constructing motels, restaurants, nursing homes, extended stay facilities, and similar projects) and multi-family residential contractors. Sales to these customers are made on a direct ship basis, as well as through the Company's sales and distribution facilities. In 2002, sales to these customers accounted for approximately 17.6% of the Company's sales, compared with 19.0% and 20.8% in 2001 and 2000, respectively. The Wickes Direct program is closely integrated with the Company's component manufacturing operations.

     Repair & Remodelers
     -------------------

     In 2002, R&R customers accounted for approximately 8.8% of the Company's sales, compared with 8.7% in both 2001 and 2000. The R&R segment consists of a broad spectrum of customers, from part-time handymen to large, sophisticated business enterprises. Some R&R contractors are involved exclusively with single product application, such as roofing, siding, or insulation, while some specialize in remodeling jobs, such as kitchen or bathroom remodeling or the construction of decks, garages, or full room additions. The Company offers the product and project expertise, special order capability, design assistance, and credit terms to serve the widely varying needs of this diverse market.

     DIY's
     -----

     Sales to DIY's (both project and convenience) represented about 6.9% of the Company's sales in 2002, compared with 7.4% and 7.6% in 2001 and 2000, respectively. The percentage of sales to DIY's varies widely from one sales and distribution facility to another, based primarily on the degree of local competition from warehouse and home center retailers. The Company's sales and distribution facilities do not have the large retail selling spaces or broad product assortments of the major warehouse or home center retailers. For small purchases, the facilities' showrooms serve as a convenience rather than a destination store. Consequently, the Company's focus on consumer business is toward project DIY's -- customers who are involved in major projects such as building decks and storage buildings or remodeling kitchens and baths.

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

     In both Conventional and Major Markets, the Company's primary link to the building professional market is its experienced sales staff. As of February 28, 2003 the Company's 181 outside sales representatives ("OSR's") are commissioned sales persons who work with professional customers on an on-going basis at the contractors' job sites and offices. Typically, a sale to a contractor is made through a competitive bid prepared by the OSR from plans made available by the contractor. From these plans, the OSR or sales support associate prepares and provides to the contractor a bid and a complete list, or "take-off," of the materials required to complete the project. Preparation of a take-off requires significant time and effort by trained and experienced sales representatives and support associates. The Company has equipped most of its sales and distribution facilities with a computerized system that significantly reduces the time required to prepare take-offs. In addition, this system instantly recalculates changes and automatically includes add-on products needed to complete the project, which generally improves productivity, sales and margins. The ability of the OSR to provide prompt and accurate take-offs, to arrange timely deliveries, and to provide additional products or services as necessary is an important element of the Company's marketing strategy and distinguishes the Company from many of its competitors.

     As of February 28, 2003 the Company employed 79 specialty salespeople in its sales and distribution facilities who provide expert advice to customers in project design, product selection and applications. A staff of 19 trained R&R sales specialists offer special services to R&R contractors, equivalent to that accorded home builders. In many of its sales and distribution facilities, the Company maintains separate R&R offices. The Company currently has kitchen and bath departments in most of its sales and distribution facilities and has a staff of 41 kitchen and bath specialists. The Company also employs 19 sales specialists in other departments.

     The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors. Approximately 87.9% of the Company's sales during 2002 were on credit, with the remaining 12.1% consisting of cash or credit card sales. Overall credit policy is established at the corporate level, with each sales and distribution facility manager and a district credit manager responsible for the administration and collection of accounts. The accounts generally are not collateralized, except to the extent the Company is able to take advantage of the favorable materialmen's lien laws of most states applicable in the case of delinquent accounts.

     The Company operates a large fleet of trucks and other vehicles, including vehicles specialized for the delivery of certain of the Company's products. As of February 28, 2003, the fleet included approximately 176 heavy duty trucks, 54 of which provide roof-top or second story delivery and 49 other vehicles equipped with truck mounted forklifts. In addition, the Company's fleet includes 199 medium duty trucks, 272 light duty trucks and automobiles, 313 forklifts, 72 specialized millwork delivery vehicles, and 44 vehicles equipped to install blown insulation.

     Over the past several years, the Company has installed and will continue to increase its base of computer-aided design hardware and software. These systems include design and take-off software for kitchens, decks, outbuildings, additions and houses. With these tools, sales representatives and specialists are able to provide customers with professional-quality plans, in an efficient manner.

     In 1997, the Company began an equipment rental program at 25 of its sales and distribution facilities. Under this program, the Company rents specialized, professional quality tools and equipment to customers in need of equipment for unique or short-term projects. This program is currently established in 18 sales and distribution facilities and is currently undergoing an internal reengineering to reestablish operating standards and income benchmarks consistent with overall company objectives.

     In 1997, the Company also began its installed insulation program. Through the use of specialized equipment and vehicles and its specially-trained installation crews, the Company installs blown and batt insulation in new or existing construction. This program is now in place in 34 sales and distribution facilities and is also being reengineered to reestablish standards and income benchmarks consistent with overall company objectives.

     In 2000, the Company initiated its installed aluminum siding and gutter programs in several of its sales and distribution centers. Currently, it is operating 13 installed siding and four installed gutter programs with continued plans for expansion.

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

Products
--------

     To provide its customers with the quality products needed to build, remodel and repair residential and commercial properties, the Company offers a wide variety of building products and the ability to special order additional products. The Company believes that these special order services are extremely important to its customers, particularly the building professional. In 2002, approximately 40% of the Company's sales, including discontinued operations, were of special order items, compared with 37% in 2001 and 35% in 2000. Each of the Company's sales and distribution facilities tailors its product mix to meet the demands of its local market.

     The Company categorizes its product sales (excluding Tool Rental, Installed Programs and other service-related revenues), which aggregate approximately 93.8%, 93.6% and 94.9% of the Company's net sales in 2002, 2001 and 2000, respectively, into three groups. These include Wood Products (lumber, plywood, treated lumber, sheathing, wood siding, roof and floor trusses, wall panels and specialty lumber); Building Products (roofing, vinyl siding, doors, drywall, windows, mouldings, and insulation); and Hardlines (hardware products, paint, tools, kitchen and bathroom cabinets, plumbing products, electrical products, light fixtures and floor coverings). Wood Products, Building Products, and Hardlines represented 53.3%, 36.5%, and 10.2% of the Company's product sales respectively, for 2002 and 56.2%, 34.4%, and 9.4% for 2001, respectively.


Manufacturing
-------------

     The Company operates 13 component manufacturing facilities that supply the Company's customers with higher-margin, value-added products such as framed wall panels, roof and floor trusses, and pre-hung interior and exterior doors. These facilities include 12 stand-alone operations and one additional operation that shares real estate with one of the Company's sales and distribution facilities. These manufacturing operations enable the Company to serve the needs of its professional customers for such quality, custom-made products. In 2002, the Company manufactured approximately (excluding discontinued operations) 54.6% of the framed wall panels, roof and floor trusses, and pre-hung doors sold by the Company, compared with 62.7% in 2001 and 61.4% in 2000. The Company believes that these value-added, engineered manufactured products improve customer service and provide an attractive alternative to job-site construction.

Suppliers and Purchasing
------------------------

     The Company purchases its products from numerous vendors. The great majority of commodity items are purchased directly from mills and manufacturers, while the remaining products are purchased from a combination of manufacturers, wholesalers and other intermediaries. No single vendor accounted for more than 6.8% of the Company's purchases in 2002 and the Company is not dependent upon any single vendor for any material product. The Company believes that alternative sources of supply are readily available for substantially all of the products it offers.

     The majority of the Company's commodity purchases are made on the basis of individual purchase orders rather than longer-term supply contracts. In certain product lines, though, the Company has negotiated some advantageous volume pricing agreements for a portion of the product line's purchases. Because approximately 51% of the Company's annual sales consist of commodity wood products, drywall and manufactured housing components, all of which are subject to price volatility, the Company attempts to match its inventory levels to short-term demand in order to minimize its exposure to price fluctuations. In addition, the Company periodically enters into futures contracts to hedge longer-term pricing commitments. The Company has developed an effective coordinated purchasing program that allows it to minimize costs through volume purchases, and the Company believes that it has greater purchasing power than many of its smaller, local independent competitors. The Company seeks to develop close relationships with its suppliers in order to obtain favorable pricing and service arrangements.

     The Company's computerized inventory tracking and forecasting system is designed to track and maintain appropriate levels of products at each sales and distribution facility. These systems have increased the Company's operating efficiencies by providing an automated inventory replenishment system.

     The Company receives its product by truck and rail. The Company has active rail sidings at 28 of its sales and distribution and manufacturing facilities, enabling suppliers to ship products purchased by the Company directly to these facilities by rail.


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

Competition
-----------

     The building material industry is highly competitive. Due to the fragmented nature of the industry, the Company's competitive environment varies by location and by customer segment. Reduced levels of construction activity and commodity price volatility have, in the past, resulted in intense price competition among building material suppliers that has, at times, adversely affected the Company's gross margins.

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

     The Company is one of many defendants in approximately 794 actions, each of which seeks unspecified damages, in various state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 284 similar actions for insignificant amounts, and another 353 of these actions have been dismissed. None of these suits have made it to trial.

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


Employees
---------

     As of February 28, 2003, the Company had 1,991 employees, of whom 1,889 were employed on a full-time basis. The number of employees generally fluctuates with the seasonal nature of the Company's business. The Company believes that it has maintained satisfactory relations with its employees. None of the Company's employees are covered by a collective bargaining agreement.


Safety
------

     Wickes is committed to the safety and well being of its employees, customers and the communities it serves. One of the cornerstones of the Company's safety program is "Build on Safety," an innovative employee training and awareness program, launched in April 2001, that established safety standards and processes for all aspects of the Company's business. The program has also provided critical safety training for every manager and employee. "Build on Safety" has helped integrate safety into Wickes' corporate culture.

Trademarks and Patents
----------------------

     The Company has no material patents, trademarks, licenses, franchises, or concessions other than the name "Wickes Lumber", the "Flying W" trademark, "BuilderCentral2000" and "Frame-A-Home-In-A-Day".
                         -----------------------

This report contains or may incorporate by reference statements that constitute "forward-looking statements". The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations of such words are intended to identify forward-looking statements. Such statements appear in a number of places in this report and include statements regarding intent, belief or current expectations with respect to, among other things:

o        the effects of seasonality and cyclicality;
o        the effects of competition;
o interest rates and the Company's ability to service and comply with the terms of its debt covenants;
o        lumber prices;
o        the success of the Company's operational initiatives; and
o the outcome of current and future legal proceedings involving the Company.

Readers are cautioned not to place undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of our future performance and involve risks and uncertainties. Readers should carefully review the factors discussed in this report and the documents that are incorporated by reference into this report.


Item 2.  PROPERTIES.
--------------------

     As of December 28, 2002 the Company's 58 sales and distribution facilities are located in 19 states, with 32 in the Midwest, 14 in the Northeast and 12 in the South. When combined with its 13 component manufacturing operations, the Company operates in 20 states. See "Item 1. Business - Markets." The Company believes that its facilities generally are in good condition and will meet the Company's needs in the foreseeable future.

     The Company's sales and distribution centers generally consist of a showroom averaging 8,800 square feet and covered storage averaging 37,800 square feet. The Company's sales and distribution facilities are situated on properties ranging from 1.0 to 21.3 acres and averaging 9.0 acres. The stand-alone component manufacturing facilities average 42,100 square feet on properties averaging 9.1 acres.

     As of December 28, 2002, the Company owns 47 of its sales and distribution facilities; the remaining 11 sales and distribution facilities are leased. The Company also held for sale the assets of four closed facilities with a net book value of $1.5 million. In addition to its sales and distribution facilities, the Company operates 12 stand-alone component manufacturing plants, nine of which are owned sites and three of which are on leased sites. One additional plant is located on a sales and distribution facility site. All of the owned properties are pledged as collateral under the Company's Credit Agreement dated February 26, 2003 and under the Company's senior secured notes.

     For further information see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 9 to the Consolidated Financial Statements.

     The Company leases its corporate headquarters, a portion of which is subleased, located at 706 North Deerpath Drive in Vernon Hills, Illinois.


Item 3.  LEGAL PROCEEDINGS.
--------------------------

     The Company is one of many defendants in two class action suits filed in August of 1996. These cases involve approximately 200 claimants for unspecified damages as a result of health problems claimed by the Company's customer, claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, which the Company acquired from a cement plant with which the Company has no connection other than as a customer making purchases for resale. Librado Amador, et al. v. Alamo Concrete Products
                 ---------------------------------------------------------------
Limited,   Wickes  Lumber Company,  et al., Case No. 16696, was filed in the
------------------------------------------
229th Judicial District Court of  Duval   County,   Texas.  Javier Benavides, et
                                                            --------------------
al. v. Magic Valley Concrete, Inc., Wickes Lumber Company, et al., Case  No.
--------------------------------------------------------------------------------
DC-96-89 was filed in the 229th Judicial  District Court of Starr County, Texas.
--------
The Company has entered into a cost-sharing agreement with its insurers, and any liability is not expected to be material.

     The Company is one of many defendants in approximately 794 actions, each of which seeks unspecified damages, in various state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 284 similar actions for insignificant amounts, and another 353 of these actions have been dismissed. None of these suits have made it to trial.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
-------------------------------------------------------------

     None.

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

     The Company's Common Stock is authorized for trading on the Nasdaq SmallCap Market under the trading symbol "WIKS." As of February 28, 2003 there were 8,307,984 shares outstanding held by approximately 120 stockholders of record. In addition, the Company believes approximately 926 additional stockholders hold their shares in street name at various brokerage houses.

     The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported on the Nasdaq SmallCap Market System after October 3, 2002, and on the Nasdaq National Market System prior to that date. Prices do not include retail markups, markdowns or commissions.


  Three Months Ended                             High                  Low
  ------------------                             ----                  ---
  Fiscal 2002
  -----------
  March 30                                       $3.28                 $2.35
  June 29                                         2.75                  0.83
  September 28                                    1.80                  0.17
  December 28                                     0.94                  0.28

  Fiscal 2001
  -----------
  March 31                                       $5.00                 $3.00
  June 30                                         4.57                  4.00
  September 29                                    4.44                  2.67
  December 29                                     3.08                  2.37



     On October 11, 2002 the Company received notice from Nasdaq that the Company's common stock has not maintained the minimum per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company has been provided 180 calendar days, or until April 9, 2003, to regain compliance. If at anytime before April 9, 2003, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, Nasdaq will provide written notification that the Company complies with the Rule.

     If compliance with this Rule cannot be demonstrated by April 9, 2003, Nasdaq will determine whether the Company meets the initial listing criteria for the Nasdaq SmallCap Market under Marketplace Rule 431(c)(2)(A). If it meets the initial listing criteria, Nasdaq will notify the Company that it has granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise, Nasdaq will provide written notification that the Company may appeal Nasdaq's determination to delist its securities to a Listing Qualifications Panel. The Company believes Nasdaq will grant the additional 180 calendar day grace period to demonstrate compliance.

     The Company did not declare or pay any dividends on Common Stock during the two fiscal years ended December 28, 2002. There are restrictions included in its revolving credit facility and trust indenture related to the Company's 11-5/8% senior secured notes relating to the payment of dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to the Consolidated Financial Statements.

     The following table summarizes the number of stock options issued, the weighted-average exercised price, and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 28, 2002.



                                           Equity Compensation Plan Information
                                           -------------------------------------

                                                                            No. of securities
                               No. of securities to   Weighted avg.         available for future
       Plan                    be issued upon         exercise price of     issuance under equity
       Category                exercise of            outstanding           compensation plans
                               outstanding options,   options, warrants     (excluding securities
                               warrants, etc.         etc.                  reflected in column (a))
       ----------------------- ---------------------- --------------------- --------------------------
                                        (a)                    (b)                    (c)

       Equity compensation
       plans approved by
       security holders               525,866                 6.28                   330,070

       Equity compensation
       plans not approved by
       security holders                  0                      0                       0

       Total                          525,866                 6.28                   330,070





Item 6.  SELECTED FINANCIAL DATA.
---------------------------------

     The following table presents selected financial data derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 28, 2002. The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto contained elsewhere in this report. The table reflects business sold as part of the Lanoga Sale as a component of discontinued operations due to an exit from a marketplace.


                                           WICKES INC. AND SUBSIDIARIES
                                       SELECTED CONSOLIDATED FINANCIAL DATA
                                 (in thousands, except ratios and per share data)

                                                      Dec. 28,    Dec. 29,     Dec. 30,     Dec. 25,     Dec. 26,
                                                        2002        2001         2000         1999         1998
                                                     ----------- ------------ ------------ -----------  -----------
Income Statement Data:
    Net sales                                           577,731      710,000      726,375     777,244      631,209
    Gross profit                                        114,013      145,614      149,563     153,775      127,625
    Selling, general and administrative expense         112,884      143,587      145,193     132,976      116,791
    Depreciation and amortization                         4,301        5,239        4,710       4,764        3,860
    Provision for doubtful accounts                       1,281          916          727       1,331        2,402
    Impairments (1)                                      12,894            -            -           -            -
    Store closing costs and other charges (2 & 3)         3,554        1,744            -           -        5,932
    Other operating income (4)                           (2,941)      (3,421)     (13,163)     (3,682)      (4,415)
    (Loss) income from continuing operations            (17,960)      (2,451)      12,096      18,386        3,055
    Interest expense (5)                                 16,029       21,787       24,322      23,302       21,632
    Loss from continuing operations before
      income taxes                                      (33,989)     (24,238)     (12,226)     (4,916)     (18,577)
    Income tax (benefit) provision                      (13,503)      (8,648)      (3,745)     (1,418)      (6,494)
    Loss from continuing operations                     (20,486)     (15,590)      (8,481)     (3,498)     (12,083)
    Income from discontinued operations                  29,613        8,516       11,335      11,086       11,118
    Net income(loss)                                      9,127       (7,074)       2,854       7,588         (965)

Per Share Data:
    Loss from continuing operations per common share
      basic and diluted                                   (2.47)       (1.88)       (1.03)      (0.43)       (1.47)
    Income from discontinued operations per
      common share-basic                                   3.57         1.03         1.37        1.35         1.36
    Income from discontinued operations per
      common share-diluted                                 3.52         1.01         1.34        1.33         1.35
    Net income (loss) per common share-basic               1.10        (0.85)        0.35        0.92        (0.12)
    Net income (loss) per common share-diluted             1.08        (0.85)        0.34        0.91        (0.12)
    Weighted average common shares - basic            8,293,261    8,277,190    8,249,774   8,216,265    8,197,542
    Weighted average common shares - diluted          8,416,481    8,403,742    8,466,383   8,330,571    8,248,967

Operating Data:
    Depreciation and amortization                         4,301        5,239        4,710       4,764        3,860
    Deferred financing cost amortization                  1,586        1,449        1,274       1,510        1,447
    Capital expenditures                                  1,883        9,222        7,898       7,216        4,446
    Net cash provided by (used in)
      operating activities                               28,459         (453)          22     (15,372)      (5,450)
    Net cash provided by (used in)
      investing activities                               81,624       (7,397)      (7,486)    (16,281)        (274)
    Net cash (used in) provided by
      financing activities                             (107,626)      (4,860)      (5,478)     27,086          975
    Net cash (used in) provided by
      discontinued operation                             (2,570)      12,662       13,091       4,574        4,738

Balance Sheet data (at period end):
    Working capital-continuing operations (11)           49,456       93,075      107,655     125,751      104,921
    Total assets                                        173,987      297,073      300,936     334,009      292,183
    Total long-term debt, less current maturities        67,363      193,253      200,403     220,742      191,961
    Total stockholders' equity                           36,030       26,771       33,896      30,819       23,148

Other Data:
    Ratio of earnings to fixed charges (6)                (0.69)        0.09         0.81        0.82         0.26
    Interest coverage (7)                                 (0.86)        0.23         0.31        1.12         0.38
    EBITDA (8)                                          (12,417)       4,737        7,157      24,328        7,655
    Cash interest expense (9)                            14,443       20,338       23,048      21,792       20,185
    Same store sales growth (10)                          -9.4%        -2.4%        -7.4%       22.1%         8.5%
    Building centers open at end of period                   58           98          101         101          101


Notes to Selected Consolidated Financial Data

(1) The Company has recorded an impairment charge of $12.9 million related to goodwill and other intangible assets. (See additional discussion in Note 4 to the consolidated financial statements.)

(2) During the first quarter of 1998, the Company implemented the 1998 Plan which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter

(3) During 2002 and 2001, the Company incurred store closing costs and other charges related to management's reorganization initiatives that resulted in charges of $3.6 million and $1.7 million, respectively, relating to distribution center closing costs and other charges. (See additional discussion in Item 7. Management's Discussion and Analysis and Note 16 to the consolidated financial statements.)

(4) As further explained in Note 9 to the Consolidated Financial Statements, on November 21, 2000 the Company commenced a cash tender offer for its outstanding 11-5/8% Senior Subordinated Notes due 2003, at a substantial discount from face value. The offer expired on December 20, 2000 and on December 26, 2000, the Company redeemed $36.0 million of notes tendered. As a result of this transaction, the
          Company  recorded  a  pre-tax  gain of  $11.1  million,  net of  costs associated with the transaction. As required by SFAS No. 145 the Company has changed the presentation of its gains on debt extinguishment from extraordinary items to other operating income. While not required until fiscal 2003, the Company has elected to early adopt the provision of this statement as encouraged by the Financial Accounting Standards Board. (See additional discussion in Note 2 to the consolidated financial statements.)

(5) Interest expense includes cash interest expense and amortization of deferred financing costs. (See note 9 below.)

(6) For purposes of computing this ratio, earnings consist of pre-tax income (loss) before income taxes adjusted for fixed charges. Fixed charges consist of cash interest expense, amortization of deferred financing costs, and a portion of operating lease rental expense that is representative of the interest factor attributable to interest expense. Such earnings were insufficient to cover fixed charges by $34.0 million, $24.2 million, $5.4 million, $4.9 million and $18.6 million for the years ended December 28, 2002, December 29, 2001, December 30, 2000, December 25, 1999 and December 26, 1998, respectively.

(7) For purposes of computing this ratio, earnings consist of EBITDA (as defined in note 8 below), which is divided by cash interest expense (as defined in note 9 below).


(8) EBITDA represents income (loss) from continuing operations before income taxes, interest expense, depreciation and amortization. EBITDA is not presented herein as an alternative measure of operating results but rather to provide additional information related to debt service capability, and does not represent cash flow from operations, as defined by GAAP and may not be comparable to similarly titled measures reported by other companies.

(9) Cash interest expense consists of interest expense less amortization of deferred financing costs. The following table details interest expense, cash interest expense, and interest paid for each of the five years in the period ended December 28, 2002 (in thousands).



                                            2002            2001           2000           1999           1998
                                            ----            ----           ----           ----           ----

Interest expense                          $16,029         $21,787        $24,322        $23,302         $21,632
Less:
   Amortization of deferred
      financing costs                       1,586           1,449          1,274          1,510           1,447
                                          ---------       ---------      ---------      ---------       ---------
Cash interest expense                      14,443          20,338         23,048         21,792          20,185

Decrease (increase) in
   accrued interest                         1,117            (880)           155           (289)            700
                                          ---------       ---------      ---------      ---------       ---------

Interest paid                             $15,560         $19,458        $22,203        $21,503         $20,885
                                          =========       =========      =========      =========       =========

(10) Same store sales growth data reflects average sales for sales and distribution facilities and other facilities that were operated by the Company throughout both the current and previous year. In addition to sales and distribution facilities, component manufacturing plants also make some direct sales. The following table lists, by year, the number of locations that were included in this calculation:

                                    Year          No. of Facilities
                                    ----          -----------------
                                    2002                 58
                                    2001                 98
                                    2000                101
                                    1999                101
                                    1998                101

(11) Working capital presented excludes the assets and liabilities of discontinued operations.

  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

General
-------

     As of December 30, 2001 the Company adopted the requirements of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". As described earlier in this Form 10-K, the Company sold 31 distribution centers and 4 component plants to Lanoga Corporation (the "Lanoga Sale") which constituted an asset group, as defined by the standard. The distribution centers and component plants have been treated as a disposal of a component of the consolidated Company, which under the standard, requires the Company to report the results of these operations as discontinued operations. The results of these operations have been reported as discontinued operations for the year ended December 28, 2002. The results of operations for the years ended December 29, 2001 and December 30, 2000 have been reclassified as discontinued operations to conform to the requirements of this standard. Net sales from discontinued operations were $271.8 million, $291.0 million, and $301.2 million in 2002, 2001, and 2000, respectively. Income from discontinued operations was $7.3 million, $8.5 million, and $11.3 million, respectively. Additionally, the Company recognized a $22.4 million gain, net of taxes, on the Lanoga Sale as of December 28, 2002. In addition to the Lanoga Sale, the Company closed, consolidated or sold an additional 11 facilities in 2002 and 5 in 2001 that were not considered discontinued operations and therefore the results of these operations are reported in continuing operations.

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. All material intercompany balances and transactions have been eliminated. The table below has been adjusted to exclude discontinued operations. (See additional discussion in Note 3 to the consolidated financial statements.) This table and subsequent discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.



                                                                   Years Ended
                                                                   -----------

                                                    Dec 28,           Dec. 29,         Dec. 30,
                                                     2002              2001             2000
                                                     ----              ----             ----

    Net sales                                        100.0%           100.0%            100.0%
    Gross profit                                      19.7             20.5              20.6
    Selling, general and administrative
      expenses                                        19.5             20.2              20.0
    Depreciation and amortization                      0.7              0.7               0.6
    Provision for doubtful accounts                    0.2              0.1               0.1
    Impairments                                        2.2              -                 -
    Store closing costs and other charges              0.6              0.2               0.0
    Other operating income                            (0.5)            (0.5)             (1.8)
    (Loss)Income from continuing operations           (3.5)            (0.3)              0.1


     The Company's operations, as well as those of the building material industry, generally, have reflected substantial fluctuations from period to period as a consequence of various factors, including levels of construction activity, weather, prices of commodity wood products, general regional and local economic conditions, interest rates and the availability of credit, all of which are cyclical or seasonal in nature. The Company anticipates that fluctuations from period to period will continue in the future. Due to a substantial percentage of the Company's sales being attributable to building professionals, certain of these factors may have a more significant impact on the Company than on companies that are more heavily focused on consumers.

     The Company's first quarter, and occasionally its fourth quarter, is typically adversely affected by weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. The extent of such decreases in activity is a function of the severity of winter weather conditions. During 2002, the Midwest and Northeast of the country had fairly normal temperatures and precipitation. By comparison, in December 2001 these regions recorded above normal to record warm temperatures with normal to below normal precipitation, while during the second quarter of 2001, the Midwest and South regions experienced more precipitation than normal. In the first quarter of 2000, the Midwest and Northeast experienced mild winter weather but significant precipitation, while the fourth quarter these regions experienced more severe winter weather than in the previous years. The Company's year-to-date weighted-average interest rate decreased in 2002 to 7.95% compared to a weighted-average interest rate of 8.93% in 2001 and 10.07% in 2000. Commodity lumber prices decreased 4.0% from last year, negatively affecting 2002 results. Housing starts nationally were up 5.1% in 2002 and in the Company's primary markets, the Northeast, Midwest, and South, starts were up 2.3%, 4.2% and 4.4% respectively. By comparison, 2001 housing starts nationally increased 2.2% over 2000. During 2002, the Company experienced reductions in selling, general and administrative ("SG&A") expense and gains on the sale of assets as a direct result of a plan to reduce certain overhead programs and under-performing assets.

     Losses from continuing operations increased to $20.5 million for the year ended December 28, 2002, from $15.6 million and $8.5 million for the years ended December 29, 2001 and December 30, 2000, respectively.

     The following table contains selected unaudited quarterly financial data for the years ended December 28, 2002 and December 29, 2001. Quarterly income
(loss) per share may not total to year-end income (loss) per share due to the issuance of additional shares of Common Stock during the course of the year.



                                 QUARTERLY FINANCIAL DATA
                                      Fiscal Quarters
                   (in millions, except per share data and percentages)


                                                             2002          2002         2002          2002
                                                           Quarter 1     Quarter 2    Quarter 3     Quarter 4
                                                         ------------  ------------ ------------  ------------

Net sales from continuing operations                       $ 135.3       $ 160.4      $ 153.2       $ 128.8
% of annual net sales                                        23.4%         27.8%        26.5%         22.3%

Gross Profit                                                  25.8          32.3         30.7          25.2

Income (loss) from continuing operations                      (2.8)         (0.6)        (3.1)        (14.0)
Income (loss) from discontinued operations                    (1.0)          2.9          4.2          23.5
                                                         ------------  ------------ ------------  ------------

Net (loss) income                                             (3.8)          2.3          1.1           9.5

Basic earnings (loss) per common share:
Income (loss) from continuing operations                   $ (0.34)      $ (0.07)     $ (0.37)      $ (1.69)
Income (loss) from discontinued operations                   (0.12)         0.35         0.51          2.83
                                                         ------------  ------------ ------------  ------------
Net (loss) income                                            (0.46)         0.28         0.14          1.14

Diluted earnings (loss) per common share:
Income (loss) from continuing operations                     (0.34)        (0.07)       (0.37)        (1.69)
Income (loss) from discontinued operations                   (0.12)         0.35         0.50          2.79
                                                         ------------  ------------ ------------  ------------
Net (loss) income                                          $ (0.46)       $ 0.28       $ 0.13        $ 1.10


                                                             2001          2001         2001          2001
                                                           Quarter 1     Quarter 2    Quarter 3     Quarter 4
                                                         ------------  ------------ ------------  ------------

Net sales from continuing operations                       $ 135.4       $ 194.5      $ 206.9       $ 173.2
% of annual net sales                                        19.1%         27.4%        29.1%         24.4%

Gross Profit                                                  30.1          40.1         41.9          33.5

Income (loss) from continuing operations                      (4.8)         (3.1)        (4.0)         (3.7)
Income (loss) from discontinued operations                    (1.7)          4.1          4.7           1.4
                                                         ------------  ------------ ------------  ------------

Net Income (loss)                                             (6.5)          1.0          0.7          (2.3)

Basic earnings (loss) per common share:
Income (loss) from continuing operations                   $ (0.58)      $ (0.37)     $ (0.48)      $ (0.45)
Income (loss) from discontinued operations                   (0.20)         0.50         0.56          0.18
                                                         ------------  ------------ ------------  ------------
Net (loss) income                                            (0.78)         0.12         0.08         (0.27)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations                     (0.58)        (0.37)       (0.48)        (0.45)
Income (loss) from discontinued operations                   (0.20)         0.49         0.56          0.17
                                                         ------------  ------------ ------------  ------------
Net (loss) income                                          $ (0.78)       $ 0.12       $ 0.08       $ (0.28)




Each fiscal quarter in the table above represents a thirteen-week period.

     In the fourth quarter of 2002, the Company recorded a gain of $22.4 million, net of taxes, on the Lanoga Sale.

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


2002 Compared with 2001
-----------------------

     The following discussion is based on the results of continuing operations of the Company. See section above and Note 3 to the consolidated financial statements regarding the Lanoga Sale, which is treated as discontinued operations of the Company.

     Net Sales
     ---------

     Net sales for 2002 decreased $132.3 million, or 18.6%, to $577.7 million from $710.0 million in 2001. In addition to the Lanoga Sale mentioned above, which is treated as discontinued operations, the Company closed, consolidated or sold an additional 11 facilities which contributed approximately $126.7 million in sales in 2001. The sales for all facilities operated throughout both years ("same store sales") decreased 9.4%. During 2002, the Company experienced a 4.4% decrease in same store sales to its primary customer, the professional home builder, and an 18.0% decrease in same store sales to commercial builders. Repair and Remodel and Consumer same store sales declined 11.1% and 15.5% respectively. Sales to building professionals as a percentage of total sales were 93.1% in 2002 compared to 92.6% in 2001, while sales to consumers were 6.9% in 2002 compared to 7.4% in 2001.

     Total housing starts nationally were up 5.1% in 2002 and in the Company's primary markets, the Northeast, Midwest, and South starts were up 2.3%, 4.2% and 4.4% respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, increased by 5.8% to
1.33 million starts in 2002 from 1.26 million starts in 2001.

     The Company estimates that deflation in lumber and drywall prices negatively impacted 2002 net sales by approximately $9.3 million, when compared with lumber and drywall prices during 2001. Dimensional lumber, panel products, and to an extent, drywall are commodities (which are generally tracked using the Random Lengths Framing Composite Average and the Random Lengths Panel Index for dimensional lumber and panel products, respectively) which cause the Company's costs and retails to fluctuate with changing market conditions. Drywall prices generally fluctuate based on availability and are tracked using producer prices. Increases in commodity prices ("lumber inflation") generally are passed on to the customer with certain lag effects, resulting in higher selling prices, or are fixed in the futures market for dimensional lumber and panel products for a small percentage of longer-term sales contracts. In periods of decreasing commodity prices ("lumber deflation"), selling prices decrease, with certain lag effects. The Company's commodity wood products, including drywall (excluding discontinued operations) accounted for approximately 54.3% of sales for the year, compared with 57.3% for 2001.

     Products that exhibited the greatest change in sales for the year ended December 28, 2002 versus sales of such products in 2001 were lumber and plywood (down 27.1%), trusses (down 12.4%), roofing (down 21.2%), treated wood products (down 22.3%), specialty wood products (down 20.8%) and insulation (down 18.5%). These products account for 56.7% of the total Company sales in 2002, and 68.7% of the change in sales from last year.

     Sales of internally manufactured building components, excluding the effects of discontinued operations, decreased to 54.6% of total distributed building components from 62.7% in the prior year. Sales of internally manufactured building components decreased 22.4% to approximately $57.2 million in 2002 from approximately $73.8 million in 2001. As with dimensional lumber, sales of internally manufactured building components are impacted by the effects of lumber deflation.

     Gross Profit
     ------------

     Gross profit decreased $31.6 million to $114.0 million or 19.7% of net sales for 2002 compared with $145.6 million or 20.5% of net sales for 2001. The Company believes that deflation in lumber and drywall prices decreased the dollar value of gross profit by approximately $1.6 million for the fiscal year ended December 28, 2002. During 2002, the Company sold or consolidated 11 facilities and recorded a charge to gross profit of $1.4 million for inventory liquidation costs. Of the Company's major product lines, building materials accounted for approximately 37.5% of total company gross profit, up from 34.8% last year; however, gross margin percentage for these products decreased to 21.6% from 22.2% last year.

     Selling, General, and Administrative Expense
     --------------------------------------------

     Total selling, general, and administrative expense ("SG&A") decreased $30.7 million or 21.4% to $112.9 million in 2002 compared with $143.6 million in 2001. SG&A also decreased as a percent of net sales to 19.5% compared with 20.2% of net sales in 2001.

     The decrease in SG&A primarily is attributable to labor management that reduced salaries and wages by $18.6 million or 19.0%. In addition the Company experienced a reduction in benefit costs, particularly in its self-insured medical costs which decreased by $3.7 million or 33.4% over last year, as well as smaller reductions in marketing and delivery expenses. The Company believes the management plan developed and put in place in the last half of 2001 to reorganize and improve productivity and performance, and to reduce certain overhead programs and under-performing assets, has resulted and should continue to result in reductions to labor expenses, administrative expenses, marketing expenses, insurance expenses and other SG&A expense.

     Depreciation and Amortization
     -----------------------------

     Depreciation and amortization costs decreased approximately $0.9 million to $4.3 million in 2002, compared with $5.2 million in 2001. As a percentage of sales, depreciation and amortization costs compared to last year were flat.

     Provision for Doubtful Accounts
     -------------------------------

     Provision for doubtful accounts increased to approximately $1.3 million or 0.2% of sales in 2002 from approximately $0.9 million or 0.1% of sales for 2001. Included in the 2002 provision is the reserve of approximately $0.4 million against a note issued by Riverside Group, Inc. that was not paid on the December 28, 2002 due date (see additional discussion in Note 15 to the consolidated financial statements).

     Impairments
     -----------

     In accordance with SFAS No.142, "Goodwill and Other Intangible Assets", the Company has recorded an impairment charge of $12.9 million (see additional discussion in Note 4 to the consolidated financial statements).

     Store Closing Costs and Other Charges
     -------------------------------------

     In 2001, the Company's management developed a plan to reorganize and improve productivity and performance. The results were reductions in administrative expense, marketing expense, headcount and the elimination of non-strategic operating units. As a result, the Company recorded charges of $1.2 million related to severance, $0.5 million related to property carrying costs and other costs.

     Pursuant to certain initiatives to improve performance and reduce under-performing assets, from January through November 2002, the Company closed, consolidated, or sold nine distributions centers and two component plants. These closings resulted in termination of approximately 300 employees that worked at these locations. Another 27 employees were transferred to surrounding locations. Store closing costs associated with these activities typically include employee termination costs, non-cancelable lease obligations and other exit costs incurred as a direct result of closing facilities. As a result, the Company recorded charges of $1.8 million of severance and $1.7 million of property and other carrying costs. Also included in the $1.8 million of severance was $385,000 in severance related to a plan to reduce headquarters and field administration by 23 associates. In addition, the Company recorded a write down of inventory of approximately $1.4 million. The following is a summary of the activity in the reserve balances from 2001 through December 28, 2002 (in thousands):


                                                     Employee       Property and
                                                    Separation     Other Carrying
                                                      Costs            Costs          Total
                                                      -----            -----          -----
       2001 Store closing and other costs              $1,223         $ 521          $1,744
       2001 Related payments                            1,084           235           1,319
                                                 ------------- ------------------ ------------
       Accrual balance at December 29, 2001               139           286             425
       2002 Store closing and other costs               1,895         1,658           3,553
       2002 Related payments                            1,649         1,929           3,578
                                                 ------------- ------------------ ------------
       Accrual balance at December 28, 2002             $ 385          $ 15            $400


     Other Operating Income
     ----------------------

     Other operating income decreased approximately $0.5 million to $2.9 million in 2002, compared with $3.4 million in 2001. This primarily includes the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivable, and casualty losses. During 2002, the Company sold eight pieces of real estate and various fixed assets for a net gain of approximately $1.8 million, offset by an impairment of $0.9 million charged for the 2003 sale of real estate in Aurora, CO. This is compared with four real estate sales and various fixed asset disposals in 2001, for a net gain of approximately $1.2 million.

     Interest Expense
     ----------------

     Interest expense decreased to $16.0 million in 2002 from $21.8 million in 2001. The Company's weighted-average interest rate on all outstanding borrowings, excluding amortization of debt issue costs, for the years ended December 28, 2002 and December 29, 2001 was approximately 7.95% and 8.93%, respectively.

     The Company's 2002 average debt levels decreased significantly, down $43.2 million or 19.1% over the comparable period in 2001. In 2002, approximately 85.9% of the Company's average borrowing on its revolving credit facility was LIBOR-based as compared with 94.2% in 2001.

     Income Tax Benefit before Discontinued Operations
     -------------------------------------------------

     In 2002, the Company recorded a net income tax benefit for continuing operations of $13.5 million versus a net income tax benefit of $8.6 million in 2001. The Company's effective tax rate was 39.7% for 2002 compared to 35.7% for

2001. Included in the Company's tax provision from continuing operations were state franchise taxes and non-deductible items. State franchise taxes were $0.4 million and $0.7 million for 2002 and 2001, respectfully.

     The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. Management believes that it is more likely than not that the Company will receive full benefit of its net deferred tax asset and that the valuation allowance is properly stated.

     Net Loss from Continuing Operations
     -----------------------------------

     The Company recorded a net loss from continuing operations in 2002 of $20.5 million versus a loss of $15.6 million in 2001, an increase of $4.9 million. Results of operations were negatively impacted by an impairment of intangible assets of $12.9 million, a decrease in sales, down 18.6%, a decrease in gross profit percent, down 80 basis points, an increase in store closing and other items, up 103.8%, and a decrease in other income, down 14.0%. These items were partially offset by a decrease in selling general and administrative expenses, down 21.4%.

     Discontinued operations
     -----------------------

     As part of the Company's reorganization initiative, on December 16, 2002, the Company successfully completed the sale of substantially all of the assets of its operations in Wisconsin and Northern Michigan to Lanoga Corporation's UBC division (the "Lanoga Sale"). Included in the transaction were 14 distribution centers and three component plants in Wisconsin, and 17 distribution centers and one component plant in Michigan. See additional discussion in Note 3 to the consolidated financial statements.



2001 Compared with 2000
-----------------------

     Net Sales
     ---------

     Net sales for 2001 decreased $16.4 million, or 2.3%, to $710.0 million from $726.4 million in 2000. The Company closed or consolidated 5 facilities during 2001 which contributed approximately $23.8 million in sales during the prior year. Sales for all facilities operated throughout both years ("same store sales") decreased 2.4%. During 2001, the Company experienced a 0.4% increase in same store sales to its primary customer, the professional home builder, and a 10.2% decrease in same store sales to commercial builders. Consumer sales declined 4.8% on a same store basis.

     Sales to building professionals as a percentage of total sales were 64.9% in 2001 compared to 62.9% in 2000. Lumber and building materials accounted for 84.8% of total sales in 2001, compared with 86.0% in 2000.

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

     The Company estimates that deflation in lumber and drywall prices negatively impacted 2001 net sales by approximately $15.7 million, when compared with lumber and drywall prices during 2000. Dimensional lumber, panel products and, to an extent, drywall are commodities which cause the Company's costs to fluctuate with changing market conditions, generally tracked using the Random Lengths Framing Composite Average and the Random Lengths Panel Index for dimensional lumber and panel products, respectively. Drywall prices generally fluctuate based on availability and are tracked using producer prices. Increases in commodity prices ("lumber inflation") generally are passed on to the customer with certain lag effects, resulting in higher selling prices, or are fixed in the futures market for dimensional lumber and panel products for a small percentage of longer-term sales contracts. In periods of decreasing commodity prices ("lumber deflation"), selling prices decrease, with certain lag effects.

     Products that exhibited the greatest change in sales for the year ended December 29, 2001 versus sales of such products in 2000 were lumber and plywood (down 10.1%), drywall (down 33.7%), windows (up 7.0%), and trusses (up 4.2%). These products account for 53.2% of the total Company sales in 2001.

     Sales of internally manufactured building components, excluding discontinued operations, increased to 62.7% of total distributed building components from 61.4% in the prior year. Sales of internally manufactured building components increased 2.4% to approximately $73.8 million in 2001 from approximately $72.0 million in 2000. As with dimensional lumber, sales of internally manufactured building components are impacted by the effects of lumber deflation.

     Gross Profit
     ------------

     Gross profit decreased $3.9 million to $145.6 million or 20.5% of net sales for 2001 compared with $149.6 million or 20.6% of net sales for 2000. The
Company believes that deflation in lumber and drywall prices decreased the dollar value of gross profit by approximately $3.6 million for the fiscal year ended December 29, 2001. Commodity wood products, drywall and manufactured building components accounted for approximately 57.3% of sales for the year, compared with 59.5% for 2000.

     Selling, General, and Administrative Expense
     --------------------------------------------

     Total selling, general, and administrative expense ("SG&A") decreased $1.6 million or 1.1% to $143.6 million in 2001 compared with $145.2 million in 2000. SG&A increased slightly as a percent of net sales to 20.2% in 2001, compared with 20.0% of net sales in 2000.

     The increase in SG&A primarily is attributable to increases in employee benefits, specifically medical and workers' compensation insurances and increases in marketing expenditures. These increases were partially offset by reductions in labor that reduced salaries and management incentives, and an increase in co-operative marketing and cost recovery programs.

     Depreciation and Amortization
     -----------------------------

     Depreciation and amortization costs increased approximately $0.5 million or 11.2% to $5.2 million in 2001, compared with $4.7 million in 2000. The increase in depreciation primarily is due to investments in machinery and equipment at the Company's manufacturing facilities and delivery vehicles.

     Provision for Doubtful Accounts
     -------------------------------

     Provision for doubtful accounts increased to approximately $0.9 million or 0.1% of sales in 2001 from approximately $0.7 million or 0.1% of sales for 2000. The Company extends credit, generally due on the 10th day of the month following the sale, to qualified and approved contractors.

     Store Closing Costs and Other Charges
     -------------------------------------

     In 2001, the Company's management developed a plan to reorganize and improve productivity and performance. The results were reductions in administrative expense, marketing expense, headcount and the elimination of non-strategic operating units. As a result, the Company recorded charges of $1.2 million related to severance, $0.5 million related to property carrying costs and other costs. Of these charges, the Company paid $1.1 million related to severance, leaving an accrual balance at December 29, 2001 of $0.4 million.

     Other Operating Income
     ----------------------

     Other operating income decreased approximately $9.7 million to $3.4 million in 2001, compared with $13.2 million in 2000. Other operating income primarily includes the gains on the early extinguishment of debt, the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivable, closed center expenses and casualty losses. During 2001, the Company sold four pieces of real estate and various fixed assets for a net gain of approximately $1.2 million. This is compared with three real estate sales and various fixed asset disposals in 2000, for a net gain of approximately $0.3 million. Additionally, as part of the adoption of SFAS No. 145, the Company reclassified its gains on debt extinguishment from extraordinary items to other operating income (see additional discussion in Note 2 to the consolidated financial statements.) While not required until fiscal 2003, the Company has elected to early adopt the provision of this statement as encouraged by the Financial Accounting Standards Board. The pretax gain of $11.1 million has been reclassified to other operating income for the fiscal year ended December 30, 2000.

     Interest Expense
     ----------------

     Interest expense decreased to $21.8 million in 2001 from $24.3 million in 2000. The Company's weighted-average interest rate on all outstanding borrowings, excluding amortization of debt issue costs, for the years ended December 29, 2001 and December 30, 2000 was approximately 8.93% and 10.07%, respectively. The Company's 2001 average debt levels decreased by $2.5 million or 1.1% over the comparable period in 2000.

     Income Tax Benefit
     ------------------

     In 2001, the Company recorded a net income tax benefit for continuing operations of $8.6 million versus a net income tax benefit of $3.7 million in 2000. The effective tax rate was 35.7% for 2001 compared to 30.6% for 2000. The Company's provision includes state franchise taxes and other non-deductible items. State franchise taxes were $0.7 million and $1.0 million for 2001 and 2000, respectively.

     The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. Management believes that it is more likely than not that the Company will receive full benefit of its net deferred tax asset and that the valuation allowance is properly stated.


      Net Loss from Continuing Operations
      -----------------------------------

     The Company recorded a net loss from continuing operations in 2001 of $15.6 million versus a net loss from continuing operations of $8.5 million in 2000, an increase of $7.1 million. Results of operations were negatively impacted by a decline in sales of 2.3%, increased employee benefit costs, specifically workers compensation and medical costs, as well as additional marketing expenditures. Results were positively impacted by a decrease in management incentives and a decrease in interest expense.

Critical Accounting Policies
----------------------------

     Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. As discussed in Note 2 to the Company's Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. Management believes that any reasonable deviations from these estimates would not have a material impact on the consolidated financial statements.

     On an ongoing basis, management evaluates its estimates and judgments, including those related to the allowance for uncollectible accounts, inventory valuation, long-lived assets, and self-insurance and other reserves. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

     The Company's allowance for doubtful accounts is based on historical write-off experience net of recoveries and management's assessment of the collectibility of amounts due. Management's estimate considers overall portfolio quality and current economic conditions that may affect the borrower's ability to pay.

     The Company utilizes the first-in, first-out (FIFO) cost flow assumption for valuing its inventory. Estimates are made for obsolescence and unmarketable inventory to ensure inventory is valued at the lower of cost or market, but not in excess of net realizable value. The Company also records a reserve for estimated inventory shrinkage, based on previous years actual physical inventory result, for the periods between physical inventories.

     The Company primarily is self-insured for medical, workers compensation, automotive, general and product liability claims. Self-insurance claims incurred but not reported and those reported but unpaid are accrued based on management's estimates, which are based on actuarial assumptions provided by outside parties and historical claims experience.

     Long-lived assets, including intangible assets, are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Fair value is determined by estimated future cash flows and appraised value of the assets.


Liquidity and Capital Resources
-------------------------------

     The Company's principal sources of working capital and liquidity are cash flows from operations and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance accounts receivable, inventory, capital expenditures and collateral for self-insurance programs.

     In 2002, net cash provided by operating activities was $28.5 million. This compares with net cash used in operating activities of $0.5 million in 2001. The increase in cash flow from operations primarily is driven by reductions in accounts receivable and inventory, partially offset by a decrease in accounts payable and accrued liabilities.

     Accounts receivable at the end of 2002 was $56.1 million, a decrease of $5.3 million or 8.6% from 2001. Inventory at the end of 2002 was $50.2 million, a decrease of $21.7 million or 30.2% from 2001. Excluding the sale of assets in the Lanoga Sale, accounts receivable and inventory decreases are due to the Company's efforts to improve the management of both. Accounts payable at the end of 2002 was $23.8 million, a decrease of $6.8 million or 22.2% from 2001.

     During 2002, the Company decreased its capital expenditures to $1.9 million compared to $9.2 million in 2001. Net cash provided by investing activities was $81.6 million in 2002, compared to net cash used in investing activities in 2001 of $7.4 million. Proceeds from the sale of discontinued operations and other facilities in 2002 were $83.5 million, compared to proceeds of $2.6 million in 2001.

     The Company's capital expenditures consist primarily of the construction and maintenance of facilities for new and existing operations, the purchase of machinery and equipment for component manufacturing facilities, the remodeling of sales and distribution facilities and the purchase of equipment and management information systems. The Company may also, from time-to-time, make expenditures to establish or acquire operations to expand or complement its existing operations. The new senior credit agreement, described below, will allow the company to spend $6.0 million on capital expenditures. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

     At December 28, 2002 the Company operated 58 sales and distribution centers and 13 component manufacturing facilities compared with 98 sales and distribution facilities and 26 component manufacturing facilities at December 29, 2001. The reduction in facilities is due to the Lanoga Sale as well as other sales and consolidation of facilities that took place during the year. At December 28, 2002, there were no material commitments to third parties for future capital expenditures.

     The Company maintained excess availability under its revolving credit agreement throughout 2002. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In these same periods, the Company typically reaches its peak utilization of its revolving credit agreement because of the increased inventory and receivables needed for the peak building season. At December 28, 2002, the Company had outstanding borrowings under its previous revolving credit agreement of $31.5 million, the minimum availability requirement was $25.0 million and the unused availability was $38.8 million.

Senior Subordinated Debt
------------------------

     During 2002, management undertook an initiative to restructure its debt and improve liquidity. As part of that initiative, on February 26, 2003, the Company completed its offer to exchange its new Senior Secured Notes due 2005 for any and all of its outstanding 11 5/8% Senior Subordinated Notes due 2003. The Company accepted for the exchange all $42.8 million of Senior Subordinated Notes validly tendered in exchange for an equal principal amount of Senior Secured Notes. The tendered notes represent approximately 67% of the Senior Subordinated Notes outstanding as of December 28, 2002. The Senior Secured Notes, which bear interest at 11 5/8% per annum from the date of issuance through December 15, 2003 and at 18% per annum thereafter, are secured by liens on the Company's owned real estate and equipment. These liens are junior to the liens securing amounts payable under the Company's new senior credit facility.

     Concurrent with the closing of the exchange offer, the indenture governing the outstanding Senior Subordinated Notes was amended to remove or modify many of the restrictive covenants. Those restrictions included (but were not limited to) certain limitations on transactions with affiliates, dividend payments, changes in control, and sales of assets. In addition, the new notes permit the Company to call the notes, at its option, at declining discounts starting at 15%.

     The Company continues to carry outstanding old notes of approximately $21.2 million. These notes are due in full on December 15, 2003. Sufficient liquidity to meet these obligations when they come due is contingent on a number of risk factors, as discussed in Item 1 of this Form 10-K.

Revolving Credit Facility
-------------------------

     Concurrent with the Exchange Offer, on February 26, 2003, the Company completed a refinancing of its Fleet Credit Agreement and term notes existing under the prior Amended and Restated Credit Agreement dated December 13, 2000 and entered into the new Merrill Credit Agreement dated February 26, 2003. The total commitment was reduced from the original $251.7 million ($200 million revolving line of credit and $51.7 million of term notes) to $125 million ($100 million revolving line of credit and $25 million of term notes). The Merrill Credit Agreement expires on February 26, 2007, and the term notes are now due February 26, 2007.

     As of December 28, 2002 there was $31.5 million outstanding under the Fleet Credit Agreement of which $20.3 million was revolving credit and $11.2 million was term notes. The spread on prime rate borrowings under the new agreement ranges from 1.25% to 2% over prime for revolving loans and 2% to 2.75% over prime under the term notes. The spread for LIBOR based borrowing ranges from 2.5% to 3.25% over LIBOR for revolving loans and 3.25% to 4% over LIBOR for term notes. The spread over the prime or LIBOR rates is determined based upon the Company's Fixed Charge Coverage Ratio, as defined under the Merrill Credit Agreement. The Company's base rate, 5.00% at December 28, 2002 and 5.50% at December 29, 2001, included an interest spread over prime of 0.75% and 0.75%, respectively. The Company's LIBOR borrowing rate, 4.13% at December 28, 2002 and 4.69% at December 29, 2001, included an interest spread over LIBOR of 2.75% and 2.75%, respectively. The Company's weighted average interest rates were 7.95%, 8.93%, and 10.07% as of December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

     The Merrill Credit Agreement limits the level of capital expenditures for each annual period, while allowing for reinvestment of proceeds on asset sales. The company is also subject to certain minimum levels of EBITDA, as defined within the Credit Agreement. Availability is generally limited to 85% of eligible accounts receivable and 60% of eligible inventory. For the first six months from inception of this agreement, minimum availability is required to be $15 million. As of March 22, 2003 unused availability was $37.2 million.

     Under the Merrill Credit Agreement, a commitment fee of .375% to .5% is payable on the unused revolving credit amount. Ranges of fees are determined based upon the aforementioned Fixed Charge Coverage Ratio, as defined under the Credit Agreement. As of December 28, 2002, the Company was in compliance with all of its then existing covenants.

     The maturity schedule in the Contractual Obligations and Commercial Commitments Table within the Liquidity and Capital Resources section of the MD&A has been adjusted to reflect the current repayment requirements of the Merrill Credit Agreement dated February 26, 2003.

     As a result of (i) the Company's failure to deliver to the lenders its fiscal 2002 audited financial statements by March 28, 2003 and (ii) as of April 4, 2003, Riverside Group Inc. and J. Steven Wilson ceasing between them to own at least 25% of the Company's outstanding common stock and Imagine Investments, Inc. owning a greater percentage of such shares than Riverside and Mr. Wilson, certain events of default arose under the Merrill Credit Agreement. Such defaults were simultaneously waived by the lenders and the Credit Agreement was amended in certain respects, including the addition of a provision which permits the Company to make the severance payment to Mr. Wilson. In connection with such waiver and amendments, the Company paid to the lenders a fee of $312,500.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

     To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided. Note that approximately $0.6 million of mortgages on real estate included herein are classified as a component of other long-term liabilities in the Company's Balance Sheet.



                                                                       Payments Due by Period
                                                                       -----------------------
                                                                  Within        2 - 3         4 - 5        After 5
Thousands                                            Total        1 year        years         years         years
                                                 -------------- ------------ ------------- ------------- ------------

     Contractual Obligations
     -----------------------
     Long-Term Debt and Other Liabilities         $   96,027     $ 28,518    $  43,120       $  24,389    $    -

     Operating Leases                                 43,125        9,651       10,431           3,021      20,022

                                                 -------------- ------------ ------------- ------------- ------------

     Total Contractual Cash Obligations           $  139,152     $ 38,169     $ 53,551       $  27,410    $ 20,022
                                                 ============== ============ ============= ============= ============


     Other than the operating leases included above, the Company has no other off-balance sheet financing arrangements.


Net Operating Loss Carryforwards
--------------------------------

     At December 28, 2002 the Company and its subsidiaries had income tax net operating loss carryforwards ("NOLs") of approximately $22.4 million. The NOLs will expire in the years 2011 to 2021 if not previously utilized. See also Note 13 to the Consolidated Financial Statements included elsewhere herein.

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


Recently Issued Accounting Pronouncements
-----------------------------------------

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123". This standard provides transitional guidance for applying the fair value-based method of accounting for stock options. It also requires additional proforma disclosures for interim periods beginning after December 15, 2003. The company will continue to apply the intrinsic value based method of accounting as prescribed by APB Opinion No. 25. As such, management does not expect the adoption of this pronouncement to have a material effect on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to a plan. SFAS No. 146 is effective for any exit plans commencing after December 29, 2002. The Company does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No's, 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145 modifies the treatment of sale-leaseback transactions and extinguishment of debt. Part of its provisions change the presentation of extraordinary gain / loss on extinguishment of debt to a component of continuing operations and requires reclassification of prior periods. While not required until fiscal 2003, the Company has elected to early adopt the provision of this statement. A pretax gain of $11.1 million has been reclassified to other operating income for the fiscal year ended December 30, 2000. The income tax provision and net loss from continuing operations have been adjusted to reflect this reclassification.

     In September 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor". This consensus requires cash consideration received from vendors to be classified as a reduction of costs of the customer product cost unless a customer incurs a specific incremental cost to promote that vendor's products for which it is being reimbursed or is providing a service for which the consideration represents the consideration for the fair value of those services being performed. This consensus is effective to the Company for the fiscal year ended December 27, 2003. Currently, allowances that are reimbursements of costs to promote vendors products are offset against those costs in the statements of operations. Rebates that are associated with purchasing volumes are considered reductions of the costs of products are recognized as revenues when those products are sold.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

     The Company is subject to market risk primarily associated with changes in interest rates and commodity lumber prices.

Interest Rate Risk
------------------

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the Company's outstanding indebtedness.

     The Company had an interest rate swap agreement that expired in February 2002. This interest rate swap agreement had effectively fixed the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread on $40.0 million of the Company's Fleet Credit Agreement.

     Based on limited and infrequent trading information, management estimates that the fair value of the Company's outstanding 11 5/8% Senior Subordinated Notes was $35.8 million and $32.0 million at December 28, 2002 and December 29, 2001, respectively. As discussed in Note 9 to the Consolidated Financial Statements, the Company redeemed approximately $36.0 million face amount of the notes in December 2000. Assuming a hypothetical 100 basis point decrease in the yield to maturity of the outstanding notes at December 28, 2002, the fair value of the fixed rate debt would have increased by $0.2 million.

     Commodity Price Risk
     --------------------

     The Company will from time to time enter into lumber futures contracts to hedge price fluctuations related to anticipated future purchases of commodity lumber. While lumber futures contracts are entered into on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At December 28, 2002, the Company did not have any lumber futures contracts outstanding.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

     Financial statements of the Company are set forth herein beginning on page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND
-------------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

     Not Applicable.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

     Information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors" and "Management" in the definitive proxy statement to be filed in connection with the Company's 2003 Annual Meeting of Stockholders.


Item 11.  EXECUTIVE COMPENSATION.
---------------------------------

     Information required by this Item is incorporated herein by reference to the Sections entitled "Executive Compensation", "Board of Directors' Meetings and Compensation" (the last two paragraphs), "Report of the Compensation and Benefits Committee" and "Comparison of Cumulative Total Return" in the definitive proxy statement to be filed in connection with the Company's 2003 Annual Meeting of Stockholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     Information required by this Item is incorporated herein by reference to the Section entitled "Principal Security Holders and Security Ownership of Management" in the definitive proxy statement to be filed in connection with the Company's 2003 Annual Meeting of Stockholders.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     Information required by this Item is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" in the definitive proxy statement to be filed in connection with the Company's 2003 Annual Meeting of Stockholders.

Item 14. CONTROLS AND PROCEDURES.
---------------------------------

     The Company has performed an evaluation under the supervision and with the participation of management, including the Members of the Executive Management Committee (Co-Principal Executive Officers) and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the Members of the Executive Management Committee and CFO concluded that the disclosure controls and procedures were effective as of December 28, 2002. There have been no significant changes in the internal controls or other factors that could significantly affect internal controls subsequent to December 28, 2002.

                                    PART IV
                                    -------

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------------

(a) List of Documents Filed as a Part of this Report:
-----------------------------------------------------


(1) Financial Statements:                                            Page No.
-------------------------                                            --------

Independent Auditors' Report                                           F-1
Consolidated balance sheets as of December 28, 2002
     and December 29, 2001                                             F-2
Consolidated statements of operations for the years ended
     December 28, 2002, December 29, 2001 and December 30, 2000        F-3
Consolidated statements of changes in stockholders'
     equity for the years ended December 28, 2002, December 29,
     2001 and December 30, 2000                                        F-4
Consolidated statements of cash flows for the years ended
     December 28, 2002, December 29, 2001 and December 30, 2000        F-5
Notes to consolidated financial statements                             F-6

(2) Financial Statement Schedules:
----------------------------------

Schedule II.  Valuation and Qualifying Accounts                        S-1

(3) Exhibits
------------

See Exhibit Index included elsewhere herein.

(b)      Reports on Form 8-K
         -------------------

     The  Company  filed a  current  report  of Form 8-K on  December  31,  2002 reporting that the Company released unaudited pro forma condensed consolidated financial information which reflects the Company's disposition of thirty-five of its sales and distribution facilities and plants, and other facilities and assets in Wisconsin and Michigan to Lanoga Corporation for the nine-month period ended September 28, 2002 and for the years ended December 29, 2001 and December 30, 2000.

     The Company filed a current report of Form 8-K on December 20, 2002 reporting that the Company announced that it had commenced an offer to exchange an equal principal amount of its new Senior Secured Notes due July 29, 2005, for any and all of its $63,956,000 aggregate principal amount of outstanding 11 5/8 percent Senior Subordinated Notes due December 15, 2003.

     The Company filed a current report of Form 8-K on December 18, 2002 reporting that on December 16, 2002, the Company sold thirty-five of its sales and distribution facilities and plants, and other facilities and assets in Wisconsin and Michigan to Lanoga Corporation, pursuant to an Asset Purchase and Sale Agreement between Lanoga Corporation and Wickes dated as of October 30, 2002 (the "Asset Purchase Agreement").

     The Company filed a current report of Form 8-K on December 6, 2002 reporting that the Company has agreed to make a transfer, which may constitute a bulk transfer under W.S.A. 406 et seq, of its thirty-five of its sales and distribution facilities and plants, and other facilities in Wisconsin and Michigan to Lanoga Corporation.

     The Company filed a current report of Form 8-K on November 6, 2002 reporting that on November 4, 2002, Standard & Poor's Ratings Services lowered its corporate credit rating on Wickes Inc. to `CCC' from `CCC+'.

     The Company filed a current report of Form 8-K on November 1, 2002 reporting that on October 30, 2002, the Company announced the signing of a definitive agreement for the sale of substantially all of the assets of its operations in Wisconsin and Northern Michigan to Lanoga Corporation.

     The Company filed a current report of Form 8-K on October 18, 2002 reporting that on October 11, 2002, the Company received notice from NASDAQ that the Company's common stock has not maintained the minimum per share requirement for continued inclusion under Marketplace Rule 4310(c)(4).

(c)      See item 15(a)(3) above
         -----------------------
(d)      See item 15(a)(2) above
         -----------------------

     23.1 Independent Auditors' Consent
     ----------------------------------

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WICKES INC.
                                         -----------

Date:  April 7, 2003               By:   /s/ James A. Hopwood
                                         --------------------
                                          James A. Hopwood
                                          Senior Vice President, Chief Financial
                                          Officer and Member of the Executive
                                          Management Committee

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                                        Title                                      Date
         ---------                                        -----                                      ----

/s/ James A. Hopwood                  Senior Vice President, Chief Financial                     April 7, 2003
--------------------
James A. Hopwood                      Officer and Member of the Executive
                                      Management Committee (Co-Principal
                                      Executive Officer and Principal Accounting Officer)

/s/ Robert E. Mulcahy III             Chairman of the Board and Director                         April 7, 2003
-------------------------
Robert E. Mulcahy III

/s/ William H. Luers                  Director                                                   April 7, 2003
--------------------
William H. Luers

/s/ Frederick H. Schultz              Director                                                   April 7, 2003
------------------------
Frederick H. Schultz

/s/ Claudia B. Slacik                 Director                                                   April 7, 2003
---------------------
Claudia B. Slacik

/s/ Jimmie J. Frank                   Senior Vice President of Merchandising                     April 7, 2003
-------------------
Jimmie J. Frank                       and Sales and Member of the
                                      Executive Management Committee
                                      (Co-Principal Executive Officer)

/s/ James R. Detmer                   Senior Vice President of Distribution and                  April 7, 2003
-------------------
James R. Detmer                       Manufacturing and Member of the Executive
                                      Management Committee (Co-Principal
                                      Executive Officer)


                            SECTION 302 CERTIFICATION
                            -------------------------

I, Jimmie J. Frank, certify that:


1.   I have reviewed this annual report on Form 10-K of Wickes Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003                 Signature: /s/ Jimmie J. Frank
      -------------                            ---------------------
                                    Senior Vice President of Merchandising and
                                    Sales and Member of the Executive Management
                                    Committee
                                    (Co-Principal Executive Officer)

                            SECTION 302 CERTIFICATION
                            -------------------------

I, James R. Detmer, certify that:


1.   I have reviewed this annual report on Form 10-K of Wickes Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003                 Signature: /s/ James R. Detmer
      -------------                            ---------------------
                                    Senior Vice President of Distribution and
                                    Manufacturing and Member of the Executive
                                    Management Committee
                                    (Co-Principal Executive Officer)

                            SECTION 302 CERTIFICATION
                            -------------------------

I, James A. Hopwood, certify that:


1. I have reviewed this annual report on Form 10-K of Wickes Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003                 Signature: /s/ James A. Hopwood
      -------------                            ----------------------
                                    Senior Vice President, Chief Financial
                                    Officer, and Member of the Executive
                                    Management Committee
                                    (Co-Principal Executive Officer)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Wickes, Inc.
Vernon Hills, Illinois

We have audited the accompanying consolidated balance sheets of Wickes, Inc. and subsidiaries (the "Company") as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedules for each of the three years in the period ended December 28, 2002, listed in the Index at
Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wickes, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 3, 4, and 17, respectively, to the consolidated financial statements, in 2002 the Company adopted new Statements of Financial Accounting Standards that required it to (i) classify the 2002 sale of a portion of the business as discontinued operations, (ii) record a 2002 charge for impairment of goodwill and other intangible assets, and (iii) reclassify a 2000 gain on the early retirement of debt from extraordinary to operating income.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 27, 2003 except for Notes 9 and 19, as to which the date is April 4, 2003



                                          WICKES INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                     December 28, 2002 and December 29, 2001
                                        (in thousands except share data)

                                                                                   December 28,    December 29,
                                                                                       2002             2001
                                                                                  ---------------  ---------------
                                             ASSETS
Current assets:
    Cash                                                                        $             40 $            153
    Accounts receivable, less allowance for doubtful
       accounts of $1,919 in 2002, $2,119 in 2001                                         56,094           61,387
    Notes receivable from affiliate                                                            -              430
    Inventory, net                                                                        50,170           71,880
    Deferred tax assets                                                                    5,720            5,399
    Prepaid expenses and other assets                                                      5,619            4,995
    Assets of discontinued operations                                                          -           52,404
                                                                                  ---------------  ---------------
        Total current assets                                                             117,643          196,648
                                                                                  ---------------  ---------------

Property, plant and equipment, net                                                        37,971           47,138
Trademark                                                                                      -            5,856
Deferred tax assets                                                                       13,775           16,342
Rental equipment (net of accumulated depreciation of $1,475 in
      2002, $2,186 in 2001)                                                                1,021            1,752
Goodwill                                                                                       -            6,788
Other assets (net of accumulated amortization of $13,320 in
      2002, $11,881 in 2001)                                                               3,577            4,806
Assets of discontinued operations                                                              -           17,743
                                                                                  ---------------  ---------------
        Total assets                                                            $        173,987 $        297,073
                                                                                  ===============  ===============

                               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                        $         28,107 $          9,157
    Accounts payable                                                                      23,824           30,622
    Accrued liabilities                                                                   16,256           11,390
    Liabilities of discontinued operations                                                     -           22,507
                                                                                  ---------------  ---------------
      Total current liabilities                                                           68,187           73,676
                                                                                  ---------------  ---------------

Long-term debt, less current maturities                                                   67,363          193,253
Other long-term liabilities                                                                2,407            2,709
Liabilities of discontinued operations                                                         -              664

Stockholders' equity:
    Common stock, $0.01 par (8,307,984,  8,281,585,
        shares issued and outstanding respectively)                                           83               83
    Accumulated other comprehensive loss                                                       -              (93)
    Additional paid-in capital                                                            87,173           87,134
    Accumulated deficit                                                                  (51,226)         (60,353)
                                                                                  ---------------  ---------------
     Total stockholders' equity                                                           36,030           26,771
                                                                                  ---------------  ---------------
     Total liabilties and stockholders' equity                                  $        173,987 $        297,073
                                                                                  ===============  ===============


 The accompanying notes are an integral part of the consolidated financial statements.







                               WICKES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Years Ended December 28, 2002, December 29, 2001, and December 30, 2000
                           (in thousands, except per share data)

                                                                        2002          2001         2000
                                                                     -----------   -----------  -----------


Net sales                                                          $    577,731  $    710,000 $    726,375
Cost of sales                                                           463,718       564,386      576,812
                                                                     -----------   -----------  -----------
    Gross profit                                                        114,013       145,614      149,563
                                                                     -----------   -----------  -----------
Selling, general and administrative expenses                            112,884       143,587      145,193
Depreciation and amortization                                             4,301         5,239        4,710
Provision for doubtful accounts                                           1,281           916          727
Impairments                                                              12,894             -            -
Store closing costs and other charges                                     3,554         1,744            -
Other operating income                                                   (2,941)       (3,421)     (13,163)
                                                                     -----------   -----------  -----------
                                                                        131,973       148,065      137,467
                                                                     -----------   -----------  -----------
    (Loss) Income from continuing operations                            (17,960)       (2,451)      12,096
Interest expense                                                         16,029        21,787       24,322
                                                                     -----------   -----------  -----------
    Loss from continuing operations before income taxes                 (33,989)      (24,238)     (12,226)
Income tax benefit                                                      (13,503)       (8,648)      (3,745)
                                                                     -----------   -----------  -----------
    Loss from continuing operations                                     (20,486)      (15,590)      (8,481)

Discontinued operations:
Income, net of taxes                                                      7,263         8,516       11,335
Gain on disposal, net of taxes of $14,356                                22,350             -            -
                                                                     -----------   -----------  -----------
     Income from discontinued operations                                 29,613         8,516       11,335
                                                                     -----------   -----------  -----------

    Net income (loss)                                              $      9,127  $     (7,074)$      2,854
                                                                     ===========   ===========  ===========


Loss from continuing operations per common share-basic and diluted $      (2.47) $      (1.88)$      (1.03)
                                                                     ===========   ===========  ===========

Income from discontinued operations per common share-basic         $       3.57  $       1.03 $       1.37
                                                                     ===========   ===========  ===========

Income from discontinued operations per common share-diluted       $       3.52  $       1.01 $       1.34
                                                                     ===========   ===========  ===========

Net income (loss) per common share-basic                           $       1.10  $      (0.85)$       0.35
                                                                     ===========   ===========  ===========

Net income (loss) per common share-diluted                         $       1.08  $      (0.85)$       0.34
                                                                     ===========   ===========  ===========

Weighted average common shares-for basic                              8,293,261     8,277,190    8,249,774
                                                                     ===========   ===========  ===========

Weighted average common shares-for diluted                            8,416,481     8,403,742    8,466,383
                                                                     ===========   ===========  ===========



The accompanying notes are an integral part of the consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 For the Years Ended December 30, 2000, December 29, 2001 and December 28, 2002
                      (in thousands, except for share data)


                                                                                                  Accumulated
                                                                  Additional                         Other
                                             Common Stock          Paid-in        Accumulated    Comprehensive           Total
                                          Shares      Amount       Capital          Deficit          Loss                Equity
                                          ------      ------       -------          -------          ----                ------

Balance at December 25, 1999            8,224,888     $  82        $ 86,870        $ (56,133)     $                    $ 30,819

Net income                                                -               -            2,854                              2,854
Issuance of common stock                   46,425         1             222                -                                223
                                      -----------    -------       --------        -----------      -------               ------

Balance at December 30, 2000            8,271,313        83          87,092          (53,279)                            33,896

Net loss                                                                              (7,074)                            (7,074)
 Change in fair value of swap
                                                                                                     (93)                   (93)
                                                                                                                         --------
  Total comprehensive loss                                -               -                                              (7,167)
Issuance of common stock                   10,272         -              42                -                                 42
                                      -----------    ------        --------        -----------      --------            ----------

Balance at December 29, 2001            8,281,585        83          87,134          (60,353)        (93)                26,771

Net income                                                                             9,127                              9,127
Reclassification of swap fair
  value to earnings                                                                                   93                     93
                                                                                                                         --------
  Total comprehensive income                                                                                              9,220
Issuance of Common stock                   26,399         -              39                -                                 39
                                      -----------     ------        ----------     ------------     -------              -------

Balance at December 28, 2002            8,307,984      $ 83        $ 87,173        $ (51,226)           -              $  36,030
                                        =========      ====         =======          ========        ====                 ======




 The accompanying notes are an integral part of the consolidated financial statements.




                                  WICKES INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Years ended December 28, 2002, December 29, 2001, and December 30, 2000
                                         (in thousands)


                                                                                   2002              2001              2000
                                                                             --------------   ---------------   ---------------
Cash flows from operating activities:
    Net income (loss)                                                      $         9,127  $         (7,074) $          2,854
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
    Income from discontinued operations                                             (7,263)           (8,516)          (11,335)
    Gain on extinguishment of debt                                                       -                 -            (6,806)
    Depreciation expense                                                             6,731             6,450             5,437
    Amortization of trademark                                                            -               222               222
    Amortization of goodwill                                                             -               515               621
    Impairment of intangibles and other items                                       13,846                 -                 -
    Amortization of deferred financing costs                                         1,586             1,449             1,274
    Provision for doubtful accounts                                                  1,281               916               727
    (Gain) loss on sale of assets and other items                                   (1,841)           (1,223)              116
    (Gain) on sale of discontinued operations, net of taxes                        (22,350)                -                 -
    Deferred income taxes                                                            2,246            (4,576)           (1,615)
    Changes in assets and liabilities, net of assets sold
      and liabilities assumed:
       Decrease (increase) in accounts receivable                                   13,305            (6,071)           25,974
       Decrease in inventory                                                        13,520            13,070               796
       (Decrease) increase in accounts payable and accrued liabilities              (1,493)            3,796           (16,576)
       (Increase) decrease in prepaids and other assets                               (236)              589            (1,667)
                                                                             --------------   ---------------   ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 28,459              (453)               22
                                                                             --------------   ---------------   ---------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                        (1,883)           (9,222)           (7,898)
  Payments for acquisitions                                                              -              (760)             (800)
  Proceeds from sale of business                                                    83,507             2,585             1,212
                                                                             --------------   ---------------   ---------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 81,624            (7,397)           (7,486)
                                                                             --------------   ---------------   ---------------

Cash flows from financing activities:
    Net (repayments) borrowings under revolving line of credit                     (81,900)           (4,332)           22,044
    Decrease (increase) in notes receivable                                              -                53                (2)
    Repayments of term loan                                                        (25,040)                -           (24,925)
    Debt issuance cost                                                                (686)             (581)           (2,595)
                                                                             --------------   ---------------   ---------------

NET CASH USED IN FINANCING ACTIVITIES                                             (107,626)           (4,860)           (5,478)
                                                                             --------------   ---------------   ---------------

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                              (2,570)           12,662            13,091
                                                                             --------------   ---------------   ---------------

NET INCREASE (DECREASE) IN CASH                                                      2,457           (12,710)          (12,942)
Cash at beginning of period                                                            153               201                52
                                                                             --------------   ---------------   ---------------

CASH AT END OF PERIOD                                                      $            40  $            153  $            201
                                                                             ==============   ===============   ===============

Supplemental schedule of cash flow information:
     Interest paid                                                         $        15,560  $         19,458  $         22,203
     Income taxes paid                                                     $           634  $          1,141  $          1,457


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


2.   Accounting Policies
------------------------

Principles of Consolidation
---------------------------

     The consolidated financial statements present the results of operations, financial position, and cash flows of Wickes Inc. and all of its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
-----------

     The Company's fiscal year ends on the last Saturday in December. All periods presented represent 52-week years with the exception of 2000 being a 53-week year.

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents.

Accounts Receivable
-------------------

     The Company extends credit primarily to qualified professional contractors and professional repair and remodelers, generally on a non-collateralized basis. The allowance for doubtful accounts is based on historical write-off experience net of recoveries and management's assessment of the collectibility of amounts due. Management's estimate considers overall portfolio quality and current economic conditions that may affect the borrower's ability to pay.

Inventory
---------

     Inventory consists principally of finished goods. The Company utilizes the first-in, first-out (FIFO) cost flow assumption for valuing its inventory.
Estimates are made for obsolescence and unmarketable inventory to ensure inventory is valued at the lower of cost or market, but not in excess of net realizable value. The Company also records a reserve for estimated inventory shrinkage, based on previous year's actual physical inventory results, for the periods between physical inventories.

Property, Plant and Equipment
-----------------------------

     Property, plant and equipment are stated at cost and are depreciated under the straight-line method. Estimated useful lives range from 15 to 39 years for buildings and improvements. Leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the lease term. Machinery and equipment, which includes software, has useful lives ranging from 3 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses from dispositions of property, plant, and equipment are included in the Company's statement of operations as other operating income.

Rental Equipment
----------------

     Rental equipment consists of hand tools and power equipment held for rental. This equipment is depreciated using the straight-line method over a 3 to 7 year life.

Other Assets
------------

     Other assets, primarily consisting of deferred financing costs, are being amortized over the expected terms of the related debt agreements. Amortization expense for deferred financing costs is reflected as interest expense on the Company's Consolidated Statements of Operations.

Goodwill and Other Intangible Assets
------------------------------------

     Effective at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Upon adoption, the Company determined that its trademark had an indefinite life. As required by SFAS No. 142, the Company ceased amortizing goodwill and the trademark. The Company determined that it has only one reporting unit under SFAS No. 142.

     The Company completed the transitional impairment test required by SFAS No. 142 during the first quarter of 2002. The Company's analysis indicated that there were not indications of impairment as of the date of adoption. The Company's policy is to perform the annual impairment test required by SFAS No. 142 in the fourth quarter. Because of the sale of a significant part of the Company's operations and the resulting changes in the Company's net assets and market capitalization, and other factors, the Company determined that impairment indicators existed and, therefore, the Company was required to estimate the fair value of the Company's goodwill and trademark.

     The Company has determined, based on its step two analysis, which indicated the Company's estimated real estate market value was significantly greater than book value, that the implied fair value of the goodwill and trademark is zero as of December 28, 2002. Therefore, the Company has recorded an impairment charge of $12.9 million to fully write-off the net book value of these assets. Approximately $5.4 million of goodwill was allocated to discontinued operations and is included in the determination of the gain on disposal. See discussion in
Note 4 to the Consolidated Financial Statements.

Postretirement Benefits Other Than Pensions
-------------------------------------------

     The Company provides certain health and life insurance benefits for eligible retirees and their dependents. The Company accounts for the costs of these postretirement benefits over the employees' working careers in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Postemployment Benefits
-----------------------

     The Company provides certain other postemployment benefits to qualified former or inactive employees. The Company accounts for the costs of these postemployment benefits in the period when it is probable that a benefit will be provided in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

Income Taxes
------------

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that of the related tax asset will be realized.

Revenue Recognition
-------------------

     The Company earns revenue by providing goods or performing services in the normal course of business. Customer's creditworthiness is determined, through a standard credit application, before performance occurs to determine whether the sale is to be made on a cash or credit basis. The Company recognizes revenues, net of estimated returns, at the time products are delivered to the customer, when the customer takes possession, or as services are provided. Estimated returns are based on an analysis of historical returns, applied as a percentage of sales. For contracts that have material or service elements provided over extended periods of time, revenue is recognized as materials are delivered or services have been performed. Prepayments for materials or services are deferred until such materials have been delivered or services have been provided.

Earnings Per Common Share
-------------------------

     Earnings per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Weighted average shares outstanding have been adjusted for dilution using the treasury stock method.

Shipping & Handling Expenses
----------------------------

     The Company presents costs associated with shipping and handling its products as a component of selling, general and administrative expenses. These costs, from continuing operations, were $11.1 million, $13.9 million and $14.3 million for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

Vendor Allowances
-----------------

     The company recognizes allowances received from vendors in accordance with its arrangements with its vendors. Allowances that are reimbursements of costs to promote vendors products are offset against those costs in the statements of operations. Rebates that are associated with purchasing volumes are considered reductions of the costs of products and are recognized when those products are sold.

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

Impairment of Long-Lived Assets
-------------------------------

     Long-lived assets, including intangible assets, are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Fair value is determined by estimated future cash flows and appraised value of the assets (see Note 4).

Stock-Based Compensation
------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value of such instruments. The pronouncement requires companies that choose not to adopt the fair value method of accounting to disclose the pro forma net income and earnings per share under the fair value method. As permitted by SFAS No. 123, the Company elected to continue the intrinsic value method of accounting prescribed by APB Opinion No. 25. As required, the Company has disclosed the pro forma net income (loss) and pro forma income (loss) per share as if the fair value based accounting methods had been used to account for stock-based compensation cost (see Note 11). In addition, the following table presents the pro forma impact (in thousands, except share data) to the Company's financial statements as if the fair value method had been applied:



                                                           2002         2001        2000
                                                           ----         ----        ----
Loss from continuing operations (as reported)          $ (20,486)   $  (15,590)   $ (8,481)
Add: Stock based compensation cost included
       in determination of compensation expense               39            43          41
Deduct:  Stock based compensation under the
         fair-value method for all awards, net of tax       (130)         (121)       (205)
                                                         --------      --------     -------
Adjusted loss from continuing operations               $ (20,577)   $  (15,668)   $ (8,645)
Income from discontinued operations                       29,613         8,516      11,335
Net income (loss) (as reported)                            9,127        (7,074)      2,854
Adjusted net income (loss)                                 9,036        (7,152)      2,690
Earnings per share:
Basic:
     Loss from continuing operations (as reported)     $   (2.47)   $    (1.88)   $  (1.03)
     Adjusted loss from continuing operations              (2.48)        (1.89)      (1.05)
     Income from discontinued operations                    3.57          1.03        1.37
     Net income (loss) (as reported)                        1.10         (0.85)       0.35
     Adjusted net income (loss)                             1.09         (0.86)       0.33
Diluted:
     Loss from continuing operations (as reported)     $   (2.47)   $    (1.88)   $  (1.03)
     Adjusted loss from continuing operations              (2.48)        (1.89)      (1.05)
     Income from discontinued operations                    3.52          1.01        1.34
     Net income (loss) (as reported)                        1.08         (0.85)       0.34
     Adjusted net income (loss)                             1.07         (0.86)       0.32




Segment Reporting
-----------------

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Based on this criteria, the Company has determined that it operates in one reportable business segment, that being the supply and distribution of lumber and building materials to building professionals and do-it-yourself customers, primarily in the Midwest, Northeast, and South. Thus, all information required by SFAS No. 131 is included in the Company's financial statements. In addition, the table below reflects net revenues for each of the Company's major product categories (amounts in thousands):


                                2002            2001             2000
                                ----            ----             ----
      Wood Products       $   289,060     $   373,517      $   395,446
      Building Materials      197,948         228,747          229,412
      Hardlines                55,049          62,308           64,774
      Other                    35,674          45,428           36,743
                              -------         -------          -------

     Total Sales          $   577,731     $   710,000      $   726,375
                              =======         =======          =======

No single customer represented more than 10% of the Company's total net sales in 2002, 2001 and 2000.

Recently Issued Accounting Pronouncements
-----------------------------------------

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123". This standard provides transitional guidance for applying the fair value-based method of accounting for stock options. It also requires additional proforma disclosures for interim periods beginning after December 15, 2003. The company will continue to apply the intrinsic value based method of accounting as prescribed by APB No. 25. As such, management does not expect the adoption of this pronouncement to have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to a plan. SFAS No. 146 is effective for any exit plans commencing after December 29, 2002. The Company does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No's, 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145 modifies the treatment of sale-leaseback transactions and extinguishment of debt. Part of its provisions change the presentation of extraordinary gains or losses on extinguishment of debt to a component of continuing operations and requires reclassification of prior periods. While not required until fiscal 2003, the Company has elected to early adopt the provisions of this statement as encouraged by the Financial Accounting Standards Board. A pretax gain of $11.1 million related to an early extinguishment of debt has been reclassified to other operating income for the fiscal year ended December 30, 2000. The income tax provision and net loss from continuing operations have been adjusted to reflect this reclassification.

     In September 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor". This consensus requires cash consideration received from vendors to be classified as a reduction of costs of the customer product cost unless a customer incurs a specific incremental cost to promote that vendor's products for which it is being reimbursed or is providing a service for which the consideration represents the consideration for the fair value of those services being performed. This consensus is effective to the Company for the fiscal year ended December 27, 2003. Currently, allowances that are reimbursements of costs to promote vendors products are offset against those costs in the statements of operations. Rebates that are associated with purchasing volumes are considered reductions of the costs of products are recognized as revenues when those products are sold.

Reclassifications and Eliminations
----------------------------------

     Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.


3.  Discontinued Operations
---------------------------

     As of December 30, 2001 the Company adopted the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." This standard establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations. On December 16, 2002 the Company successfully completed the sale of substantially all of the assets of its operations in Wisconsin and Northern Michigan to Lanoga Corporation's UBC Division (the "Lanoga Sale") for a sales price of $104.7 million including the assumption of liabilities. These operations have been treated as discontinued operations in accordance with this standard. In addition to the Lanoga Sale, the Company closed, consolidated or sold an additional 11 facilities in 2002 and 5 in 2001 that were not considered discontinued operations and therefore the results of these operations are reported in continuing operations.

     The Company recorded a gain, net of tax, of $22.4 million, which included approximately $0.6 million related to a curtailment of the Company's post-employment benefit obligation. Included in the transaction were 14 distribution centers and three component plants in Wisconsin, and 17 distribution centers and one component plant in Michigan. The funds provided by this transaction were primarily used to pay down a substantial portion of the Company's senior credit facilities, leaving approximately $31 million outstanding as of December 28, 2002. The Lanoga Sale was part of Wickes' strategic decision to focus on larger demographic markets, where it can better serve its professional contractor and volume builder customers. As a result, management concluded that these locations no longer fit the Company's strategic direction and were more vulnerable to competitive pressures.

     Sales  and  income  from  discontinued   operations  were  as  follows  (in
thousands):


                                                       2002             2001             2000
                                                       ----             ----             ----
  Sales                                              $271,763         $290,999         $301,230
  Income before income taxes                           11,927           14,018           18,658
  Tax provision                                         4,664            5,502            7,323
  Net income from discontinued operations               7,263            8,516           11,335

     The major classes of assets and liabilities of discontinued operations sold were as follows (in thousands):



                                                      As sold on
                                                      December 16                 December 29,
                                                         2002                         2001
                                                         ----                         ----

  Cash                                        $              -             $             45
  Accounts receivable                                   23,725                       21,982
  Inventory                                             23,010                       28,239
  Deferred tax assets                                        -                        2,075
  Prepaid expenses and other assets                          -                           63
                                                        ------                       ------
    Total current assets                                46,735                       52,404

  Property, plant and equipment                         11,119                       12,087
  Deferred tax assets                                        -                          215
  Goodwill                                               5,441                        5,441
                                                        ------                       ------
    Total assets                                        63,295                       70,147

  Accounts payable                                      15,789                       13,334
  Accrued liabilities                                    2,364                        9,837
                                                        ------                       ------
    Total current liabilities                           18,153                       22,507
  Other long-term liabilities                                -                          664
                                                        ------                       ------
    Total current liabilities                           18,153                       23,171
                                                        ------                       ------
    Net assets                                $         45,142              $        46,976
                                                        ======                       ======


4.       Impairment of Goodwill and Trademark
---------------------------------------------

     Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption, the Company determined that its trademark had an indefinite life. As required by SFAS No. 142, the Company ceased amortizing goodwill and the trademark. The Company determined that it has only one reporting unit under SFAS No. 142.

     The Company completed the transitional impairment test required by SFAS No. 142 during the first quarter of 2002. The Company's analysis indicated that there were not indications of impairment as of the date of adoption. The Company's policy is to perform the annual impairment test required by SFAS No. 142 in the fourth quarter. Because of the sale of a significant part of the Company's operations and the resulting changes in the Company's net assets and market capitalization, and other factors, the Company determined that impairment indicators existed and therefore the Company was required to estimate the fair value of the Company's goodwill and trademark.

     The Company has determined, based on its step two analysis which indicated the Company's estimated real estate market value was significantly greater than book value, that the implied fair value of the goodwill and trademark is zero as of December 28, 2002. Therefore, the Company has recorded an impairment charge of $12.9 million to fully write-off the net book value of these assets. Approximately $5.4 million of goodwill was allocated to discontinued operations and is included in the determination of the gain on disposal. As required under SFAS No. 142 the following table provides income (loss) and per share data adjusted for the effect of amortization of goodwill and other indefinite lived intangible assets.



                                                        2002           2001           2000
                                                        ----           ----           ----

Loss from continuing operations (as reported)        $ (20,486)   $   (15,590)   $   (8,481)
Goodwill amortization                                        -            515           621
Trademark amortization                                       -            222           222
                                                       --------       --------      --------
Adjusted loss from continuing operations             $  (20,486)  $   (14,853)   $   (7,638)
Income from discontinued operations                      29,613         8,516        11,335
Net income (loss) (as reported)                           9,127        (7,074)        2,854
Adjusted net income (loss)                                9,127        (6,337)        3,697
Earnings per share:
Basic:
     Loss from continuing operations (as reported)   $    (2.47)  $     (1.88)   $    (1.03)
     Adjusted loss from continuing operations             (2.47)        (1.79)        (0.93)
     Income from discontinued operations                   3.57          1.03          1.37
     Net income (loss) (as reported)                       1.10         (0.85)         0.35
     Adjusted net income (loss)                            1.10         (0.77)         0.45
Diluted:
     Loss from continuing operations (as reported)   $    (2.47)  $     (1.88)   $    (1.03)
     Adjusted loss from continuing operations             (2.47)        (1.79)        (0.93)
     Income from discontinued operations                   3.52          1.01          1.34
     Net income (loss) (as reported)                       1.08         (0.85)         0.34
        Adjusted net income (loss)                         1.08         (0.77)         0.44





5.   Other Comprehensive Income
-------------------------------

     The components of comprehensive income (loss) for the years ended December 28, 2002 and December 29, 2001 are as follows (in thousands):


                                                            Dec 28,                Dec 29,
                                                             2002                   2001
                                                             ----                   ----

      Net income (loss)                                 $     9,127             $  (7,074)
          Change in fair value of interest rate
            swap, net of tax of $57                                                   (93)
           Reclassification of swap fair value
             to earnings                                         93                     -
                                                             -------               -------
      Comprehensive income (loss)                       $     9,220             $  (7,167)
                                                             =======               =======




6.   Acquisitions
-----------------

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

     The costs of this acquisition have been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill, which is tested for impairment at least annually. Operations of the companies acquired have been included in the accompanying consolidated financial statements from their respective acquisition dates.

      F16



7. Property, Plant, and Equipment
---------------------------------

Property, plant and equipment is summarized, in thousands, as follows:


                                                               December 28,               December 29,
                                                                   2002                       2001
                                                                   ----                       ----

          Land and Improvements                               $   10,107                $   11,659
          Buildings                                               24,329                    26,250
          Machinery and equipment                                 28,191                    33,798
          Leasehold improvements                                   2,262                     3,315
          Construction in progress                                 1,964                     3,081
                                                                  --------                  --------
          Gross property, plant & equipment                       66,853                    78,103

          Less: Accumulated depreciation                         (30,356)                  (32,469)
                                                                 --------                  --------

          Property, plant & equipment in use, net                 36,497                    45,634
          Assets held for sale, net                                1,474                     1,504
                                                                 --------                  --------

          Property, plant & equipment, net                    $   37,971                $   47,138
                                                                 ========                  ========


Assets Held for Sale
--------------------

     Pursuant to certain initiatives to reduce under-performing assets, the Company has four properties held for sale as of December 28, 2002. These properties are held at the lower of book value or fair market value. Management believes these properties are recoverable at the net book value of $1.5 million. At December 29, 2001 the Company held three properties for sale for a net book value of $1.5 million.

Sales of Real Estate
--------------------

     Throughout 2002, the Company sold eight pieces of real estate for a gain of $1.8 million. These properties were not previously held for sale, but were sold as on-going businesses. See additional discussion in Note 3 regarding sales of properties to Lanoga.

     In 2001, the Company sold four pieces of real estate for a net gain of $1.2 million. One property, which had been held since first quarter 1996, was sold at a net loss of $10,000. The other three properties were not previously held for sale and were sold for net gains. Of the three properties, one was an easement of property, one was a result of relocation to a larger facility, and one was a result of closing a center and selling the property.

     In 2000, the Company sold three pieces of real estate for a net gain $204,000. One property, which had been held for sale since 1998, had been previously written down by $119,000 from its original net book value and sold at a net loss of $72,000. The other two properties, both held for sale since prior to 1996, had not been previously written down and each were sold for net gains.

8.   Accrued Liabilities
------------------------

Accrued liabilities consist of the following (in thousands):

                                                           Dec 28,                Dec 29,
                                                            2002                   2001
                                                            ----                   ----

         Accrued payroll                               $    5,797             $    5,163
         Accrued liability insurance                        2,667                  3,514
         Other                                              7,792                  2,713
                                                           -------                -------

         Total accrued liabilities                     $   16,256             $   11,390
                                                           ======                 ======



9.   Long-Term Debt
-------------------
Long-term debt obligations are summarized, in thousands, as follows:


                                                                 December 28,          December 29,
                                                                    2002                  2001
                                                                    ----                  ----
        Senior subordinated notes                            $     63,956          $     63,956
        Revolving credit facility:
           Revolving notes                                         20,346                93,143
           Term notes                                              11,168                45,311
                                                                  --------              --------
        Total long-term debt                                       95,470               202,410
        Less current maturities                                   (28,107)               (9,157)
                                                                  --------              --------

        Total long-term debt less current maturities         $     67,363          $    193,253
                                                                  ========              ========

Aggregate Maturities
--------------------

     The Senior subordinated notes totaling $21.2 million mature on December 15, 2003. The remaining outstanding principal balance of $42.8 million matures on July 29, 2005. The term portion of the revolving credit facility requires quarterly principal payments as follows: $1.5 million from May 31, 2003 through February 29, 2004; $3.0 million from May 31, 2004 through February 28, 2005; $6.1 million from May 31, 2005 through November 30, 2006; with the remaining principal balance due February 26, 2007.

Senior Subordinated Debt
------------------------

     During 2002, management undertook an initiative to restructure its debt and improve liquidity. As part of that initiative, on February 26, 2003, the Company completed its offer to exchange its new Senior Secured Notes due 2005 for any and all of its outstanding 11 5/8% Senior Subordinated Notes due 2003. The Company accepted for exchange all $42.8 million of Senior Subordinated Notes validly tendered in exchange for an equal principal amount of Senior Secured Notes. The tendered notes represent approximately 67% of the Senior Subordinated Notes outstanding as of December 28, 2002. The Senior Secured Notes, which bear interest at 11 5/8% per annum from the date of issuance through December 15, 2003 and at 18% per annum thereafter, are secured by liens on the Company's owned real estate and equipment. These liens are junior to the liens securing amounts payable under the Company's new senior credit facility.

     Concurrent with the closing of the exchange offer, the indenture governing the outstanding Senior Subordinated Notes was amended to remove or modify many of the restrictive covenants. Those restrictions included (but were not limited to) certain limitations on transactions with affiliates, dividend payments, changes in control, and sales of assets. In addition, the new notes permit the Company to call the notes, at its option, at declining discounts starting at 15%.

     The Company continues to carry outstanding old notes of approximately $21.2 million. These notes are due in full on December 15, 2003. Sufficient liquidity to meet these obligations when they come due is dependent on a number of risk factors as discussed in Item 1 of this Form 10-K.

     On November 21, 2000, the Company commenced a cash tender offer for the old notes at a discount from face value. On December 26, 2000, the Company redeemed $36 million of the notes tendered (the "Redemption"). As a result of this transaction, the Company recorded a pre-tax gain of $11.1 million, net of costs associated with the transaction as a component of other operating income. See discussion in Note 2 to the consolidated financial statements regarding the Company's adoption of SFAS No. 145.

Revolving Credit Facility
-------------------------

     Concurrent with the Exchange Offer, on February 26, 2003, the Company completed a refinancing of its Fleet Credit Agreement and term notes existing under the prior Amended and Restated Credit Agreement dated December 13, 2000 and entered into the new Merrill Credit Agreement dated February 26, 2003. The total commitment was reduced from the original $251.7 million ($200 million revolving line of credit and $51.7 million of term notes) to $125 million ($100 million revolving line of credit and $25 million of term notes). The Merrill Credit Agreement expires on February 26, 2007, and the term notes are now due February 26, 2007. The current portion of the Company's $11.2 million note has been adjusted to reflect current maturities under the Merrill Credit Agreement.

     As of December 28, 2002 there was $31.5 million outstanding under the Fleet Credit Agreement of which $20.3 million was revolving credit and $11.2 million was term notes. The spread on prime rate borrowings under the Merrill agreement ranges from 1.25% to 2% over prime for revolving loans and 2% to 2.75% over prime under the term notes. The spread for LIBOR based borrowing ranges from 2.5% to 3.25% over LIBOR for revolving loans and 3.25% to 4% over LIBOR for term notes. The spread over the prime or LIBOR rates is determined based upon the Company's Fixed Charge Coverage Ratio, as defined under the Merrill Credit Agreement. The Company's base rate, 5.00% at December 28, 2002 and 5.50% at December 29, 2001, included an interest spread over prime of 0.75% and 0.75%, respectively. The Company's LIBOR borrowing rate, 4.13% at December 28, 2002 and 4.69% at December 29, 2001, included an interest spread over LIBOR of 2.75% and 2.75%, respectively. The Company's weighted average interest rates were 7.95%, 8.93%, and 10.07% as of December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

     The Merrill Credit Agreement limits the level of capital expenditures for each annual period, while allowing for reinvestment of proceeds on asset sales. The company is also required to achieve certain levels of EBITDA, as defined within the Credit Agreement. Availability is generally limited to 85% of eligible accounts receivable and 60% of eligible inventory. For the first six months from inception of this agreement, minimum availability is required to be $15 million. As of March 22, 2003 unused availability was $37.2 million.

     Under the Merrill Credit Agreement, a commitment fee of .375% to .5% is payable on the unused revolving credit amount. Ranges of fees are determined based upon the aforementioned Fixed Charge Coverage Ratio, as defined under the Credit Agreement. As of December 28, 2002, the Company was in compliance with all of its then existing covenants.

     As a result of (i) the Company's failure to deliver to the lenders its fiscal 2002 audited financial statements by March 28, 2003 and (ii) as of April 4, 2003, Riverside Group Inc. and J. Steven Wilson ceasing between them to own at least 25% of the Company's outstanding common stock and Imagine Investments, Inc. owning a greater percentage of such shares than Riverside and Mr. Wilson, certain events of default arose under the Merrill Credit Agreement. Such defaults were simultaneously waived by the lenders and the Credit Agreement was amended in certain respects, including the addition of a provision which permits the Company to make the severance payment to Mr. Wilson. In connection with such waiver and amendments, the Company paid to the lenders a fee of $312,500.

10.      Commitments and Contingencies
--------------------------------------

     At December 28, 2002, the Company had accrued approximately $199,000 for remediation of certain environmental and product liability matters.

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

     The Company is one of many defendants in approximately 794 actions, each of which seeks unspecified damages, in various state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 284 similar actions for insignificant amounts, and another 353 of these actions have been dismissed. None of these suits have made it to trial.

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

     Losses in excess of the $199,000 reserved as of December 28, 2002 are possible, but an estimate of these amounts cannot be made.

Leases
------

     The Company has entered into operating leases for corporate office space, distribution center space, equipment and other items. These leases provide for minimum rents. These leases generally include options to renew for additional periods. Total rent expense under all operating leases was $16.1 million, $18.5 million, and $17.4 million for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

Future minimum commitments for noncancelable operating leases are as follows:


                           Year                                 Amount
                           ----                                 ------
                                                            (in thousands)
                           2003                               $  9,651
                           2004                                  7,188
                           2005                                  3,244
                           2006                                  1,608
                           2007                                  1,413
                           Thereafter                           20,022
                                                               --------
                             Subtotal                           43,125
                           Less sublease income                 (6,385)
                                                               --------
                             Total                             $36,740
                                                               =======


11.   Stockholders' Equity
--------------------------

Preferred Stock
---------------

     As of December 28, 2002, the Company had authorized 3,000,000 shares of preferred stock, none of which were issued or outstanding.

Common Stock
------------

     The Company has one class of common stock: Common Stock, par value $.01 per share. At December 28, 2002, there were 20,000,000 shares of Common Stock authorized and 8,307,984 shares issued and outstanding. In addition, at December 28, 2002, there were options to purchase 525,886 shares of Common Stock under the Company's 1993 Long-Term Incentive Plan and 1993 Director Incentive Plan.

Stock Compensation Plans
------------------------

     As of December 28, 2002, the Company has two stock-based compensation plans (both fixed option plans), which are described below. Under the 1993 Long-Term Incentive Plan as amended on November 30, 1994, the Company may grant options and other awards to its employees. No more than 835,000 shares of common stock may be issued under the Incentive Plan. Under the 1993 Director Incentive Plan, the Company may grant options and other awards and issue shares in lieu of directors fees to directors. No more than 75,000 shares may be issued under options or other awards under the Director Plan. The exercise price of grants equals or exceeds the market price at the date of grant. The options have a maximum term of 10 years. For non-officers, the options generally become exercisable in equal installments over a three-year period from the date of grant. For officers, the vesting periods can vary by grant.

     Since the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans, no compensation cost has been recognized in conjunction with these plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair-value based method described in SFAS No.123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                  2002             2001             2000
                                                                  ----             ----             ----
(Loss) from
 continuing operations              As reported                $(20,486)         $(15,590)        $(8,481)
                                    Pro forma                  $(20,616)         $(15,711)        $(8,686)

Income from discontinued operations
                                    As reported                 $29,613            $8,516         $11,335
                                    Pro forma                   $29,613            $8,516         $11,335

Net income (loss)                   As reported                $  9,127           $(7,074)        $ 2,854
                                    Pro forma                  $  8,997           $(7,195)        $ 2,649
(Loss) from continuing operations
per share
basic and diluted                   As reported                  $(2.47)           $(1.88)         $(1.03)
                                    Pro forma                    $(2.49)           $(1.90)         $(1.05)
Income from
 discontinued operations
per share-basic                     As reported                  $ 3.57             $1.03           $1.37
                                    Pro forma                    $ 3.57             $1.03           $1.37

Income from
 discontinued operations
per share-diluted                   As reported                  $ 3.52             $1.01           $1.34
                                    Pro forma                    $ 3.52             $1.01           $1.34




Net income (loss)
  basic                             As reported                  $ 1.10            $(0.85)          $0.35
                                    Pro forma                    $ 1.08            $(0.87)          $0.32

Net income (loss)
  diluted                           As reported                  $ 1.08            $(0.85)          $0.34
                                    Pro forma                    $ 1.07            $(0.87)          $0.31

Weighted Average Shares - basic                                 8,293,261        8,277,190       8,249,774
Weighted Average Shares - diluted                               8,416,481        8,403,742       8,466,383


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 0% for all years; expected volatility of 233%, 169%, and 170%; risk-free interest rates of 4.5%, 4.9% and 6.7%; and an expected life of 5.6,
5.5 and 5.6 years.

     A summary of the status of the Company's fixed stock option plans as of December 28, 2002, December 29, 2001, and December 30, 2000, and changes during the years ended on those dates is presented as follows:

                                       2002                        2001                         2000
                                       ----                        ----                         ----
                                     Weighted                    Weighted                     Weighted
                                     Average                     Average                      Average
                                     Exercise                    Exercise                     Exercise
Fixed Options                  Shares         Price         Shares         Price        Shares           Price
-------------                  ------         ------        ------         -----        ------           -----

Outstanding beginning
     of year                   653,297    $ 7.68            776,797      $ 7.23         788,072         $  7.22
Granted                        135,000    $ 2.18             75,500      $ 4.49          83,500         $  6.90
Exercised                           -                                                   (39,433)        $  3.68
Forfeited, cancelled
     or expired               (262,431)   $(6.32)          (199,000)     $ 4.72         (55,342)        $  9.04
                              ---------                    --------                     --------
Outstanding end
    of year                    525,866    $ 6.28            653,297      $ 7.68         776,797         $  7.23

Options exercisable
    at year end                381,214    $ 7.57            526,532      $ 8.26         443,404         $  8.86

Options available for
    future grant at
    year end                   330,070                      202,639                      79,139

Weighted-average fair value of options granted during the year where:


                                                                    2002              2001               2000
                                                                    ----              ----               ----
   Exercise price equals market price                             $ 1.97             $ 2.84              $4.02
   Exercise price exceeds market price                               n/a                n/a                n/a
   Exercise price is less than market price                          n/a                n/a                n/a

     The following table summarizes information about fixed stock options outstanding at December 28, 2002:


                                     Options Outstanding                           Options Exercisable
                                     -------------------                           -------------------
                                           Weighted-
                                            Average            Weighted-                            Weighted-
      Range of            Number          Remaining            Average               Number         Average
      Exercise        Outstanding         Contractual          Exercise          Exercisable        Exercise
       Prices         at 12/28/02             Life             Price              at 12/28/02        Price
       ------         -----------            ------            -----              -----------        -----
$  1.74 - $  5.00         352,897           4.5 years           $ 2.36              220,244         $ 2.38
$  5.13 - $  7.00          67,034           0.7 years           $ 0.79               55,035         $ 0.87
$  10.95 - $23.25         105,935           0.3 years           $ 3.13              105,935         $ 4.32

Earnings Per Share
------------------

     The Company calculates earnings per share in accordance with SFAS No. 128. The following is the reconciliation of the numerators and denominators used for basic and diluted earnings per share (in thousands except per share data):


Numerators:                                                     2002                 2001              2000
                                                                ----                 ----              ----
(Loss) from continuing operations -
      for basic and diluted EPS                         $    (20,486)        $    (15,590)        $   (8,481)

Income from discontinued operations                     $     29,613         $      8,516         $   11,335

Net income (loss) - for basic and
      diluted EPS                                       $      9,127         $     (7,074)        $    2,854

Denominators:
Weighted average common shares - basic                      8,293,261           8,277,190          8,249,774
Common shares from options                                         -               12,749             98,885
Other common stock equivalents                                123,220             113,803            117,724
                                                           -----------          ----------         ----------
Weighted average common shares - for
      diluted EPS                                           8,416,481           8,403,742          8,466,383

     In years where net losses are incurred, the dilutive effects of options and other common stock equivalents are not used in the calculation of diluted EPS, as they would be anti-dilutive. In addition, options to purchase 526,000, 544,000 and 278,000 weighted-average shares of common stock during 2002, 2001 and 2000 were not included in the calculation of diluted EPS as the options' exercise prices were greater than the average market price.

12.  Employee Benefit Plans
---------------------------

401(k) Plan
-----------

     The Company sponsors a defined contribution 401(k) plan covering substantially all of its full-time employees. Additionally, the Company provides matching contributions up to a maximum of 2.5% of participating employees' salaries and wages. Total expenses under the plan for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 were $1.8, million, $2.0 million and $2.1 million, respectively.

Postretirement Benefits Other Than Pensions
-------------------------------------------

     The Company provides life and health care benefits to retired employees. Generally, employees who have attained an age of 60, have rendered 10 years of service and are currently enrolled in the medical benefit plan are eligible for postretirement benefits. The Company accrues the estimated cost of retiree benefit payments during the employee's active service period. As part of the Company's Lanoga Sale, the Company recorded a curtailment gain of approximately $0.6 million related to its post-employment benefit obligation.

     The following  tables  reconcile  the  postretirement  benefit,  the plan's
funded  status  and  actuarial  assumptions,   as  required  by  SFAS  No.  132,
"Employers' Disclosures about Pensions and Other Postretirement Benefits."


                                                                               Postretirement Welfare Benefits
                                                                             December 28,            December 29,
                                                                                 2002                    2001
                                                                                 ----                    ----
                                                                                         (in thousands)
Change in accumulated postretirement benefit obligation
      Benefit obligation at beginning of year                                $      2,384            $    2,247
      Service cost                                                                    371                   336
      Interest cost                                                                   186                   179
      Participant contributions                                                          -                    -
      Claims paid                                                                    (517)                 (703)
      Actuarial losses                                                                540                   325
      Plan amendments                                                                   -                     -
      Curtailments                                                                   (745)                    -
                                                                                  --------              --------
      Benefit obligation at end of year                                      $      2,219            $    2,384

Change in plan assets
      Fair value of plan assets at end of year                               $          -            $        -



Reconciliation of funded status
      Funded status                                                          $     (2,219)           $   (2,384)
      Unrecognized transition obligation / (asset)                                      -                     -
      Unrecognized prior service cost                                                  (7)                  (20)
      Unrecognized actuarial loss / (gain)                                              -                  (442)
                                                                                  ---------             --------

      Net amount recognized                                                  $     (2,226)           $   (2,846)

Amounts recognized in statements of financial position consist of:
      Prepaid benefit cost                                                   $          -            $        -
      Accrued benefit liability                                                    (2,226)               (2,846)
      Intangible asset                                                                N/A                   N/A
      Accumulated other comprehensive income                                            -                     -
                                                                                  ----------            ---------
      Net amount recognized                                                  $     (2,226)           $   (2,846)

Weighted average assumptions as of December 31
      Discount rate                                                                  6.50%                 7.25%
      Expected return on assets                                                       N/A                   N/A
      Medical trend                                                                  10.0%  *              6.00%

      * Graded rates from 10% in 2003 to 5% in 2009 and after



                                                                                Postretirement Welfare Benefits
                                                                     2002               2001                2000
                                                                     ----               ----                ----
                                                                                    (in thousands)
Components of net periodic benefit cost
      Service cost                                               $   371            $   336             $   264
      Interest cost                                                  185                179                 157
      Expected return on assets                                       NA                 NA                  NA
      Amortization of transition obligation / (asset)                  -                  -                   -
      Amortization of prior service cost                             (10)               (10)                (10)
      Amortization of actuarial loss / (gain)                          -                (27)                (80)
                                                                     ----               ----                ----
      Net periodic benefit cost                                  $   546            $   478             $   331

      Other comprehensive income                                 $     -            $     -             $     -

      Special termination benefits                               $     -            $     -             $     -

Weighted  average  assumptions  used in computing net periodic benefit cost
      Discount rate                                                   7.25%              7.50%               8.00%
      Expected return on assets                                        N/A                N/A                 N/A
      Medical trend                                                   6.00%              6.00%               6.00%

                                                                1 % Increase           1 % Decrease
                                                               -------------          -------------
Health care cost trend sensitivity
      Effect on total of service cost and
        interest cost components                                 $   31                 $    (29)
      Effect on postretirement benefit obligation                    66                 $    (62)

Post-employment Benefits
------------------------

     The Company provides certain post-employment benefits to qualified former or inactive employees who are not retirees. The Company had accrued $173,000 and $219,000 at December 28, 2002 and December 29, 2001, respectively. These benefits include salary continuance, severance, and healthcare. Salary continuance and severance pay are based on compensation and years of service. Additional severance pay is granted to eligible employees who are 40 years of age or older and have been employed by the Company five or more years. The Company accrues the estimated cost of benefits provided to former or inactive employees who have not yet retired over the employees' service period or as an expense at the date of the event triggering the benefit.


13.  Income Taxes
-----------------

     The Company and its subsidiaries file a consolidated federal income tax return. As of December 28, 2002, the Company has net operating loss carryforwards available to offset future taxable income of approximately $22.4 million expiring in the years 2011 through 2021.

     The income tax provision consists of both current and deferred amounts. The components of the income tax provision for continuing operations are as follows:


                                                 December 28,                 December 29,            December 30,
                                                      2002                       2001                    2000
                                                      ----                       ----                    ----
                                                                             (in thousands)
   Taxes currently payable:
      State income tax                             $    417                    $    731              $    982
      Federal income tax                                  -                           -                     -

   Deferred benefit                                 (13,920)                     (9,379)               (4,727)
                                                  -----------                 -----------           -----------
                                                  -----------                 -----------           -----------
   Income tax benefit                              $(13,503)                   $ (8,648)             $ (3,745)
                                                  ===========                 ===========           ===========



     The Company's effective tax rates were 39.7%, 35.7% and 30.6% for 2002, 2001 and 2000, respectfully. The Company's provision includes franchise taxes and other non-deductible items. State franchise taxes of $0.4 million, $0.7 million and $1.0 million were reported for 2002, 2001 and 2000, respectively. The following table summarizes significant differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rates to income before taxes for continuing operations:


                                        December 28,              December 29,         December 30,
                                            2002                    2001                  2000
                                            ----                    ----                  ----
                                                               (in thousands)
   Tax/(benefit) computed assets:
      U.S. statutory tax rate           $ (11,896)               $  (8,483)           $  (4,279)
   State and local taxes                                              (967)                (464)
                                           (1,397)
   Other                                     (210)                     802                  998

                                       ----------------      -------------------  -------------------
   Total tax provision                   $(13,503)               $  (8,648)           $  (3,745)
                                       ================      ===================  ===================


     Tax provision and credits are recorded at statutory rates for the taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance primarily relates to losses incurred on certain investments which the Company believes may not be fully deductible for tax purposes. Management has determined that taxable income of the Company will more likely than not be sufficient to fully recognize its remaining net deferred tax assets. The components of the deferred tax assets and liabilities at December 28, 2002 and December 29, 2001 are as follows:


                                                           December 28,             December 29,
                                                              2002                      2001
                                                              ----                      ----
                                                                     ( in thousands )
   Deferred income tax assets:
   Trade accounts receivable                                 $ 793                    $  446
   Inventories                                               1,437                     2,040
   Accrued personnel cost                                      991                       982
   Other accrued liabilities                                 4,687                     4,325
   Net operating loss                                        7,825                    14,487
   Goodwill and trademark                                    3,364                    (3,104)
   Other                                                     2,687                     6,132
                                                         ---------------          ----------------
   Gross deferred income tax assets                         21,784                    25,308
   Less: valuation allowance                                  (349)                   (1,190)
                                                         ---------------          ----------------

   Total deferred income tax assets                         21,435                    24,118
                                                         ---------------          ----------------





   Deferred income tax liabilities:
   Property, plant and equipment                             899                     1,189
   Other accrued liabilities                               1,041                     1,188
                                                       ---------------          ----------------
   Total deferred income tax liabilities                   1,940                     2,377
                                                       ---------------          ----------------

   Net deferred tax assets                                $19,495                   $21,741
                                                       ===============          ================



14.  Financial Instruments
--------------------------

     The fair value of the  Company's  cash and cash  equivalents,  accounts and
notes  receivable   (including  related  party  amounts)  and  accounts  payable approximates the carrying value due to the short maturity of these instruments.

Long-Term Debt
--------------

     The fair value of the Company's long-term debt is estimated based on limited and infrequent trading information for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                                                          Fair Value            Carrying Value
                                                          ----------            --------------
                                                                    (in thousands)
         2002 Financial Liabilities
         Long-term Debt-
         Revolving Credit Facility
            Revolving Notes                              $  20,346              $  20,346
            Term Notes                                      11,168                 11,168
         Senior Subordinated Notes                          35,815                 63,956

         2001 Financial Liabilities
         Long-term Debt-
         Revolving Credit Facility
            Revolving Notes                              $  93,143              $  93,143
            Term Notes                                      45,311                 45,311
         Senior Subordinated Notes                          31,978                 63,956


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

Lumber Futures Contracts
------------------------

     The Company enters into lumber futures contracts to hedge price fluctuations related to anticipated future purchases of commodity lumber. While lumber futures contracts are entered into on a risk management basis, the Company's hedge positions could show a net gain or loss depending on prevailing market conditions. At December 28, 2002, the Company did not have any lumber futures contracts outstanding.

Interest Rate Swap
------------------

     The Company entered into an interest rate swap agreement on February 17, 1999 that effectively fixed the Company's borrowing cost at 5.75% plus the Company's LIBOR borrowing spread (as discussed in 9 above) on $40.0 million of the Company's amended and restated line of credit borrowings. The interest rate swap agreement expired in February 2002.



15.  Related Party Transactions
-------------------------------

     As of December 28, 2002, approximately 34% of the Company's outstanding shares of common stock were owned by Riverside Group, Inc. and approximately 13% owned by Imagine Investments, Inc. and its parent, Stone Investments, Inc. As of December 28, 2002, the Chairman and CEO of the Company was also the Chairman and CEO of Riverside Group, Inc.

     In February 1998, as part of the determination made by the Company to discontinue or sell non-core programs, the Company sold certain operations to Riverside Group, Inc. In exchange for these assets, the Company received a three-year $870,000 unsecured promissory note and 10% of future net income of these operations (subject to a maximum of $429,000 plus interest). In March 2000, the Company extended the terms of its note receivable from Riverside Group, Inc. Under the revised terms, all previously accrued interest was paid to the Company by Riverside Group, Inc. on March 31, 2000. Repayment of the remaining principal balance was deferred for one year, with quarterly principal payments commencing on April 1, 2001 and ending June 30, 2002. On December 28, 2001 the Company amended the terms of its note receivable with Riverside Group, Inc. in an agreement that extended the payment of principal and interest, due in full, on December 28, 2002. Interest earned for the years ended 2002, 2001 and 2000 was approximately $41,000, $40,000 and $54,000, respectively. As of December 28, 2002 the Company had not received payment for the principal and accrued interest, and therefore provided a reserve for the outstanding balance of approximately $445,000.

     In 2002, the Company paid approximately $1,192,000 in reimbursements primarily to affiliates of the Company's Chairman, for costs related to services provided to the Company during the year by certain employees of the affiliated company and use of a corporate aircraft. Total payments in 2001 and 2000 for similar services were approximately $953,000 and $333,000, respectively.

     The Company has been informed that on April 4, 2003 Imagine Investments, Inc. acquired 2,797,743 shares of common stock from Riverside Group Inc. and an option to purchase an additional 53,700 shares. As of such date, Imagine and its affiliates beneficially owned approximately 51% of the Company's outstanding common stock. In connection with this transaction, J. Steven Wilson resigned as the Chairman and Chief Executive Officer of the Company effective immediately and entered into an agreement with the Company which provides for the payment to him of certain compensation.


16. Store Closing Costs and Other Charges
-----------------------------------------

     In 2001, the Company's management developed a plan to reorganize and improve productivity and performance. The results were reductions in administrative expense, marketing expense, headcount and the elimination of non-strategic operating units. As a result, the Company recorded charges of $1.2 million related to severance, $0.5 million related to property carrying costs and other costs.

     Pursuant to certain initiatives to improve performance and reduce under-performing assets, from January through November 2002, the Company closed, consolidated, or sold nine distributions centers and two component plants. These closings resulted in termination of approximately 300 employees that worked at these locations. Another 27 employees were transferred to surrounding locations. Store closing costs associated with these activities typically include employee termination costs, non-cancelable lease obligations and other exit costs incurred as a direct result of closing facilities. As a result, the Company recorded charges of $1.8 million of severance and $1.7 million of property and other carrying costs. Also included in the $1.8 million of severance was $385,000 in severance related to a plan to reduce headquarters and field administration by 23 associates. In addition, the Company recorded a write down of inventory of approximately $1.4 million. The following is a summary of the activity in the reserve balances from 2001 through December 28, 2002 (in thousands):



                                                  Employee      Property and
                                                 Separation    Other Carrying
                                                   Costs           Costs         Total
                                                   -----           -----         -----
       2001 Store closing and other costs         $1,223         $ 521          $1,744
       2001 Related payments                                      (235)         (1,319)
                                                  (1,084)
                                                 ---------      -----------     --------
       Accrual balance at December 29, 2001          139           286             425
       2002 Store closing and other costs          1,895         1,658           3,553
       2002 Related payments                      (1,649)       (1,929)         (3,578)
                                                 ---------      -----------    ---------
       Accrual balance at December 28, 2002        $ 385          $ 15            $400


17. Other Operating Income
--------------------------

     Other operating income on the Company's Statement of Operations primarily includes gains on the early extinguishment of debt , the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivable and casualty gains/losses. Other operating income was $2.9 million in 2002, as compared to $3.4 million in 2001 and $13.2 million in 2000. During 2002, the Company sold eight pieces of real estate and various fixed assets for a net gain of approximately $1.8 million. This is compared with four real estate sales and various fixed asset disposals in 2001 for a net gain of approximately $1.2 million, and three real estate sales and various fixed assets disposals in 2000 for a net gain of approximately $0.3 million. In addition, the Company recorded an impairment of $0.9 million for the subsequent sale of real estate in Aurora, Co. Additionally, as part of the adoption of SFAS No. 145 the Company has changed the presentation of its gains on debt extinguishment from extraordinary items to other operating income. While not required until fiscal 2003, the Company has elected to early adopt the provision of this statement. The pretax gain of $11.1 million has been reclassified to other operating income for the fiscal year ended December 30, 2000. The following table summarizes the major components of other operating income, in thousands, by year.


                                                                         Other Operating Income (Loss)
                                                                   2002               2001                2000
                                                                   ----               ----                ----
    Sale of property, plant & equipment                       $      937           $  1,310          $     345
    Accounts receivable service charges                            1,515              1,562              2,409
    Casualty Losses                                                 (342)              (270)              (559)
    Gain on  Debt Extinguishment                                       -                  -             11,119
    Other                                                            831                819               (151)
                                                                   ------             ------            ------
    Total                                                     $    2,941           $  3,421          $  13,163
                                                                   =====              =====             ======


18.  Selected Quarterly Financial Data (unaudited)
--------------------------------------------------

     The following table contains selected unaudited quarterly financial data for the years ended December 28, 2002 and December 29, 2001. Quarterly income
(loss) per common share may not total to year end income (loss) per share due to the issuance of additional shares of Common Stock during the course of the year.



                                    QUARTERLY FINANCIAL DATA
                                          (Unaudited)
                                         Fiscal Quarters
                         (in millions, except per share data and percentages)



                                                             2002          2002         2002          2002
                                                           Quarter 1     Quarter 2    Quarter 3     Quarter 4
                                                         ------------  ------------ ------------  ------------

Net sales from continuing operations                       $ 135.3       $ 160.4      $ 153.2       $ 128.8
% of annual net sales                                        23.4%         27.8%        26.5%         22.3%

Gross Profit                                                  25.8          32.3         30.7          25.2

Income (loss) from continuing operations                      (2.8)         (0.6)        (3.1)        (14.0)
Income (loss) from discontinued operations                    (1.0)          2.9          4.2          23.5
                                                         ------------  ------------ ------------  ------------

Net (loss) income                                             (3.8)          2.3          1.1           9.5

Basic earnings (loss) per common share:
Income (loss) from continuing operations                   $ (0.34)      $ (0.07)     $ (0.37)      $ (1.69)
Income (loss) from discontinued operations                   (0.12)         0.35         0.51          2.83
                                                         ------------  ------------ ------------  ------------
Net (loss) income                                            (0.46)         0.28         0.14          1.14

Diluted earnings (loss) per common share:
Income (loss) from continuing operations                     (0.34)        (0.07)       (0.37)        (1.69)
Income (loss) from discontinued operations                   (0.12)         0.35         0.50          2.79
                                                         ------------  ------------ ------------  ------------
Net (loss) income                                          $ (0.46)       $ 0.28       $ 0.13        $ 1.10


                                                             2001          2001         2001          2001
                                                           Quarter 1     Quarter 2    Quarter 3     Quarter 4
                                                         ------------  ------------ ------------  ------------

Net sales from continuing operations                       $ 135.4       $ 194.5      $ 206.9       $ 173.2
% of annual net sales                                        19.1%         27.4%        29.1%         24.4%

Gross Profit                                                  30.1          40.1         41.9          33.5

Income (loss) from continuing operations                      (4.8)         (3.1)        (4.0)         (3.7)
Income (loss) from discontinued operations                    (1.7)          4.1          4.7           1.4
                                                         ------------  ------------ ------------  ------------

Net Income (loss)                                             (6.5)          1.0          0.7          (2.3)

Basic earnings (loss) per common share:
Income (loss) from continuing operations                   $ (0.58)      $ (0.37)     $ (0.48)      $ (0.45)
Income (loss) from discontinued operations                   (0.20)         0.50         0.56          0.18
                                                         ------------  ------------ ------------  ------------
Net (loss) income                                            (0.78)         0.12         0.08         (0.27)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations                     (0.58)        (0.37)       (0.48)        (0.45)
Income (loss) from discontinued operations                   (0.20)         0.49         0.56          0.17
                                                         ------------  ------------ ------------  ------------
Net (loss) income                                          $ (0.78)       $ 0.12       $ 0.08       $ (0.28)




Each fiscal quarter in the table above represents a thirteen-week period.



19.  Subsequent Events (unaudited)
----------------------------------

     The Company has been informed that on April 4, 2003 Imagine Investments, Inc. acquired 2,797,743 shares of common stock from Riverside Group Inc. and an option to purchase an additional 53,700 shares. As of such date, Imagine and its affiliates beneficially owned approximately 51% of the Company's outstanding common stock. In connection with this transaction, J. Steven Wilson resigned as the Chairman and Chief Executive Officer of the Company effective immediately and entered into an agreement with the Company which provides for the payment of $1.0 million in severance to Mr. Wilson.

     As a result of (i) the Company's failure to deliver to the lenders its fiscal 2002 audited financial statements by March 28, 2003 and (ii) as of April 4, 2003, Riverside Group Inc. and J. Steven Wilson ceasing between them to own at least 25% of the Company's outstanding common stock and Imagine Investments, Inc. owning a greater percentage of such shares than Riverside and Mr. Wilson, certain events of default arose under the Merrill Credit Agreement. Such defaults were simultaneously waived by the lenders and the Credit Agreement was amended in certain respects, including the addition of a provision which permits the Company to make the severance payment to Mr. Wilson. In connection with such waiver and amendments, the Company paid to the lenders a fee of $312,500.



                          WICKES INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

          For the Years Ended December 28, 2002, December 29, 2001, and
                                December 30, 2000
                             (dollars in thousands)


         Col. A                    Col. B                      Col. C                         Col. D           Col. E
         ------                    ------            ---------------------------              -------         --------
                                                              Additions
                                                              ---------
                                                      (1)                    (2)                                 Balance
                                 Balance at        Charged to             Charged to                               at
                                 Beginning          Costs and                Other                               End of
       Description               of Period          Expenses              Accounts(a)        Deductions(b)       Period
       -----------               ---------         ----------             ----------         -------------       ------
2002:
Allowance for doubtful
    accounts                        $2,119             $1,570                ($434)             ($1,336)           $1,919

2001:
Allowance for doubtful
    accounts                        $2,791             $1,470                 $197              ($2,339)           $2,119

2000:
Allowance for doubtful
    accounts                        $4,105               $983                  ($7)             ($2,290)           $2,791



(a) Net (recoveries) charges from previously closed stores (credited) debited to other operating income.

(b) Reserved accounts written-off.

                                  Exhibit Index
                                  -------------
Exhibit
Number                Description
-------               -----------

2.1(a)* Asset Purchase and Sale Agreement, dated as of October 30, 2002, by and between the Registrant and Lanoga Corporation (incorporated by reference to Exhibit 2 to the Form 8-K filed as of December 18, 2002).***

3.1(a)* Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (the "Form S-1"), Commission File No. 2-67334).

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

   (d)* Amended and Restated Credit Agreement dated December 13, 2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lendors set forth therein (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 29,2000).***

   (e)* Amended and Restated Credit Agreement dated May 14, 2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lendors set forth therein. (incorporated by reference to Exhibit 4.1(e) to Registrant's Annual Report on Form 10-K for the year ended December 29, 2001 ("2001 Form 10-K))***

   (f)* Amended and Restated Credit Agreement dated August 13, 2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lendors set forth therein. (incorporated by reference to Exhibit 4.1(f) to the 2001 Form 10-K)***

   (g)* Amended and Restated Credit Agreement dated February 28, 2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lendors set forth therein. (incorporated by reference to Exhibit 4.1(g) to the 2001 Form 10-k)***

   (h)* Credit Agreement, dated as of February 26, 2003, among the Registrant, Merrill Lynch Capital and the Additional Lenders thereto (incorporated by Reference to Exhibit 1 to the Form 8-K filed as of March 5, 2003).***

   (i)* Indenture, dated as of February 26, 2003, between Registrant and HSBC Bank USA (incorporated by reference to Exhibit 2 to the Form 8-K filed as of March 5, 2003).***

   (j)* Supplemental Indenture, dated as of February 26, 2003, between the Registrant and HSBC Bank USA (incorporated by reference to Exhibit 3 to the Form 8-K filed as of March 5,
                    2003).***

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

    (d)*            Form of  Option  Agreement  (incorporated  by  reference  to
                    Exhibit 10.8 to the 1994 Form 10-K).***

    (e)* Form of Long-Term Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the 1994 Form 10-K).***

    (f)* Form of Long-Term Performance Bonus Agreement (incorporated by reference to Exhibit 10.8 to the 1994 Form 10-K).***

    (g)* Amendment No. 2 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 1997 ("1997 Form 10-K"))***

    (h)*            Form of  Option  Agreement  (incorporated  by  reference  to
                    Exhibit 10.4 to the 1997 Form 10-K).***

10.3(a)* Amended and Restated 1993 Director Incentive Plan of Registrant (incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 26, 1994).***

    (b)*            Form of  Option  Agreement  (incorporated  by  reference  to
                    Exhibit 10.24 to the Form S-1).

10.4**              Stay Incentive Bonus Plan

10.5(a)* Agreement dated November 4, 1997 between the Registrant and Riverside Group, Inc. (incorporated by reference to Exhibit
                    10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 1997).***

    (b)* Amendment and Closing Agreement to Agreement dated November 4, 1997 between the Registrant and Riverside Group, Inc. (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-K).***

10.6*                Agreement  between  the  Registrant  and  Buildscape,  Inc.
                    (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 25, 1999). ***

21.1**              List of Subsidiaries of the Registrant.

23.1**              Consent of Deloitte & Touche LLP.

99.1**              Certification of Co-Principal Executive Officer

99.2**              Certification of Co-Principal Executive Officer

99.3** Certification of Co-Principal Executive Officer and Chief Financial Officer


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
Lumber Trademark Company                                        Illinois

GLC Division, Inc.                                              Delaware

                                                                    Exhibit 23.1


INDEPENDENT AUDITORS' CONSENT
-----------------------------

We consent to the incorporation by reference in Registration Statement Nos. 33-85380, 33-88010, 33-90240 of Wickes Inc. and subsidiaries on Form S-8 of our report dated March 27, 2003 except for Notes 9 and 19, as to which the date is April 4, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's adoption of new Statements of Financial Accounting Standards that required it to (i) classify the 2002 sale of a portion of the business as discontinued operations, (ii) record a 2002 charge for impairment of goodwill and other intangible assets, and (iii) reclassify a 2000 gain on the early retirement of debt from extraordinary to operating income), appearing in the Annual Report on Form 10-K of Wickes Inc. and subsidiaries for the year ended December 28, 2002.



Chicago, Illinois
April 10, 2003

                                                                   Exhibit 10.4


                                   WICKES INC.
                                   -----------
                            STAY INCENTIVE BONUS PLAN
                            -------------------------


     This STAY INCENTIVE BONUS PLAN (the "Plan") was adopted by the Board of Directors of Wickes Inc. (the "Company") on March 30, 2003, to provide certain cash bonus awards to selected key employees of the Company.

                                 1. Definitions
                                 --------------

         For the purpose of this Plan, the following terms shall have the meaning shown:

          Affiliate. As defined in the rules and regulations adopted by the ---------- Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
          Associate.  Any person (i) with respect to a corporation,  any officer
          ----------
          or director thereof or any Subsidiary (as defined in Securities Exchange Act of 1934, as amended) thereof, or any Beneficial Owner (as defined herein) of 10% or more of any class of equity security thereof, (ii) with respect to an association, any officer or director thereof or of a Subsidiary thereof, (iii) with respect to a partnership, any general partner thereof or any limited partner thereof who is, directly or indirectly, the Beneficial Owner of a 10% ownership interest therein, (iv) with respect to a business trust, any officer or trustee thereof or of any Subsidiary thereof, (v) with respect to any other trust or an estate, any trustee, executor or similar fiduciary or any person who has a 15% or greater interest as a beneficiary in the income from or principal of such trust or estate,
          (vi) with respect to a natural person, any relative or spouse of such person, or any relative of such spouse, who has the same home as such person, and (vii) any Affiliate of such person.
          Base  Compensation.  The  greater of (i) the  amount of  "deemed  base
          -------------------
          compensation" shown by a Participant's name on his Schedule 1 hereto (which may be different than a Participant's actual base compensation) or (ii) the highest annual rate of base compensation to which a Participant becomes entitled to receive from the Company or any Company Related Entity at any time after the date hereof and on or before the Group Transfer Date or Change of Control Date.
          Beneficial   Ownership.   The   beneficial   ownership,   directly  or
          -----------------------
          indirectly, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulations 13D and 13G thereunder (or any comparable or successor law or regulation), in each case as in effect as of the Effective Date, of any securities by any person or any of such person's Affiliates or Associates (and correlative terms shall have correlative meanings).
          Bonus Period.  The period  commencing on the date hereof and ending on
          -------------
          the earliest to occur of (i) 12:00 Midnight Eastern Time on March 31, 2004, (ii) a Group Transfer Date or (iii) a Change of Control Date; provided, that if the Company or a third party shall on or before 12:00 Midnight Eastern Time on March 31, 2004 have publicly announced, or entered into a letter of intent or definitive agreement with respect to, a transaction that would effect a Group Transfer or Change of Control and such Group Transfer or Change of Control has not been completed by 12:00 Midnight Eastern Time on March 31, 2004, the Bonus Period shall be extended and shall end immediately after the occurrence of any of the following (w) the public announcement by the Company or third party that such transaction or agreement has been abandoned or terminated, (x) completion of the Group Transfer or Change of Control contemplated by the agreement, letter of intent or announcement, (y) the date six months after the date of such announcement or letter of intent if a definitive agreement with respect to the transaction has not been entered into or (z) one year after the date a definitive agreement with respect to the transaction is entered into.
          Bonus Percentage.  The Bonus Percentage for a Participant shown on his
          -----------------
          Schedule 1 hereto.
          Cause.

               (i) The willful misconduct of a Participant, including without limitation, (a) the intentional diversion by a Participant of a corporate opportunity to himself, (b) the intentional misappropriation of the assets of Company, (c) the acceptance for his own personal use of cash or other property from any person or entity other than the Company as an inducement to take any material action, or to refrain from taking any such material action, in his capacity as an employee of the Company, (d) the commission by a Participant of any other fraud against the Company;
               (ii) the refusal of a Participant to follow or observe a decision or policy of the directors or officers of the Company senior to
               such   Participant;

               (iii) the failure by a Participant substantially to perform his duties as a Company Employee (including any failure attributable to physical or mental incapacity) other than as a result of termination of employment by a Participant under any of the circumstances described under the heading "Constructive Termination" below; or

               (iv) the failure of a Participant to accept employment requested by the Company as a Transferee Employee in connection with a Group Transfer.

     Change of Control.  The occurrence of any one of the following:
     ------------------
               (i)individuals who, as of December 31, 2002, constitute the Board of Directors of the Company (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors of the Company; provided, however, that any individual becoming a director subsequent to December 31, 2002 whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of the Company;
               (ii)consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company, other than in a transaction with Riverside (a "Business Combination"), in each case, unless, following such

               Business Combination, (a) no Person acquires or gains Beneficial Ownership, directly or indirectly, of 50% or more of the combined voting power of the then outstanding voting securities of the Company or the corporation resulting from such Business Combination (including, without limitation, a corporation that as a result of such transaction owns all or substantially all of the Company's assets) and (b) at least a majority of the members of the board of directors of the Company or such corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board of Directors of the Company, providing for such Business Combination; or (iii)the acquisition or gaining of Beneficial Ownership (including, without limitation, power to vote) of more than 50% of the Company's then outstanding voting securities entitled to vote on a regular basis for a majority of the Company's Board of Directors, by any Person (other than Riverside).

          Change  of  Control  Date.  The time at which a Change of  Control  is
          --------------------------
          effected. Company. Wickes Inc.

          Company Employee.  A person who is an employee of the Company,  one or
          -----------------
          more Company Related Entities, or the Company and one or more Company Related Entities.
          Company  Severance  Plan.  Any severance  plan or  arrangement  of the
          -------------------------
          Company or any Company Related Entity or any employment or severance agreement or arrangement between a Participant and the Company or any Company Related Entity.
          Company Related Entity. A subsidiary of the Company within the meaning
          -----------------------
          of the  Securities  Exchange Act of 1934, as amended.
          Disability.  As used herein,  "Disability" shall have the same meaning
          -----------
          as under the appropriate provisions of the long-term disability plan maintained for the benefit of employees of the Company who are regularly employed on a salaried basis, or, if there shall be no such plan, as reasonably determined by the Company.
          Election  Form.  The election form attached  hereto as Schedule 2 with
          ---------------
          respect  to a Stay  Incentive  Bonus  payable  under  Section 2.
          Group  Transfer.  Any  transfer by the Company or any Company  Related
          ----------------
          Entity of the operations of more than one building center or manufacturing facility, or both, in connection with which transfer a Participant is offered employment by the transferee with compensation and non-severance benefits substantially similar to those provided by the Company or such Company Related Entity immediately prior to the Group Transfer Date and the Company or such Company Related Entity requests a Participant to accept such offer of employment and thereby to cease being a Company Employee.
          Group  Transfer  Date. The time at which a Group Transfer is effected.
          ----------------------
          Participants.  Those key  employees  of the  Company  and any  Company
          -------------
          Related Entity selected by the Board of Directors of the Company or by a committee designated by the Board of Directors of the Company (the "Committee") and who shall have received and executed a Schedule 1 hereto signed on behalf of the Company.
          Person. An individual,  entity or group (within the meaning of Section
          -------
          13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended).
          Riverside. Riverside Group, Inc. or Wilson Financial, Inc.
          ----------

          Stay  Incentive  Bonus.  The amount  determined as set forth under the
          -----------------------
          heading  "Stay  Incentive  Bonus"  below.
          Transferee  Employee.  A  Participant  who  becomes an employee of the
          ---------------------
          transferee  in a  Group  Transfer,  one  or  more  Transferee  Related
          Entities, or such transferee and one or more Transferee Related Entities.
          Transferee Related Entity. A corporation,  partnership or other entity
          --------------------------
          that is an Affiliate of the  transferee in a Group  Transfer.


                             2. Stay Incentive Bonus
                             -----------------------

          (a) If a Participant shall have remained a Transferee Employee or a Company Employee from the date hereof through six months after any Group Transfer Date or Change of Control Date, as appropriate, that occurs during the Bonus Period, or if a Participant ceases to be a Transferee Employee or Company Employee from the date hereof through six months after any Group Transfer Date or Change of Control Date, as appropriate, that occurs during the Bonus Period as a result of the termination of his employment for any reason (excluding any termination for Cause or by reason of the Participant's Disability, death or voluntary termination (unless such termination was a Constructive Termination)) a Participant may elect to receive either:
          (i) subject to the limitations set forth below in this Section 2, a Stay Incentive Bonus equal to the product obtained by multiplying the Participant's Bonus Percentage by the amount of the Participant's Base Compensation or (ii) any severance benefits for which a Participant is then otherwise eligible under any Company Severance Plan (other than this Plan).

          (b) The Company shall give a Participant notice of his right to make such election, and shall provide the Participant with an Election Form, within ten business days after six months after the Group Transfer Date or Change of Control Date, as appropriate, or upon such earlier termination of employment as described in the above paragraph. In order to elect to receive the Stay Incentive Bonus, a Participant must (i) complete, sign and deliver to the Company an Election Form within twenty-one days of his receipt of notice from the Company; (ii) waive all rights to receive any other severance benefits under any Company Severance Plan (other than this Plan) if within one year after the Group Transfer Date or Change of Control Date the Participant ceases to be a Transferee Employee or Company Employee because of termination of his employment for any reason (excluding any termination for Cause or by reason of the Participant's Disability, death or voluntary termination (unless such termination was a Constructive Termination)), and in such event the Participant must release the Company from employment-related claims as set forth on the Election Form; and (iii) not revoke his or her election within the time period provided for on the Election Form.

          (c) If a  Participant  shall not have made such  election  within such
          ----------------------------------------------------------------------
          time period,  he shall be deemed to have  DECLINED to receive the Stay
          ----------------------------------------------------------------------
          Incentive  Bonus,  in which  event he shall  retain  the  right to any
          ----------------------------------------------------------------------
          severance  benefits for which he is then otherwise  eligible under any
          ----------------------------------------------------------------------
          Company Severance Plan (other than this Plan).
          ----------------------------------------------

          (d) If a Participant elects to receive a Stay Incentive Bonus, one-half of such Stay Incentive Bonus shall be paid by the Company in one lump sum in cash promptly after the revocation period provided for in the Election Form if such election is not revoked, and in any event within 20 business days after receipt by the Company of the Participant's election if such election is not revoked.

          (e) The remaining one-half of the Stay Incentive Bonus shall be paid by the Company in one lump sum in cash on the date one year after the Group Transfer Date or Change of Control Date, as appropriate, or promptly after the date of such earlier termination of employment described in clause (ii) of this paragraph if and only if: (i) a Participant remains a Transferee Employee or Company Employee on the date one year after the Group Transfer Date or Change of Control Date, as appropriate or (ii) a Participant ceases to be a Transferee Employee or Company Employee one year after the Group Transfer Date or Change of Control Date, as appropriate, because of termination of his employment for any reason (excluding any termination for Cause or by reason of the Participant's Disability, death or voluntary termination (unless such termination was a Constructive Termination)).



                          3. Constructive Termination.
                          ----------------------------

          (a) Constructive Termination shall mean, for purposes of determining whether a Stay Incentive Bonus is payable under this Plan to a Participant listed as an Officer on his Schedule 1, a Participant's resignation within 90 days following the expiration of a 30-day period during which the Company or Transferee Related Entity fails to cure or otherwise correct any of the following events or conditions which occurred or was not done with the Participant's written consent:

               (i) a Participant shall have been assigned any duties materially inconsistent with a Participant's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as in effect on the date hereof, or any other action shall have been taken by the Company or Transferee Related Entity that results in a material diminution in such position, authority, duties or responsibilities;

               (ii) a reduction by the employer in a Participant's compensation and benefits as in effect on the date hereof or as the same may be increased from time to time, unless a similar reduction is made with respect to similarly-situated employees;

               (iii) the Company or Transferee Related Entity shall have required a Participant to be based at any office or location other than in the greater metropolitan area in which the Participant is based on December 31, 2002 or if a Participant commences his employment with the Company after December 31, 2002, at any other location than the greater metropolitan area in which a Participant is based upon the commencement of his employment with the Company; or

               (iv) the Company or Transferee Related Entity shall have required a Participant to travel on Company business to a substantially greater extent than required immediately prior to the date hereof without a change in the business operations of the Company that would in good faith justify such requirement.

          (b) Constructive Termination shall mean, for purposes of determining whether a Stay Incentive Bonus is payable under this Plan to a Participant not listed as an Officer on his Schedule 1 hereto, a Participant's resignation within 90 days following the expiration of a 30-day period during which the Company or Transferee Related Entity fails to cure or otherwise correct the following event which occurred or was not done with the Participant's written consent: a reduction by the employer in a Participant's compensation and benefits as in effect on the date hereof or as the same may be increased from time to time, unless a similar reduction is made with respect to similarly-situated employees or unless such reduction is justified by the performance of the Participant.

              4. Mandatory Reduction of Payments in Certain Events
              ----------------------------------------------------

          Anything in this Plan to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of a Participant (whether paid or payable or distributed or distributable pursuant to the terms of this Plan or otherwise) (a "Payment") would be subject to the excise tax imposed by
          Section 4999 of the Internal Revenue Code, as amended (the "Excise Tax"), then, the amount of any Stay Incentive Bonus shall be reduced to the maximum amount payable without subjecting any Payment to the Excise Tax. The determination of whether the Excise Tax would be imposed and the determination of the amount of the reduction referred to in the immediately preceding sentence shall be made by the Company's regular independent accounting firm at the expense of the Company or, at the election and expense of a Participant, another nationally recognized independent accounting firm (the "Accounting Firm"), which shall provide detailed supporting calculations. Any determination by the Accounting Firm shall be binding upon the Company and a Participant.

                           5. Miscellaneous Provisions
                           ---------------------------

          Reorganization,  etc. The existence of this Stay Incentive  Bonus Plan
          ---------------------
          shall not affect in any way the right or power of the Board of Directors or the stockholders of the Company to make or authorize any adjustment, recapitalization, reorganization or other change in the Company's capital structure or its business, any merger or consolidation of the Company, any issue of debt or equity securities ahead of or affecting Common Stock or the rights thereof, the dissolution or liquidation of the Company or any sale, lease, exchange or other disposition of all or any part of its assets or business or any other corporate act or proceeding.

          Taxes.  The Company  shall,  to the extent  permitted by law, have the
          ------
          right to deduct from any payment of any kind otherwise due to a Participant any federal, state or local income taxes of any kind required by law to be withheld with respect to any Stay Incentive
          Bonus. The Company, as a condition of the payment of any Stay Incentive Bonus, may require the payment (through withholding from a Participant's salary or other compensation) of cash by a Participant.

          No Effect on  Employment.  Nothing  contained  in this Plan or related
          -------------------------
          hereto or referred to herein shall affect, or be construed as affecting, the terms of employment of a Participant, or shall impose, or be construed as imposing, an obligation on (i) the Company or any Company Related Entity to continue the employment of a Participant or
          (ii) a Participant to remain in the employ of the Company or any Company Related Entity.

          No Third-Party Beneficiaries. This Plan shall not confer any rights or
          -----------------------------
          remedies upon any person other than the parties and their respective successors and permitted assigns upon whom this Plan shall be binding.

          Entire Plan;  Effect on Company  Severance Plans. This Plan supersedes
          -------------------------------------------------
          any prior understandings, agreements, or representations by or among the Company and any Participant, written or oral, to the extent they related in any way to the subject matter hereof. This Plan is, however, not intended to affect any other agreement, if any, that may be or have been entered into by a Participant and the Company, except for the effect on Company Severance Plans set forth herein.

          Transfer.  No interest in any Stay Incentive Bonus or this Plan may be
          ---------
          assigned, transferred (except by will or the laws of descent and distribution), pledged or hypothecated in any way by a Participant (whether by operation of law or otherwise), and no such interest shall be subject to execution, attachment or similar proceeding. Any attempted assignment, transfer, pledge, hypothecation or other disposition of such an interest contrary to the provisions hereof or of the Plan and the levy of any attachment or similar proceeding upon any such interest, shall be null and void and without effect.

          Headings.  The  headings  contained  in this  Plan  are  inserted  for
          ---------
          convenience only and shall not affect in any way the meaning or interpretation of this Plan.

          Governing  Law.  This Plan  shall be  governed  by,  interpreted,  and
          ---------------
          enforced in accordance with Illinois law without giving effect to the principles of conflicts of laws thereof.

          Arbitration;  WAIVER OF JURY TRIAL.  Any  dispute or claim  concerning
          -----------------------------------
          this Plan (to the extent permitted by law), including whether such dispute or claim is attributable, will be settled by binding arbitration at Chicago, Illinois, in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association; and judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction. All costs of the arbitration shall be borne by the Company except to the extent otherwise determined by the arbitrator. IN THE EVENT FOR ANY REASON ARBITRATION IS NOT AVAILABLE OR NOT USED, THEN THE COMPANY AND EACH PARTICIPANT WHO ELECTS TO RECEIVE A STAY INCENTIVE BONUS HEREUNDER HEREBY WAIVE TRIAL BY JURY IN ANY ACTION, PROCEEDING, OR COUNTERCLAIM BROUGHT WITH RESPECT TO THIS PLAN.

          Attorney Fees and Costs. In any arbitration or litigation  involving a
          ------------------------
          Participant's right to a Stay Incentive Bonus, a Participant shall provide a bill to the Company of his attorney's fees on a monthly basis in reasonable detail, and the Company shall reimburse a Participant for his reasonable legal fees and costs (including without limitation fees and costs on appeal) upon the entry of a final, unappealable order in favor of a Participant for payment of benefits under this Plan.

          Amendment.  The Committee  may amend or  supplement  this Plan but any
          ----------
          such amendment or supplement shall have no effect on persons who are Participants at the time of such amendment or supplement without their written consent.

          Sever  ability.  Any term or provision of this Plan that is invalid or
          ---------------
          unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

                                                                    Exhibit 99.1



                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jimmie J. Frank, Senior Vice President of Merchandising and Manufacturing and Member of the Executive Management Committee (Co-Principal Executive Officer) of Wickes Inc. (the "Registrant") hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) the Annual Report on Form 10-K for the period ending December 28, 2002 as filed with/submitted to the U.S. Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Date: April 7, 2003                 Signature: /s/ Jimmie J. Frank
      -------------                            ---------------------
                                    Senior Vice President of Merchandising and
                                    Manufacturing and Member of the Executive
                                    Management Committee
                                    (Co-Principal Executive Officer)

                                                                   Exhibit 99.2



                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, James R. Detmer, Senior Vice President of Distribution and Logistics and Member of the Executive Management Committee (Co-Principal Executive Officer) of Wickes Inc. (the "Registrant") hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) the Annual Report on Form 10-K for the period ending December 28, 2002 as filed with/submitted to the U.S. Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Date: April 7, 2003                 Signature: /s/ James R. Detmer
      -------------                            ---------------------
                                    Senior Vice President of Distribution and
                                    Manufacturing and Member of the Executive
                                    Management Committee
                                    (Co-Principal Executive Officer)

                                                                   Exhibit 99.3

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, James A. Hopwood, Senior Vice President and Chief Financial Officer of Wickes Inc. (the "Registrant") hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) the Annual Report on Form 10-K for the period ending December 28, 2002 as filed with/submitted to the U.S. Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



Date: April 7, 2003                 Signature: /s/ James A. Hopwood
      -------------                            ----------------------
                                    Senior Vice President, Chief Financial
                                    Officer, and Member of the Executive
                                    Management Committee
                                    (Co-Principal Executive Officer)