Form 10-Q
period 2003-03-29
WICKES INC
filed 2003-05-13
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                 Commission File
For the Quarterly Period Ended       March 29, 2003              Number  1-14967
                                  ----------------------        ----------------



                                   WICKES INC.
                        -----------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                              36-3554758
---------------------------------------                     --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois                           60061
------------------------------------------------                      ----------
(Address of principal executive offices)                              (Zip Code)



                                  847-367-3400
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act) Yes    No X
                                              ---   ---

As of March 29, 2003, the Registrant had 8,307,984 shares of Common Stock, par value $.01 per share outstanding.



                          WICKES INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                                                    Page
                                                                                                   Number
                                                                                                  --------

PART I.         FINANCIAL INFORMATION

     Item 1.    Financial Statements

          Condensed  Consolidated  Balance  Sheets  (Unaudited)  March 29, 2003,
          December 28, 2002, and March 30, 2002                                                       3

          Condensed  Consolidated  Statements of Operations  (Unaudited) for the
          three months ended March 29, 2003 and March 30, 2002                                        4


          Condensed Consolidated  Statements of Cash Flows (Unaudited) - for the
          three months ended March 29, 2003 and March 30, 2002                                        5

          Notes to Condensed Consolidated Financial Statements (Unaudited)                            6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  16

     Item 3.    Quantitative and Qualitative Disclosures about
                Market Risk                                                                          26

     Item 4.    Controls and Procedures                                                              26

PART II.        OTHER INFORMATION

    Item 1.     Legal Proceedings                                                                    27

    Item 2.     Changes in Securities and Use of Proceeds                                            27

    Item 6.     Exhibits and Reports on Form 8-K                                                     27


                          WICKES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              March 29, 2003, December 28, 2002 and March 30, 2002
                        (in thousands except share data)
                                   (UNAUDITED)

                                                                            March 29,     December 28,     March 30,
                                                                              2003           2002            2002
                                                                         -------------  --------------  -------------
                               ASSETS

Current assets:
    Cash                                                                 $         37   $           40  $          68
    Accounts receivable, less allowance for doubtful
       accounts of $1,975 in March 2003, $1,919 in December 2002
       and $1,384 in March 2002                                                43,910           56,094         55,333
    Note receivable from affiliate                                                  -                -            415
    Inventory, net                                                             59,746           50,170         73,334
    Deferred tax assets                                                        10,607            5,720          6,546
    Prepaid expenses and other assets                                           5,853            5,619          4,975
    Assets of discontinued operations                                               -                -         56,066
                                                                        -------------   --------------  -------------
        Total current assets                                                  120,153          117,643        196,737
                                                                        -------------   --------------  -------------

Property, plant and equipment, net                                             36,196           37,971         44,286
Trademark                                                                           -                -          5,856
Deferred tax assets                                                            13,775           13,775         16,344
Rental equipment (net of accumulated depreciation of $1,428 in March
      2003, $1,475 in December 2002 and $1,867 in March 2002)                     847            1,021          1,591
Goodwill                                                                            -                -         12,229
Other assets (net of accumulated amortization of $14,412 in March
     2003, $13,320 in 2002, and $12,268 in March 2002)                          6,173            3,577          5,161
Assets of discontinued operations                                                   -                -         12,206
                                                                        -------------   --------------  -------------
        Total assets                                                   $      177,144 $        173,987 $      294,410
                                                                        =============   ==============  =============

                 LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                              $        22,632 $         28,107 $        9,392
    Accounts payable                                                           28,629           23,824         37,553
    Accrued liabilities                                                        10,753           16,256         16,033
    Liabilities of discontinued operations                                          -                -         20,012
                                                                        -------------   --------------  -------------
      Total current liabilities                                                62,014           68,187         82,990
                                                                        -------------   --------------  -------------

Long-term debt, less current maturities                                        84,481           67,363        185,057
Other long-term liabilities                                                     2,344            2,407          2,641
Liabilities of discontinued operations                                              -                -            672

Stockholders' equity:
    Common stock, $0.01 par ( 8,307,984, 8,307,984,
        8,285,027 shares issued and outstanding respectively)                      83               83             83
    Additional paid-in capital                                                 87,173           87,173         87,145
    Accumulated deficit                                                       (58,951)         (51,226)       (64,178)
                                                                        -------------   --------------  -------------
     Total stockholders' equity                                                28,305           36,030         23,050
                                                                        -------------   --------------  -------------
     Total liabilties and stockholders' equity                        $       177,144 $        173,987 $      294,410
                                                                        =============   ==============  =============

The accompanying notes are an integral part of the consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (in thousands except share and per share data)


                                                                                     Three Months Ended
                                                                                  March 29,      March 30,
                                                                                    2003           2002
                                                                                 ---------       ---------


Net sales                                                                       $  101,049    $    135,394
Cost of sales                                                                       80,474         107,789
                                                                                 ---------       ---------

    Gross profit                                                                    20,575          27,605
                                                                                 ---------       ---------

Selling, general and administrative expenses                                        28,352          28,251
Depreciation                                                                           967           1,148
Provision for doubtful accounts                                                        179             448
Store closing costs and other charges                                                1,311             962
Other operating income                                                              (1,166)           (428)
                                                                                 ---------       ---------
                                                                                    29,643          30,381
                                                                                 ---------       ---------
    Loss from continuing operations before interest and taxes                       (9,068)         (2,776)

Interest expense                                                                     3,457           4,376

                                                                                 ---------       ---------
    Loss from continuing operations before income taxes                            (12,525)         (7,152)

Income tax benefit                                                                  (4,800)         (2,684)
                                                                                 ---------       ---------

    Loss from continuing operations                                                 (7,725)         (4,468)

Discontinued operations:
Income, net of taxes of $415 in 2002                                                     -             643
                                                                                 ---------       ---------

    Income from discontinued operations                                                  -             643
                                                                                 ---------       ---------

Net loss                                                                        $   (7,725)   $     (3,825)
                                                                                 =========       =========

Loss from continuing operations per common share-basic and diluted              $    (0.93)   $      (0.54)
                                                                                 =========       =========

Income from discontinued operations per common share-basic and diluted          $       -     $       0.08
                                                                                 =========       =========

Net loss per common share-basic and diluted                                     $    (0.93)   $      (0.46)
                                                                                 =========       =========

Weighted average common shares-for basic                                         8,307,985       8,284,914
                                                                                 =========       =========

Weighted average common shares-for diluted                                       8,307,985       8,440,615
                                                                                 =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                    Three Months Ended
                                                                                  March 29,       March 30,
                                                                                    2003            2002
                                                                                 ----------      ----------

Cash flows from operating activities:
    Net loss                                                                 $      (7,725) $       (3,825)
    Adjustments to reconcile net loss to
       net cash (used in) provided by operating activities:
    Income from discontinued operations                                                  -            (643)
    Depreciation                                                                     1,211           1,531
    Gain on early retirement of debt                                                  (879)              -
    Amortization of deferred financing costs                                           718             387
    Provision for doubtful accounts                                                    179             448
    Gain on sale of assets and other items                                             (26)            (17)
    Deferred income taxes                                                           (4,887)         (1,149)
    Changes in assets and liabilities, net of assets sold
       Decrease in accounts receivable                                               3,428           5,606
       Increase in inventory                                                        (9,639)         (1,469)
       (Decrease) increase in accounts payable and accrued liabilities                (761)          6,512
       Increase in prepaids and other assets                                          (242)           (691)
                                                                                ----------      ----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (18,623)          6,690
                                                                                ----------      ----------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                        (1,431)           (256)
  Proceeds from the sale of property, plant and equipment                            2,164           1,757
  Proceeds from sale of business                                                     8,577               -
                                                                                ----------      ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                            9,310           1,501
                                                                                ----------      ----------

Cash flows from financing activities:
    Net borrowings (repayments) under revolving line of credit                       3,670          (3,053)
    Decrease in notes receivable                                                         -              15
    Retirements of long-term debt                                                   (4,980)              -
    Term loan borrowings(repayments)                                                13,832          (4,907)
    Debt issuance cost                                                              (3,212)             (7)
                                                                                ----------      ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  9,310          (7,952)
                                                                                ----------      ----------

NET CASH USED IN DISCONTINUED OPERATIONS                                                 -            (254)
                                                                                ----------      ----------

NET (DECREASE) INCREASE IN CASH                                                         (3)            169
Cash at beginning of period                                                             40             153
                                                                                ----------      ----------

CASH AT END OF PERIOD                                                        $          37  $           68
                                                                                ==========      ==========

Supplemental schedule of cash flow information:
     Interest paid                                                           $       2,192  $        2,667
     Income taxes paid                                                       $         591  $          122


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

     The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended December 28, 2002. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     Stock Based Compensation
     ------------------------

     The Company accounts for stock-based compensation under the intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25
"Accounting  for  Stock  Issued  to  Employees".  As  required  by SFAS No.  148
"Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123" the Company has included the following pro-forma financial information demonstrating the difference in the Company's results, had the fair-value based method been applied:




                                                                   March 29,                  March 30,
                                                                     2003                       2002
                                                                   --------                  --------


Loss from continuing operations (as reported)                     $  (7,725)               $   (4,468)
Add: Stock based compensation cost included
  in determination of compensation expense                                -                        10
Deduct: Stock based compensation under the
  fair-value method for all awards, net of tax                           83                       104
Adjusted loss from continuing operations                          $  (7,808)               $   (4,562)

Income from discontinued operations                                       -                       643
Net loss (as reported)                                               (7,725)                   (3,825)
Adjusted net loss                                                    (7,808)                   (3,919)

Earnings per share:
Basic:
Loss from continuing operations (as reported)                    $    (0.93)               $    (0.54)
Adjusted loss from continuing operations                              (0.94)                    (0.55)

Income from discontinued operations                                       -                      0.08
Net income (loss) (as reported)                                       (0.93)                    (0.46)
Adjusted net income (loss)                                            (0.94)                    (0.47)

Diluted:
Loss from continuing operations (as reported)                         (0.93)                    (0.54)
Adjusted loss from continuing operations                              (0.94)                    (0.55)

Income from discontinued operations                                       -                      0.08
Net income (loss)  (as reported)                                      (0.93)                    (0.46)
Adjusted net income (loss)                                            (0.94)                    (0.47)


     Share Data
     ----------

     The Company issued 3,442 shares of Common Stock to members of its board of directors in lieu of cash compensation during the three months ended March 30, 2002. The Company did not issue shares of Common Stock to members of its board of directors in lieu of cash compensation during the three months ended March 29, 2003.

     Stock Options
     -------------

     The Company periodically grants stock options to key personnel. Compensation cost on these options is measured at the date of grant by comparing the quoted market price of the Company's stock to the price the employee has to pay to acquire the stock. Any resulting compensation cost would be recognized over the employee's vesting period.

     Reclassifications and Eliminations
     ----------------------------------

     Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated.

2.   Discontinued Operations
     -----------------------

     On December 16, 2002 the Company sold substantially all of the assets of its operations in Wisconsin and Northern Michigan to Lanoga Corporation's UBC Division (the "Lanoga Sale") for a sales price of $104.7 million. These operations were considered discontinued operations under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets".

     In the first quarter of 2003, the Company received additional proceeds of $8.6 million related to the settlement of amounts held in escrow as of December 28, 2002. The remaining escrow amounts of $2.1 will be settled by December 2003.

     Sales and income from discontinued operations for the three months ended March 30, 2002 were as follows:


                                                            March 30,
                                                              2002
                                                            --------

        Sales                                           $     50,431
        Income before income taxes                             1,058
        Tax provision                                            415
        Income from discontinued operations                      643

     The major classes of assets and liabilities of discontinued operations sold were as follows (in thousands):

                                                            March 30,
                                                              2002
                                                            --------


        Cash                                             $        70
        Accounts receivable                                   17,761
        Inventory                                             34,785
        Deferred tax assets                                    2,915
        Prepaid expenses and other assets                        535
                                                            --------
          Total current assets                                56,066
                                                            --------
        Property, plant and equipment                         11,991
        Deferred tax assets                                      215
          Total assets                                        68,272
                                                            --------

        Accounts payable                                      15,355
        Accrued liabilities                                    4,657
                                                            --------
          Total current liabilities                           20,012
        Other long-term liabilities                              672
                                                            --------
          Total liabilities                                   20,684
                                                            --------

          Net assets                                    $     47,588
                                                            ========

3. IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
   ------------------------------------------

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to a plan. SFAS No. 146 is effective for any exit plans commencing after December 29, 2002. This standard is effective for the Company in 2003 and did not have a material effect on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123". This standard provides transitional guidance for applying the fair value-based method of accounting for stock options. It also requires additional proforma disclosures for interim periods beginning after December 15, 2003. The Company continues to apply the intrinsic value based method of accounting as prescribed by APB Opinion No. 25. As such the adoption of this pronouncement has not had a material effect on the financial statements. The required interim disclosures have been included in the notes to the condensed consolidated financial statements.

     In September 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor." This consensus requires cash consideration received from vendors to be classified as a reduction of costs of the customer product unless a customer incurs a specific incremental cost to promote that vendor's products for which it is being reimbursed or is providing a service for which the consideration represents the consideration for the fair value of those services being performed. This consensus is effective to the Company in 2003. Historically, the Company has had various agreements with its vendors, some of which required the Company to be reimbursed for the cost of promoting vendors' products. Other vendor agreements provide for rebates based on purchasing volumes. The Company's current vendor agreements are all associated with purchasing volumes and are considered reductions of the costs of products. These rebates are recognized in the statement of operations when those products are sold.



4. LONG-TERM DEBT
   --------------

       Long-term debt is comprised of the following (in thousands):

                                                    March 29,            March 30,
                                                      2003                 2002
                                                     --------             --------

        Revolving credit facility:
           Revolving notes                       $     24,016        $      90,089
           Term notes                                  25,000               40,404
        Senior subordinated notes                      21,123               63,956
        Senior secured notes                           36,974               63,956
        Less current maturities                       (22,632)              (9,392)

                                                     --------             --------

        Total long-term debt                     $     84,481        $     185,057
                                                     --------             --------

Senior Subordinated Debt

     On February 26, 2003, the Company completed its offer to exchange its new Senior Secured Notes due 2005 for any and all of its outstanding 11 5/8% Senior Subordinated Notes due 2003. The Company accepted for exchange $42.8 million of Senior Subordinated Notes validly tendered in exchange for an equal principal amount of Senior Secured Notes. The tendered notes represented approximately 67% of the Senior Subordinated Notes outstanding on February 26, 2003. The Senior Secured Notes, which bear interest at 11 5/8% per annum from the date of issuance through December 15, 2003 and at 18% per annum thereafter, are secured by liens on the Company's owned real estate and equipment. These liens are junior to the liens securing amounts payable under the Company's new senior credit facility.

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

     In March 2003, the Company redeemed $5.9 million of the outstanding Senior Secured Notes at a 15% discount for a pretax gain of $0.9 million, which was recorded in other operating income on the Company's Statement of Operations.

     The Company continues to carry Senior Subordinated Notes, due 2003 of approximately $21.1 million. Sufficient liquidity to meet these obligations when they come due is contingent on a number of risk factors, as discussed in Item 1 of the Company's 2002 Form10-K.

Revolving Credit Facility

     Concurrent with the Exchange Offer, on February 26, 2003, the Company completed a refinancing of its Fleet Credit Agreement and term notes existing under the Fleet Credit Agreement and entered into the new Merrill Credit
Agreement dated February 26, 2003. The total commitment was reduced from the original $251.7 million ($200 million revolving line of credit and $51.7 million of term notes) to $125 million ($100 million revolving line of credit and $25 million of term notes). The Merrill Credit Agreement expires on February 26, 2007, and the term notes are now due February 26, 2007.

     As of March 29, 2003, there was $49.0 million outstanding under the Merrill Credit Agreement of which $24.0 million was revolving credit and $25.0 million was term notes. The spread on prime rate borrowings under the Merrill agreement ranges from 1.25% to 2.00% over prime for revolving loans and 2.00% to 2.75% over prime under the term notes. The spread for LIBOR based borrowing ranges from 2.50% to 3.25% over LIBOR for revolving loans and 3.25% to 4.00% over LIBOR for term notes. The spread over the prime or LIBOR rates is determined based upon the Company's Fixed Charge Coverage Ratio, as defined under the Merrill Credit Agreement. The Company's base rate on revolver loans, 6.00% at March 29, 2003 and 5.50% at March 30, 2002, included an interest spread over prime of 1.75% and 0.75%, respectively. The Company's LIBOR borrowing rate on revolver loans, 3.81% at March 29, 2003 and 4.63% at March 30, 2002, included an interest spread over LIBOR of 2.50% and 2.75%, respectively. The Company's weighted average interest rates on revolver loans were 7.59% and 7.22% as of March 29, 2003 and March 30, 2002, respectively.

     The Merrill Credit Agreement limits the level of capital expenditures for each annual period, while allowing for reinvestment of proceeds on asset sales. The company is also subject to certain minimum levels of EBITDA, as defined within the Credit Agreement. Availability is generally limited to 85% of eligible accounts receivable and 60% of eligible inventory. For the first six months from inception of this agreement, minimum availability is required to be $15 million. As of March 29, 2003 unused availability was $35.8 million.

     Under the Merrill Credit Agreement, a commitment fee of .375% to .5% is payable on the unused revolving credit amount. Ranges of fees are determined based upon the aforementioned Fixed Charge Coverage Ratio, as defined under the Credit Agreement. As of March 29, 2003, the Company was in compliance with all of its then existing covenants.

Aggregate Maturities

     The Senior Subordinated Notes totaling $21.1 million mature on December 15, 2003. The Senior Secured Noted totaling $37.0 million mature on July 29, 2005. The term portion of the revolving credit facility requires quarterly principal payments as follows: $1.5 million from May 31, 2003 through February 29, 2004; $3.0 million from May 31, 2004 through February 28, 2005; $6.1 million from May 31, 2005 through November 30, 2006; with the remaining principal balance due February 26, 2007


5.   INCOME TAXES
     ------------

     The income tax benefit from continuing operations for the three-month period ended March 29, 2003 was $4.8 million compared to $2.7 million the same period in the prior year. The company's effective tax rate from continuing operations was 38.3% for the three-month period ended March 29, 2003, compared to 37.5% for the same period in the prior year. The company's provision includes franchise taxes and non-deductible items. State franchise taxes were $0.1 million for the three-month periods ended March 29, 2003 and March 30, 2002. The Company has net operating loss carryforwards from December 28, 2002 available to offset future taxable income of approximately $22.4 million expiring in the years 2011 through 2021. A change in control of the Company, for tax purposes, may limit the Company's ability to utilize these carryforwards.


6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     At March 29, 2003, the Company had accrued approximately $220,000 for remediation of certain environmental and product liability matters.

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

     The Company is one of many defendants in approximately 757 actions, each of which seeks unspecified damages, primarily in Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 360 similar actions for insignificant amounts, and another 356 of these actions have been dismissed. None of these suits have made it to trial.

     Losses in excess of the $220,000 reserved as of March 29, 2003 are possible, but an estimate of these amounts cannot be made.

     The Company is involved in various other legal proceedings that are incidental to the conduct of its business. Certain of these proceedings involve potential damages for which the Company's insurance coverage may be unavailable. While the Company does not believe that any of these proceedings will have a material adverse effect on the Company's financial position, annual results of operations or liquidity, there can be no such assurance of this result.


7.   EARNINGS PER SHARE
     ------------------

     The Company calculates earnings per share in accordance with SFAS 128. In periods where net losses are incurred, dilutive common stock equivalents are not used in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. In March 30, 2002, common stock equivalents of 156,000 shares were included in calculating diluted weighted average shares outstanding. Common stock equivalents of 268,000 were excluded from earnings per share at March 29, 2003, as they were anti-dilutive. In addition, options to purchase 355,000 and 413,000 weighted average shares of common stock at March 29, 2003 and March 30, 2002, respectively, had an exercise price greater than the average market price.

8.   RELATED PARTY TRANSACTIONS
     --------------------------

     At March 29, 2003, approximately 34% of the Company's outstanding shares of common stock were owned by Riverside Group, Inc. and approximately 13% was owned by Imagine Investments, Inc. and its parent, Stone Investments, Inc. On April 4, 2003, Imagine Investments, Inc. acquired 2,797,743 common shares of Wickes Inc. owned by Riverside Group, Inc. and an option to purchase an additional 53,700 shares. As of this date, Imagine Investments, Inc. and its affiliates beneficially own approximately 47.3% of the Company's outstanding common stock.

     At March 30, 2002, the Company held a promissory note from Riverside of $415,000 including accrued interest. As of December 28, 2002 the Company had not received payment for the principal and accrued interest, and therefore provided a reserve for the outstanding balance.

     For the three months ended March 29, 2003, the Company paid approximately $363,000, compared to approximately $254,000 in the first quarter of 2002, in reimbursements to affiliates of the Company's former Chairman of the Board and President primarily for use of a corporate aircraft as well as office space and office support services.


9.   STORE CLOSINGS
     --------------

     Pursuant to certain initiatives to improve performance and reduce under-performing assets, the Company has closed or consolidated seven locations during the first quarter of 2003: Two operations in January (Southport IN and Jackson TN) and five in February (Bloomfield IN, Denton NC, Owosso MI, Jackson MI and Port Huron MI). During the first quarter of 2002, the Company sold four locations in January (Pearl, MS, Baton Rouge, LA, Pascagoula, MS, and Ocean Springs, MS) and one location in February (Wilkes-Barre, PA). In addition, the Company consolidated one operation in March (Kokomo, IN). The following is a summary of the activity in the reserve balances from December 28, 2002 through March 29, 2003 and from December 29, 2001 through March 30, 2002 (in thousands):


                                                    Employee        Property and
                                                   Separation      Other Carrying
                                                     Costs            Costs            Total
                                                     ------           ------          ------


     Accrual balance at December 28, 2002        $      385        $      15       $     400
     2003 Store closing and other costs                 610              701           1,311
     2003 Related payments                              848              671           1,519
                                                     ------           ------          ------
     Accrual balance at March 29, 2003           $      147        $      45       $     192

     Accrual balance at December 29, 2001        $      139        $     286       $     425
     2002 Store closing and other costs                 763              199             962
     2002 Related payments                              827              363           1,190
                                                     ------           ------          ------
     Accrual balance at March 30, 2002           $       75        $     122       $     197


     The costs incurred to liquidate the inventory has been included in cost of sales on the Company's financial statements. The costs of reserving for bad debt, write-offs and subsequent collections, has been included in provision for doubtful accounts. All other costs are included in store closing costs.


10.  SUBSEQUENT EVENTS
     -----------------

     On April 4, 2003 Imagine Investments, Inc. acquired 2,797,743 shares of common stock from Riverside Group Inc. and an option to purchase an additional 53,700 shares. As of that date, Imagine and its affiliates beneficially owned approximately 47.3% of the Company's outstanding common stock. In connection with this transaction, J. Steven Wilson resigned as the Chairman and Chief Executive Officer of the Company effective immediately and entered into an agreement with the Company, which provides for the payment of $1.0 million in severance to Mr. Wilson.

     Subsequently, the Company's restructuring efforts included the hiring of Jim O'Grady as President and Chief Executive Officer, as well as the terminations of James Detmer, Senior Vice President of Distribution and Jimmie Frank, Senior Vice President of Merchandising and Manufacturing. In addition, the Company terminated approximately 55 additional operating associates. The Company estimates that the severance related to these terminations is $0.9 million.

     As a result of (i) the Company's failure to deliver to the lenders its annual 2002 audited financial statements by March 28, 2003 and (ii) as of April 4, 2003, Riverside Group Inc. and J. Steven Wilson ceasing between them to own at least 25% of the Company's outstanding common stock and Imagine Investments, Inc. owning a greater percentage of such shares than Riverside and Mr. Wilson, certain events of default arose under the Merrill Credit Agreement. Such defaults were simultaneously waived by the lenders and the Credit Agreement was amended in certain respects, including the addition of a provision which permits the Company to make the severance payment to Mr. Wilson. In connection with such waiver and amendments, the Company paid to the lenders a fee of $312,500.

                          WICKES INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

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

     Among the factors that could cause actual results to differ materially are the following: effects of seasonality and cyclicality; effects of competition; interest rates and the Company's ability to service and comply with the terms of its debt; lumber prices; the success of the Company's operational initiatives and the outcome of the contingencies discussed in Note 6.

                                  INTRODUCTION

     Wickes Inc. and its consolidated subsidiaries ("Wickes" or the "Company") is a leading supplier of lumber, building materials and manufactured building components in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors and, to a lesser extent, project do-it-yourself consumers involved in major home improvement projects. At March 29, 2003, the Company operated 52 sales and distribution facilities and 11 component manufacturing facilities in 19 states in the Midwest, Northeast, and South.

     The Company's mission is to be the premier provider of building materials and services and manufactured building components to the professional segments of the building and construction industry.

     The Company focuses on the professional builder and contractor market. The Company targets five customer groups: the production or volume builder; the custom builder; the tradesman; the repair and remodeler; and the commercial developer. Its marketing approach encompasses three channels of distribution:
Major Markets, Conventional Markets, and Wickes Direct. These channels are supported by the Company's network of building component manufacturing facilities. In Major Markets, the Company serves the national, regional, and large local builder in larger markets with a total solutions approach and specialized services. In Conventional Markets, the Company provides the smaller building professional in less-populous markets with tailored products and services. Wickes Direct provides materials flow and logistics management services to commercial customers. The Company also serves building professionals through its network of 11 component manufacturing facilities that produce value-added, wood framed wall panels, roof and floor truss systems, and pre-hung interior and exterior doors.

                              RESULTS OF OPERATIONS

     In fiscal 2002, the Company sold 31 distribution centers and 4 component plants to Lanoga Corporation (the "Lanoga Sale"). The operations included in the transaction were treated as discontinued operations in accordance with statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or
Disposal of Long-lived Assets." The results of these operations have been reclassified as discontinued operations for the three-month period ended March 30, 2002.

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated. The table below, and the subsequent discussion of the results of operations, has been adjusted to exclude those operations reclassified as discontinued operations that were part of the Lanoga Sale. (See additional discussion in Note 2 to the consolidated financial statements.)


                                                          Three Months Ended
                                                         ------------------
                                                     March 29,      March 30,
                                                        2003           2002
                                                       -----          -----


         Net sales                                     100.0%         100.0%
         Gross profit                                   20.4%          20.4%
         Selling, general and
           administrative expense                       28.1%          20.9%
         Depreciation                                    1.0%           0.8%
         Provision for doubtful accounts                 0.2%           0.3%
         Store closing costs and other charges           1.3%           0.7%
         Other operating income                         (1.2)%         (0.2)%
         Loss from continuing operations                (9.0)%         (2.1)%

     The Company's results of operations are historically affected by, among other factors, interest rates, lumber prices, housing starts and weather conditions. In general, this year's weather conditions were comparable with last year with the exception of late season snow storms this year which the Company believes postponed sales activity in the first quarter and severely damaged one of the Company's component facilities. The Company's weighted average rate of interest on revolver loans increased to 7.59% during the first quarter compared to 7.22% for the same period last year. The first quarter results were negatively affected by lower commodity lumber prices, down 6.0% from last year. Housing starts nationally were up 2.3% in the first quarter of 2003, however in the Company's primary markets, the Northeast, Midwest, and South, starts were down 5.7%, down 6.1% and up 0.5%, comparable to the first quarter of 2002, respectively.

     Losses from continuing operations for the first quarter ended March 29, 2003 and March 30, 2002 was $7.7 million and $4.5 million, respectively.


                   Three Months Ended March 29, 2003 Compared with the Three Months Ended March 30, 2002

     The following discussion is based on the results of continuing operations of the Company. The Lanoga Sale, which is treated as discontinued operations, has been excluded from prior year's results. (See Note 2 to the consolidated financial statements.)

Net Sales
---------

     Net sales for the first quarter of 2003 decreased 25.4%, to $101.0 million compared to $135.4 million for the first quarter of 2002. Same store sales decreased 16.0% from the comparable quarter last year. Sales at locations now closed, excluding discontinued operations, contributed approximately $22.7 million for the first quarter of 2002 compared to $3.0 million in the first quarter 2003. Total sales to building professionals represented 94.2% of total sales compared to 92.8% in the same quarter last year. Housing starts in the Company's primary markets, the Northeast, Midwest, and South, starts were down 5.7%, down 6.1% and up 0.5%, comparable to the first quarter of 2002, respectively.

     The Company believes that sales decreases for the three months ended March 29, 2003 primarily resulted from a decline in the number of locations, late season snow storms, uncertain economic conditions and lumber deflation. The Company estimates that the effect of lumber deflation for the first quarter of 2003 decreased total sales by approximately $2.7 million compared with the same period last year. Lumber and building materials accounted for 85.7% of total sales in the first quarter of 2003 compared with 83.7% in 2002.

     Products that exhibited the greatest change in sales dollars for the quarter ended March 29, 2003 versus the comparable prior year period were: lumber and plywood (down 31.4%), doors and windows (down 17.9%), trusses and engineered wood products (down 14.4%), roofing (down 32.4%) and insulation (down 26.5%).

Gross Profit
------------

     Gross profit decreased to $20.6 million in the first quarter of 2003 from $27.6 million in the first quarter of 2002, a 25.5% decrease. Gross profit as a percentage of sales remained constant from the first quarter of 2002 to first quarter of 2003 at 20.4%. The Company believes that the decrease in gross profit dollars resulted primarily from the reduction in sales as discussed above.

Selling, General and Administrative Expense ("SG&A")
----------------------------------------------------

     SG&A expense remained relatively constant at $28.4 million in the first quarter of 2003 from $28.3 million in the first quarter of 2002. As a percentage of sales, SG&A increased to 28.1% of net sales in the first quarter of 2003 compared with 20.9% of net sales in the first quarter of 2002. This increase primarily is due to the decrease in sales as well as overhead costs that have yet to be eliminated due to the sale and closing of centers in December 2002 and first quarter 2003 and a move from co-operative marketing and cost recovery programs to purchase based programs.

Depreciation
------------

     Depreciation decreased to $1.0 million for the first quarter of 2003 compared to $1.1 million for the same period in 2002.


Provision for Doubtful Accounts
-------------------------------

     The provision for doubtful accounts was $0.2 million in the first quarter of 2003, compared with $0.4 million in the first quarter of 2002. The Company believes the decrease is the result of management's improvements in the collection efforts, which have reduced credit exposure and bad debts.

Store Closing Costs
-------------------

     Pursuant to certain initiatives to improve performance and reduce under-performing assets, the Company consolidated seven sales and distribution centers during the first quarter of 2003. During the first quarter of 2002, the Company closed, consolidated, or sold five distributions centers and one component plant. Store closing costs associated with these activities typically include employee termination costs, non-cancelable lease obligations and other exit costs incurred as a direct result of closing facilities. The following is a summary of the activity in the reserve balances from December 28, 2002 through March 29, 2003 and December 29, 2001 through March 30, 2002 (in thousands):


                                                                      Property
                                                                        and
                                                       Employee        Other
                                                      Separation      Carrying
                                                        Costs          Costs        Total
                                                        -----          -----        -----


     Accrual balance at December 28, 2002            $    385      $      15    $     400
     2003 Store closing and other costs                   610            701        1,311
     2003 Related payments                                848            671        1,519
                                                        -----          -----        -----
     Accrual balance at March 29, 2003               $    147      $      45    $     192

     Accrual balance at December 29, 2001            $    139      $     286    $     425
     2002 Store closing and other costs                   763            199          962
     2002 Related payments                                827            363        1,190
                                                        -----          -----        -----
     Accrual balance at March 30, 2002               $     75      $     122    $     197


Other Operating Income
----------------------

     Other operating income for the first quarter of 2003 was $1.2 million compared with $0.4 million for the first quarter 2002. Other operating income primarily includes gains on early retirement of debt, the sales or disposals of property, plant and equipment, service charges assessed customers on past due accounts receivables, and casualty gains/losses. The increase in other operating income primarily is related to the early retirement of $5.9 million of bonds at an 85% discount for a pre-tax gain of $0.9 million. (See note 4 of notes to the consolidated financial statements.)

Interest Expense
----------------

     In the first quarter of 2003, interest expense decreased to $3.5 million from $4.4 million during the first quarter of 2002. Interest expense in 2003 includes a charge for the write-off of a portion of debt issue costs related to the Fleet Credit Agreement of $0.4 million. The Company's weighted average rate of interest on all debt increased to 11.1% during the first quarter of 2003 compared to 8.7% for the same period last year. Interest expense was affected by the increase in the effective interest rate resulting from the bond refinancing. See additional discussion at Note 4 to the consolidated financial statements and in Liquidity and Capital Resources included in Managements Discussion and Analysis. The Company's average debt levels decreased by 47.5% from first quarter 2002 to first quarter 2003. This decrease in outstanding debt primarily is due to the use of proceeds from the Lanoga Sale to pay down the revolving credit facility.

Income Tax Benefit
------------------

     The Company recorded an income tax benefit of $4.8 million for the first quarter of 2003, compared with a benefit of $2.7 million in the first quarter of 2002. The Company's effective tax rate was 38.3% for the first quarter of 2003, compared to 37.5% for the first quarter of 2002. The Company's provision includes franchise taxes and non-deductible items. State franchise taxes were $0.1 million for the first quarter of 2003 and 2002, respectively.

     The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. Management believes that it is more likely than not that the Company will receive full benefit of its net deferred tax asset and that the valuation allowance is properly stated.

     This assessment constitutes Forward-Looking Information made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty and dependent upon the Company's future profitability, which in turn depends upon a number of important risk factors including, but not limited to, the effectiveness of the Company's operational efforts, the sale of certain assets, cyclicality and seasonality of the Company's business, the effects of the Company's substantial leverage, and competition.



Recently Issued Accounting Pronouncements
-----------------------------------------

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to a plan. SFAS No. 146 is effective for any exit plans commencing after December 29, 2002. This standard is effective for the Company in 2003 and did not have a material effect on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123". This standard provides transitional guidance for applying the fair value-based method of accounting for stock options. It also requires additional proforma disclosures for interim periods beginning after December 15, 2003. The Company continues to apply the intrinsic value based method of accounting as prescribed by APB Opinion No. 25. As such the adoption of this pronouncement has not had a material effect on the financial statements. The required interim disclosures have been included in the notes to the condensed consolidated financial statements.

     In September 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor." This consensus requires cash consideration received from vendors to be classified as a reduction of costs of the customer product unless a customer incurs a specific incremental cost to promote that vendor's products for which it is being reimbursed or is providing a service for which the consideration represents the consideration for the fair value of those services being performed. This consensus is effective to the Company in 2003. Historically, the Company has had various agreements with its vendors, some of which required the Company to be reimbursed for the cost of promoting vendors' products. Other vendor agreements provide for rebates based on purchasing volumes. The Company's current vendor agreements are all associated with purchasing volumes and are considered reductions of the costs of products. These rebates are recognized in the statement of operations when those products are sold.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of working capital and liquidity are income from operations and borrowings under its credit facility. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed in paragraph three of Item2: Management Discussion and Analysis. The Company anticipates that funds provided by operations and under this facility will be adequate for the Company's future needs. The Company's primary need for capital resources is to finance inventory, accounts receivable, improvements to plant property and equipment, insurance reserves and debt service.

     During the first quarter of 2003, net cash used in operating activities was $18.6 million compared with net cash provided by operating activities of $6.7 for the first quarter of 2002. The increase in cash used by operating activities primarily is due to increases in inventory, and decreases in accounts payables and accrued liabilities from December 28, 2002 to March 29, 2003.

     The Company's accounts receivable from continuing operations at March 29, 2003 decreased $3.4 million. This decrease primarily is the result of a reduction in credit sales and improved collection efforts.

     The Company's inventory balance at March 29, 2003 decreased $9.6 million or 19.1% when compared to the balance at December 28, 2002. This decrease primarily is also the result of a reduction in the number of distribution facilities and the Company's goal to improve inventory management. Accounts payable and accrued liabilities at March 29, 2003 decreased approximately $0.8 million from December 28, 2002.

     The Company's capital expenditures consist primarily of the construction of product storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company also may make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. In the first three months of 2003, the Company spent approximately $1.4 on capital expenditures, compared to $0.3 million for the same period in 2002. Under the Merrill Credit Agreement, capital expenditures during 2003 are currently limited to $6.0 million. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

     At March 29, 2003 the Company operated 52 sales and distribution centers and 11 component manufacturing facilities compared with 93 sales and distribution facilities and 16 component manufacturing facilities at March 30, 2002. The reduction in facilities is due to the Lanoga Sale as well as other sales and consolidation of facilities that took place during this period. At March 29, 2003, there were no material commitments to third parties for future capital expenditures.

     The Company maintained excess availability under the Merrill Credit Agreement throughout the first quarter of 2003. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In these same periods, the Company typically reaches its peak utilization of its revolving credit agreement because of the increased inventory and receivables needed for the peak building season. At March 29, 2003, the Company had outstanding borrowings under the Merrill Credit Agreement of $49.0 million, the minimum availability requirement was $15.0 million and the unused availability was $35.8 million.

Senior Subordinated Debt

     On February 26, 2003, the Company completed its offer to exchange its new Senior Secured Notes due 2005 for any and all of its outstanding 11 5/8% Senior Subordinated Notes due 2003. The Company accepted for the exchange all $42.8 million of Senior Subordinated Notes validly tendered in exchange for an equal principal amount of Senior Secured Notes. The tendered notes represented approximately 67% of the Senior Subordinated Notes outstanding as on February 26, 2003. The Senior Secured Notes, which bear interest at 11 5/8% per annum from the date of issuance through December 15, 2003 and at 18% per annum thereafter, are secured by liens on the Company's owned real estate and equipment. These liens are junior to the liens securing amounts payable under the Company's new senior credit facility.

     Concurrent with the closing of the exchange offer, the indenture governing the outstanding Senior Subordinated Notes was amended to remove or modify many of the restrictive covenants. Those restrictions included (but were not limited to) certain limitations on transactions with affiliates, dividend payments, changes in control, and sales of assets. In addition, the Senior Secured notes permit the Company to call the notes, at its option, at declining discounts starting at 15%.

     In March 2003, the Company redeemed $5.9 million of the outstanding Senior Secured Notes for a gain of $0.9 million, recorded in other operating income on the Company's Statement of Operations.

     The Company continues to carry Senior Subordinated Notes due in December 2003 of approximately $21.1 million. Sufficient liquidity to meet these obligations when they come due is contingent on a number of risk factors, as discussed in Item 1 of the Company's 2002 Form10-K.

Revolving Credit Facility

     Concurrent with the Exchange Offer, on February 26, 2003, the Company completed a refinancing of its Fleet Credit Agreement and term notes existing under the prior Amended and Restated Credit Agreement dated December 13, 2000 and entered into the new Merrill Credit Agreement dated February 26, 2003. The total commitment was reduced from the original $251.7 million ($200 million revolving line of credit and $51.7 million of term notes) to $125 million ($100 million revolving line of credit and $25 million of term notes). The Merrill Credit Agreement expires on February 26, 2007, and the term notes are now due February 26, 2007, with quarterly repayments beginning May 31, 2003.

     As of March 29, 2003, there was $49.0 million outstanding under the Merrill Credit Agreement of which $24.0 million was revolving credit and $25.0 million was term notes. The spread on prime rate borrowings under the Merrill agreement ranges from 1.25% to 2.00% over prime for revolving loans and 2.00% to 2.75% over prime under the term notes. The spread for LIBOR based borrowing ranges from 2.50% to 3.25% over LIBOR for revolving loans and 3.25% to 4.00% over LIBOR for term notes. The spread over the prime or LIBOR rates is determined based upon the Company's Fixed Charge Coverage Ratio, as defined under the Merrill Credit Agreement. The Company's base rate on revolving loans, 6.00% at March 29, 2003 and 5.50% at March 30, 2002, included an interest spread over prime of 1.75% and 0.75%, respectively. The Company's LIBOR borrowing rate on revolving loans, 3.81% at March 29, 2003 and 4.63% at March 30, 2002, included an interest spread over LIBOR of 2.50% and 2.75%, respectively. The Company's weighted average interest rates on revolver loans were 7.59% and 7.22% as of 0March 29, 2003 and March 30, 2002, respectively.

     The Merrill Credit Agreement limits the level of capital expenditures for each annual period, while allowing for reinvestment of proceeds on asset sales. The company is also subject to certain minimum levels of EBITDA, as defined within the Credit Agreement. Availability is generally limited to 85% of eligible accounts receivable and 60% of eligible inventory. For the first six months from inception of this agreement, minimum availability is required to be $15 million. As of March 29, 2003 unused availability was $35.8 million.

     Under the Merrill Credit Agreement, a commitment fee of .375% to .5% is payable on the unused revolving credit amount. Ranges of fees are determined based upon the aforementioned Fixed Charge Coverage Ratio, as defined under the Credit Agreement. As of March 29, 2003, the Company was in compliance with all of its then existing covenants.

     As a result of (i) the Company's failure to deliver to the lenders its fiscal 2002 audited financial statements by March 30, 2003 and (ii) as of April 4, 2003, Riverside Group Inc. and J. Steven Wilson ceasing between them to own at least 25% of the Company's outstanding common stock and Imagine Investments, Inc. owning a greater percentage of such shares than Riverside and Mr. Wilson, certain events of default arose under the Merrill Credit Agreement. Such defaults were simultaneously waived by the lenders and the Credit Agreement was amended in certain respects, including the addition of a provision which permits the Company to make the severance payment to Mr. Wilson. In connection with such waiver and amendments, the Company paid to the lenders a fee of $312,500.

Net Operating Loss Carryforwards

     The Company has net operating loss carryforwards available to offset future taxable income of approximately $22.4 million expiring in the years 2011 through 2021. A change in control of the Company, for tax purposes, may limit the Company's ability to utilize these carryforwards.

                          WICKES INC. AND SUBSIDIARIES

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information of the Company's Quantitative and Qualitative Disclosures About Market Risk, please see the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 2002.


Item 4. CONTROLS AND PROCEDURES

     The Company has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of March 29, 2003. There have been no significant changes in the internal controls or other factors that could significantly affect internal controls subsequent to March 29, 2003.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

      (a)      None
      (b)      None
      (c)      None
      (d)      None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a)      Exhibits

               Exhibit 99.1  Certification of Chief Executive Officer
               Exhibit 99.2  Certification of Chief Financial Officer


      (b)      Reports on Form 8-K

               A Current Report on Form 8-K dated January 23, 2003 was filed under Item 5 disclosing that the expiration date of the exchange offer relating to the Company's Senior Subordinated Notes due 2003 had been extended.

               A Current Report on Form 8-K dated February 4, 2003 was filed under Item 5 disclosing the resignation of two board members.

               A Current Report on Form 8-K dated February 14, 2003 was filed under Item 5 disclosing the total appraised value of the real property securing the new Senior Secured Notes due 2005.

               A Current Report on Form 8-K dated February 20, 2003 was filed under Item 5 disclosing that the expiration date of the exchange offer had been extended.

               A Current Report on Form 8-K dated February 26, 2003 was filed under Item 5 disclosing that the Company successfully completed its offer to exchange its new Senior Secured Notes due 2005 for its outstanding 11 5/8 percent Senior Subordinated Notes due 2003. The Company also completed the refinancing of the Fleet
               Credit   facility  with  the  proceeds  of  the  Merrill   Credit
               Agreement.

               A Current Report on Form 8-K dated February 20, 2003 was filed under Item 9 disclosing a Standard & Poor's rating change dated February 27, 2003, stating that the Standard & Poor's Ratings Services lowered its corporate credit rating on Wickes Inc. to 'SD' from 'CC'.

               A Current  Report on Form 8-K dated March 5, 2003 was filed under
               Item 5 disclosing that the Company completed its offer to exchange its new Senior Secured Notes due 2005 for any and all of its outstanding 11 5/8% Senior Subordinated Notes due 2003. The Company also completed on that date the refinancing of its senior credit facility with the proceeds of a new $125,000,000 senior credit facility.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WICKES INC.




                                     By:   /s/ Jim O'Grady
                                           ---------------
                                           Jim O'Grady
                                           President and Chief Executive Officer



                                     By:   /s/ James A. Hopwood
                                           --------------------
                                           James A. Hopwood
                                           Senior Vice President and
                                           Chief Financial Officer


Date:  May 13, 2003

                            SECTION 302 CERTIFICATION
                            -------------------------

I, Jim O'Grady, certify that:


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

Date: May 13, 2003                  Signature: /s/ Jim O'Grady
      ------------                             ---------------
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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

b) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


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

Date: May 13, 2003                  Signature: /s/ James A. Hopwood
      ------------                             --------------------
                                               Senior Vice President and
                                               Chief Financial Officer

                                                                    Exhibit 99.1
                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jim O'Grady, President and Chief Executive Officer of Wickes Inc. (the "Registrant") hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) the Quarterly Report on Form 10-Q for the period ending March 29, 2003 as filed with/submitted to the U.S. Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  May 13, 2003


                                           /s/ Jim O'Grady
                                           ---------------
                                           Jim O'Grady,
                                           President and Chief Executive Officer









     A signed original of this written statement required by Section 906 has been provided to Wickes Inc. and will be retained by Wickes Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 99.2

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, James A. Hopwood, Senior Vice President and Chief Financial Officer of Wickes Inc. (the "Registrant") hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) the Quarterly Report on Form 10-Q for the period ending March 29, 2003 as filed with/submitted to the U.S. Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  May 13, 2003

                                                       /s/ James A. Hopwood
                                                       --------------------
                                                       James A. Hopwood,
                                                       Senior Vice President and
                                                       Chief Financial Officer







     A signed original of this written statement required by Section 906 has been provided to Wickes Inc. and will be retained by Wickes Inc. and furnished to the Securities and Exchange Commission or its staff upon request.