Form 10-Q
period 2003-06-28
WICKES INC
filed 2003-08-18
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                 Commission File
For the Quarterly Period Ended       June 28, 2003               Number  1-14967
                               ------------------------          ---------------



                                   WICKES INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                               36-3554758
---------------------------------------                     --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois                           60061
------------------------------------------------                      ----------
(Address of principal executive offices)                              (Zip Code)



                                  847-367-3400
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.           Yes_X_    No __

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act)   Yes ___ No _X_

As of July 31, 2003, the Registrant had 8,307,984 shares of Common Stock, par value $.01 per share outstanding.


                          WICKES INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                         Page
                                                                                         Number
                                                                                         ------

PART I.              FINANCIAL INFORMATION

  Item 1.            Financial Statements

          Condensed  Consolidated  Balance  Sheets  (Unaudited)  June 28,  2003,
          December 28, 2002, and June 29, 2002                                              3

          Condensed  Consolidated  Statements of Operations  (Unaudited) for the
          three and six months ended June 28, 2003 and June 29, 2002                        4


          Condensed Consolidated  Statements of Cash Flows (Unaudited) - for the
          six months ended June 28, 2003 and June 29, 2002                                  5

          Notes to Condensed Consolidated Financial Statements (Unaudited)                  6

  Item 2.            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                   19

  Item 3.            Quantitative and Qualitative Disclosures about
                     Market Risk                                                           34

  Item 4.            Controls and Procedures                                               34

PART II.             OTHER INFORMATION

  Item 1.            Legal Proceedings                                                     35

  Item 2.            Changes in Securities and Use of Proceeds                             35

  Item 6.            Exhibits and Reports on Form 8-K                                      35



                          WICKES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               June 28, 2003, December 28, 2003 and June 29, 2002
                      (in thousands except per share data)
                                   (UNAUDITED)





                                                                               June 28,   December 28,        June 29,
                                                                                 2003         2002              2002
                                                                           ------------    -----------    ------------
                                     ASSETS


Current assets:
    Cash                                                                   $         30    $        40    $        161
    Accounts receivable, less allowance for doubtful
       accounts of $1,854 in June 2003, $1,919 in December 2002
       and $1,403 in June 2002                                                   55,426         56,094          62,486
    Note receivable from affiliate                                                    -              -             425
    Inventory, net                                                               52,918         50,170          62,292
    Deferred tax assets                                                               -          5,720           8,457
    Prepaid expenses and other assets                                             7,361          5,619           5,934
    Assets of discontinued operations                                                 -              -          58,478
                                                                           ------------    -----------    ------------
        Total current assets                                                    115,735        117,643         198,233
                                                                           ------------    -----------    ------------

Property, plant and equipment, net                                               35,417         37,971          42,472
Trademark                                                                             -              -           5,856

Deferred tax assets                                                                   -         13,775          16,344
Rental equipment (net of accumulated depreciation of $1,465 in June
      2003, $1,475 in December 2002 and $1,587 in June 2002)                        774          1,021           1,250
Goodwill                                                                              -              -          12,229
Other assets (net of accumulated amortization of $6,446 in June
     2003, $5,911 in 2002, and $5,357 in June 2002)                               6,020          3,577           4,783
Assets of discontinued operations                                                     -              -          11,989
                                                                           ------------    -----------    ------------
        Total assets                                                       $    157,946    $   173,987    $    293,156
                                                                           ============    ===========    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                   $     22,998    $    28,107    $     10,096
    Accounts payable                                                             30,134         23,824          34,062
    Accrued liabilities                                                          12,392         16,256          12,174
    Liabilities of discontinued operations                                            -              -          23,766
                                                                           ------------    -----------    ------------
      Total current liabilities                                                  65,524         68,187          80,098
                                                                           ------------    -----------    ------------

Long-term debt, less current maturities                                          99,539         67,363         184,391
Other long-term liabilities                                                       2,310          2,407           2,587
Liabilities of discontinued operations                                                -              -             680

Stockholders' equity:
    Common stock, $0.01 par (8,307,984 at June 2003 and December 2002,
        and 8,288,845 shares at June 2002 issued and outstanding)                    83             83              83
    Additional paid-in capital                                                   87,173         87,173          87,155
    Accumulated deficit                                                         (96,683)       (51,226)        (61,838)
                                                                           ------------    -----------    ------------
     Total stockholders' (deficit) equity                                        (9,427)        36,030          25,400
                                                                           ------------    -----------    ------------
     Total liabilties and stockholders' (deficit) equity                   $    157,946    $   173,987    $    293,156
                                                                           ============    ===========    ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (in thousands except share and per share data)



                                                                                    Three Months Ended     Six Months Ended
                                                                                   June 28,    June 29,   June 28,   June 29,
                                                                                     2003       2002       2003        2002
                                                                                   ---------   --------   --------   ---------

Net sales                                                                        $  127,605  $ 160,546  $ 228,654   $ 295,940
Cost of sales                                                                       101,962    126,268    182,436     234,057
                                                                                  ---------   --------   --------   ---------

    Gross profit                                                                     25,643     34,278     46,218      61,883
                                                                                  ---------   --------   --------   ---------

Selling, general and administrative expenses                                         30,005     30,765     58,365      58,947
Depreciation                                                                            969      1,064      1,934       2,283
Provision for doubtful accounts                                                         259        320        438         766
Store closing costs and other charges                                                 3,709        785      5,015       1,747
Other operating income                                                                 (117)    (1,784)    (1,284)     (2,212)
                                                                                  ---------   --------   --------   ---------
                                                                                     34,825     31,150     64,468      61,531
                                                                                  ---------   --------   --------   ---------
 (Loss) income from continuing operations before interest and taxes                  (9,182)     3,128    (18,250)        352

Interest expense                                                                      3,673      4,115      7,131       8,491
                                                                                  ---------   --------   --------   ---------
    Loss from continuing operations before income taxes                             (12,855)      (987)   (25,381)     (8,139)

Income tax expense (benefit)                                                         24,491       (225)    19,691      (2,909)
                                                                                  ---------   --------   --------   ---------
    Loss from continuing operations                                                 (37,346)      (762)   (45,072)     (5,230)

(Loss) income from discontinued operations, net of taxes of $2,004 and
   $2,419 for the three and six months ended in 2002                                   (385)     3,102       (385)      3,745
                                                                                  ---------   --------   --------   ---------

Net (loss) income                                                                $  (37,731) $   2,340  $ (45,457)  $  (1,485)
                                                                                  =========   ========    =======     =======

Loss from continuing operations per common share-basic and diluted               $    (4.50) $   (0.09) $  ( 5.43)  $   (0.63)
                                                                                  =========   ========    =======    ========

(Loss) income from discontinued operations per common share-basic and diluited   $    (0.04) $    0.37  $   (0.04)  $    0.45
                                                                                  =========   ========    =======    ========

Net (loss) income per common share-basic and diluted                             $    (4.54) $    0.28  $   (5.47)  $   (0.18)
                                                                                  =========   ========    =======    ========

Weighted average common shares-basic                                              8,307,984  8,288,761  8,307,984   8,286,837
                                                                                  =========  =========  =========   =========

Weighted average common shares-diluted                                            8,307,984  8,459,051  8,307,984   8,402,471
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

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                       Six Months Ended
                                                                                       ----------------
                                                                                 June 28,        June 29,
                                                                                   2003            2002
                                                                               ------------    ------------

Cash flows from operating activities:
    Net loss                                                                 $      (45,457)  $      (1,485)
    Adjustments to reconcile net loss to
       net cash (used in) provided by operating activities:
    Loss (income) from discontinued operations                                          385          (3,745)
    Depreciation                                                                      2,467           2,938
    Gain on early retirement of debt                                                   (879)              -
    Amortization of deferred financing costs                                          1,354             772
    Provision for doubtful accounts                                                     438             766
    Loss (gain) on sale of assets and other items                                       231          (1,261)
    Deferred income taxes                                                            19,347            (641)
    Changes in assets and liabilities, net of assets sold
       Increase in accounts receivable                                               (8,599)         (1,866)
       (Increase) decrease in inventory                                              (2,885)          9,423
       Increase (decrease) in accounts payable and accrued liabilities                2,349          (1,400)
       Increase in prepaids and other assets                                         (1,833)         (1,439)
                                                                               ------------    ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                 (33,082)          2,062
                                                                               ------------    ------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                         (2,033)           (488)
  Proceeds from the sale of property, plant and equipment                             1,983           3,909
  Proceeds from sale of business                                                      8,829               -
                                                                               ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                             8,779           3,421
                                                                               ------------    ------------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving line of credit                       33,301          (5,574)
    Retirements of long-term debt                                                    (4,980)              -
    Term loan repayments                                                               (375)         (2,349)
    Debt issuance costs                                                              (3,653)              -
                                                                               ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  24,293          (7,923)
                                                                               ------------    ------------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                              -           2,448
                                                                               ------------    ------------
NET DECREASE IN CASH                                                                    (10)         (2,440)
Cash at beginning of period                                                              40             153
                                                                               ------------    ------------
CASH AT END OF PERIOD                                                        $           30   $         161
                                                                               ============    ============
Supplemental schedule of cash flow information:
     Interest paid                                                           $        5,262   $       8,341
     Income taxes paid                                                       $          670   $         469


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

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Management is instituting and executing a series of plans and actions designed to improve the Company's operating results and cash flows and to strengthen the Company's financial position. These plans include cost reductions resulting from store closures and headcount reductions at headquarters, targeted reductions in operating expenses and optimization of the Company's real estate portfolio. In addition, the Company may seek to secure the necessary funds through the sale of additional equity, through borrowings, or through an exchange or restructuring of the Company's existing debt obligations.

     Management believes that implementation of its plans to improve operations and cash flows, coupled with the amendments of the financial covenants contained in the Credit Agreement and the securing of additional funds or exchange or restructuring of its existing debt obligations, will allow the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company's lenders will waive any future violations of the Credit Agreement that may occur or agree to future amendments of the Credit Agreement or that the Company can obtain additional funding from beyond that noted above or any other external source.


     Under certain scenarios, the Company may not generate sufficient cash from operations to pay the principal amount of the Senior Subordinated Notes when due and , therefore, the Company may seek to secure such funds through the sale of additional equity, through borrowings, or through an exchange or restructuring of the Company's existing debt obligations, as noted above. There is no assurance that the Company will be able to obtain such funds or whether such funds can be obtained on terms acceptable to the Company, or whether an exchange or restructuring is feasible, which raises doubt about the Company's ability to continue as a going concern. Except for a valuation allowance against the Company's deferred tax assets, these financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that could result should the Company be unable to continue as a going concern.


     In addition, the Company was not in compliance with certain of its financial and informational covenants contained in the Merrill Credit Agreement dated February 26, 2003 (the "Credit Agreement") which provides for a term loan facility and revolving credit agreement (See additional discussion in Note 3 to the condensed consolidated financial statements). The Company has obtained limited waivers of non-compliance with such financial and informational covenants from the requisite lenders under the Credit Agreement. The amendments to the Credit Agreement waived such defaults and among other things, revised and set as applicable, financial covenant targets for fiscal years 2003 - 2006.



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



                                                      Three Months Ended           Six Months Ended
                                                    June 28,      June 29,      June 28,      June 29,
                                                      2003          2002          2003          2002
                                                   -----------   -----------    ----------    ----------


Loss from continuing operations (as reprted)           (37,346)         (762)      (45,072)       (5,230)

Add: Stock based compensation cost included
  in determination of compensation expense                                10                          21
Deduct: Stock based compensation under the
  fair-value method for all awards, net of tax             (21)          (33)          (42)          (65)
                                                   -----------   -----------    ----------    ----------
Adjusted loss from continuing operations               (37,367)         (785)      (45,114)       (5,274)

(Loss) income from discontinued operations                (385)        3,102          (385)        3,745

Net (loss)  income (as reported)                       (37,731)        2,340       (45,457)       (1,485)
Adjusted net (loss) income                             (37,752)        2,317       (45,499)       (1,530)

Earnings per share:
Basic:
Loss from continuing operations (as reported)            (4.50)        (0.09)        (5.43)        (0.63)
Adjusted loss from continuing operations                 (4.50)        (0.09)        (5.43)        (0.64)

Income (loss) from discontinued operations               (0.04)         0.37         (0.04)         0.45

Net income (loss)  (as reported)                         (4.54)         0.28         (5.47)         0.18
Adjusted net income (loss)                               (4.54)         0.28         (5.48)         0.18

Diluted:
Loss from continuing operations (as reported)            (4.50)        (0.09)        (5.43)        (0.63)
Adjusted loss from continuing operations                 (4.50)        (0.09)        (5.43)        (0.64)

(Loss) income from discontinued operations               (0.04)         0.37         (0.04)         0.45

Net income (loss) (as reported)                          (4.54)         0.28         (5.47)         0.18
Adjusted net income (loss)                               (4.54)         0.27         (5.48)         0.18


   Share Data
   ----------

     The Company issued 7,260 shares of Common Stock to members of its board of directors in lieu of cash compensation during the six months ended June 29, 2002. The Company did not issue shares of Common Stock to members of its board of directors in lieu of cash compensation during the six months ended June 28, 2003.

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


2. Discontinued Operations
   -----------------------

     On December 16, 2002 the Company sold substantially all of the assets of its operations in Wisconsin and Northern Michigan to Lanoga Corporation (the "Lanoga Sale") for a sales price of $104.7 million. These operations were considered discontinued operations under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets".

     In the first six months of 2003, the Company received additional proceeds of $8.8 million related to the settlement of amounts held in escrow as of December 28, 2002. The remaining escrow amounts of $1.8 million are expected to be settled by June 2004.

     The Company is subject to indemnification claims for certain environmental issues related to the properties sold to Lanoga. The Company's exposure in these claims ranges from $0.3 to $0.4 million. As of June 28, 2003, the Company has recorded $0.3 million as part of discontinued operations in the Statement of Operations. It is the Company's position that the amount of exposure should be at the low end of the range and it will vigorously pursue this position.

     Sales and income from discontinued operations for the three and six months ended June 29, 2002 were as follows:


                                             Three months ended    Six months ended
                                                  June 29,            June 29,
                                                    2002                2002
                                                  --------            --------


        Sales                                    $  74,064           $ 124,494
        Income before income taxes                   5,106               6,164
        Tax provision                                2,004               2,419
        Income from discontinued operations          3,102               3,745


     The major classes of assets and liabilities of discontinued operations sold were as follows (in thousands):


                                                  June 29,
                                                    2002
                                                   -----

        Cash                                  $       11

        Accounts receivable                       26,451
        Inventory                                 31,858
        Deferred tax assets                         (227)
        Prepaid expenses and other assets            385
                                                  ------
          Total current assets                    58,478
                                                  ------
        Property, plant and equipment             11,331
        Deferred tax assets                          215
        Rental equipment                             445
        Other assets                                  (2)
                                                  ------
          Total assets                            70,467
                                                  ------

        Accounts payable                          19,870
        Accrued liabilities                        3,896
                                                 -------
          Total current liabilities               23,766
        Other long-term liabilities                  680
                                                  ------
          Total liabilities                       24,446
                                                  ------
          Net assets                          $   46,021
                                                  ======




3. LONG-TERM DEBT
   --------------

     Long-term debt is comprised of the following (in thousands):

                                                  June 28,           June 29,
                                                    2003               2002
                                                    -----              -----

        Revolving credit facility:
           Revolving notes                      $  39,815        $    94,324
           Term notes                              24,625             36,207
        Senior subordinated notes                  21,123             63,956
        Senior secured notes                       36,974                  -
        Less current maturities                   (22,998)           (10,096)
                                                   ------             ------
        Total long-term debt                    $  99,539        $   184,391
                                                   ------             ------

   Senior Subordinated Debt
   ------------------------

     On February 26, 2003, the Company completed its offer to exchange ("Exchange Offer') its Senior Secured Notes due 2005 for any and all of its outstanding 11 5/8% Senior Subordinated Notes due 2003. The Company accepted for the exchange all $42.8 million of Senior Subordinated Notes validly tendered in exchange for an equal principal amount of Senior Secured Notes. The tendered notes represented approximately 67% of the Senior Subordinated Notes outstanding as of February 26, 2003. The Senior Secured Notes, which bear interest at 11 5/8% per annum from the date of issuance through December 15, 2003 and at 18% per annum thereafter, are secured by subordinated liens on the Company's owned real estate and equipment. These liens are junior to the liens securing amounts payable under the Company's senior credit facility (see "Revolving Credit Facility" below).

     Concurrent with the closing of the exchange offer, the indenture governing the outstanding Senior Subordinated Notes was amended to remove or modify many of the restrictive covenants. Those restrictions included (but were not limited to) certain limitations on transactions with affiliates, dividend payments, changes in control, and sales of assets. In addition, the Senior Secured Notes permit the Company to call the senior secured notes, at its option, at declining discounts starting at 15% on December 15, 2003.

     In March 2003, the Company redeemed outstanding Senior Secured Notes aggregating $5.9 million face value for $5.0 million. The resulting gain of $0.9 million was recorded in other operating income on the Company's Statement of Operations.

     The Company continues to carry Senior Subordinated Notes due in December 2003 of approximately $21.1 million. Sufficient liquidity to meet these obligations and the interest obligations on the Senior Secured Notes when they come due is contingent on a number of risk factors, as discussed in Item 1 of the Company's 2002 Form10-K. The Company does not believe it will generate sufficient cash from operations to pay the principal amount of the Senior Subordinated Notes when due. The Company may seek to secure the necessary funds through the sale of additional equity, through borrowings or both. There is no assurance that the Company will be able to obtain such funds or whether such funds can be obtained on terms acceptable to the Company. If the Company secures additional funds through the issuance of additional equity securities, the Company's existing stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares and the terms and conditions of the issuance, any new equity securities could have rights, preferences, or privileges senior to those of the Company's common stock. If the Company secured funds through additional borrowings, the terms and conditions of such borrowings could be more onerous to the Company than the terms and conditions of the Company's existing senior subordinated notes or other existing borrowings. The Company also believes that even if the principal amount of the Senior Subordinated Notes are paid it will need to increase revenues to generate sufficient cash to pay the increase in interest in its Senior Secured Notes to 18%, effective December 15, 2003. In addition, the Company has retained an investment bank, Brown Gibbons Lang & Company, to assist in finalizing the Company's plans to improve its capital structure with the objective of providing longer term sustainability.

   Revolving Credit Facility
   -------------------------

     Concurrent with the Exchange Offer, on February 26, 2003, the Company completed a refinancing of its Fleet Credit Agreement and term notes and entered into the new Credit Agreement dated February 26, 2003 with Merrill Lynch ("Merrill Credit Agreement"). The total commitment was reduced from the original $251.7 million ($200 million revolving line of credit and $51.7 million of term notes) to $125 million ($100 million revolving line of credit and $25 million of term notes). The Merrill Credit Agreement expires on February 26, 2007, and the term notes are now due February 26, 2007, with quarterly repayments beginning May 31, 2003.

     On March 28, 2003, the Company requested the lenders to extend the due date for delivery of certain Deposit Account Control Agreements, as defined by the Merrill Credit Agreement with certain local bank deposit accounts maintained by the Company. The lenders agreed to amend (First Amendment) the Credit Agreement to extend delivery of these agreements until May 31, 2003.

     As a result of (i) the Company's failure to deliver to the lenders its fiscal 2002 audited financial statements by March 30, 2003 and (ii) as of April 4, 2003, Riverside Group Inc. and J. Steven Wilson ceasing between them to own at least 25% of the Company's outstanding common stock and Imagine Investments, Inc. owning a greater percentage of such shares than Riverside and Mr. Wilson, certain events of default arose under the Merrill Credit Agreement. Such defaults were simultaneously waived by the lenders and the Credit Agreement was amended (Second Amendment) in certain respects, including the addition of a provision which permitted the Company to make a severance payment to Mr. Wilson and placed a limitation on the Company's ability to repurchase, redeem or retire Senior Subordinated Notes. In connection with such waiver and amendments, the Company paid to the lenders a fee of $312,500.

     On May 31, 2003 the  Merrill  Credit  Agreement  was again  amended  (Third
Amendment) whereby the lenders agreed to (i) to reduce the revolving loan commitment by $15.0 million and (ii) extend the due date to August 31, 2003 for the delivery of Deposit Account Control Agreements with respect to certain deposit accounts maintained by the Company. The Company received a refund of $112,500 of the original closing fees pursuant to this amendment.

     As of June 28, 2003, the Company was in compliance with its bank covenants with the exception of its minimum EBITDA requirement. On August 15, 2003, the lenders agreed to waive the default of its minimum EBITDA requirement and amend the levels of EBITDA as defined within the Credit Agreement (Fourth Amendment). In addition, it amended the original credit agreement to include a prepayment of term loan of $1.5 million by September 20, 2003, less any prepayment from the proceeds of the sale of certain real estate. Further, the agreement requires that the Company maintain minimum availability of $15 million for the remainder of the agreement and a 25 basis point increase in interest spreads. In connection with such waiver and amendments, the Company paid to the lenders a fee of $100,000.

     As of June 28, 2003 there was $64.4 million outstanding under the Merrill Credit Agreement of which $39.8 million was revolving credit and $24.6 million was term notes. The spread on prime rate borrowings under the Merrill agreement ranges from 1.25% to 2.00% over prime for revolving loans and 2.00% to 2.75% over prime under the term notes. The spread for LIBOR based borrowing ranges from 2.50% to 3.25% over LIBOR for revolving loans and 3.25% to 4.00% over LIBOR for term notes. The spread over the prime or LIBOR rates is determined based upon the Company's Fixed Charge Coverage Ratio, as defined under the Merrill
Credit Agreement. However, an event of default could increase each of the Company's prime and LIBOR margins by 25 basis points. The Company's base rate on revolving loans, 6.00% at June 28, 2003 and 5.50% at June 29, 2002, included an interest spread over prime of 1.75% and 0.75%, respectively. The Company's LIBOR borrowing rate on revolving loans, 4.12% at June 28, 2003 and 4.58% at June 29, 2002, included an interest spread over LIBOR of 3.00% and 2.75%, respectively. The Company's weighted average interest rates on revolver loans were 7.23% and 6.45% for the six months ended June 28, 2003 and June 29, 2002, respectively.

     The Merrill Credit Agreement limits the level of capital expenditures for each annual period, while allowing for reinvestment of proceeds on asset sales. The Company is also subject to certain minimum levels of EBITDA, as defined within the Credit Agreement. Availability is generally limited to 85% of eligible accounts receivable and 60% of eligible inventory. As of June 28, 2003 unused availability was $27.7 million and, under the Merrill Agreement as amended, minimum availability is required to be $15 million for the remainder of the agreement. Therefore, the Company held $12.7 million of excess availability as of June 28, 2003 after all reserves and minimums were deducted.

     Under the Merrill Credit Agreement, a commitment fee of .375% to .5% is payable on the unused revolving credit amount. Ranges of fees are determined based upon the aforementioned Fixed Charge Coverage Ratio, as defined under the Credit Agreement.

   Aggregate Maturities
   --------------------

     The Senior Subordinated Notes totaling $21.1 million mature on December 15, 2003. The Senior Secured Note totaling $37.0 million mature on July 29, 2005. The term portion of the revolving credit facility requires quarterly principal payments totaling approximately $0.8 million in fiscal 2003, $2.6 million in fiscal 2003, $3.4 million in fiscal 2005, $3.5 million in fiscal 2006 and $14.4 in fiscal 2007.




4. INCOME TAXES
   ------------

     The Company recorded a $29.6 million charge to establish a valuation allowance for its net deferred tax assets including net operating loss carry forwards during the second quarter of 2003. These conclusions were reached largely due to the uncertainty around the Company's ability to utilize certain operating loss carry forwards based on the Company's operating results in the most recent three-year period and doubt about the Company's ability to continue as a going concern, which represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109 "Accounting for Income Taxes".

     The Company will be required to maintain a full valuation allowance for its net deferred tax assets and net operating loss carry forwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for state and local provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

     The income tax expense from continuing operations for the three-month period ended June 28, 2003 was $24.5 million, which is comprised of $29.6 million disclosed above offset by the impact of a $5.1 million benefit generated during the second quarter, which was fully provided for. Income tax expense from continuing operations for the three month period ended June 29, 2002 was $0.2 million. The Company's effective tax rate from continuing operations for the three-month period ended June 29, 2002 was 22.8% which includes franchise taxes and non-deductible items of $0.1 million.

     Income tax expense from continuing operations for the six-month period ended June 28, 2003 was $19.7 million, which is comprised of the $29.6 million charge and a benefit of $9.9 million. Income tax expense from continuing operations was $2.9 million for the same period in the prior year, which included franchise taxes and non-deductible items of $0.1 million. The Company's effective tax rate from continuing operations for the six-month period ended June 29, 2002 was 35.7%.

     On July 22, 2003, as a result of Bradco Supply and its affiliates increasing their common stock holdings in the Company above 15% of total shares outstanding, an ownership change occurred as per Internal Revenue Code Section
382. A change in control, for tax purposes, could limit the Company's ability to utilize its net operating loss carry-forwards.

5. COMMITMENTS AND CONTINGENCIES
   -----------------------------

     At June 28, 2003, the Company had accrued approximately $425,000 for remediation of certain environmental and product liability matters.

     Many of the sales and distribution facilities presently and formerly operated by the Company at one time contained underground petroleum storage tanks. All such tanks known to the Company and located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time. As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company, the remediation of which the Company could, under certain circumstances, be held responsible. Since 1988, the Company has incurred approximately $2.3 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past six years.

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

     The Company is one of many defendants in approximately 670 actions, each of which seeks unspecified damages, primarily in Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 522 similar actions for insignificant amounts, and another 362 of these actions have been dismissed. None of these suits have made it to trial.

     Losses in excess of the $425,000 reserved as of June 28, 2003 are possible, but a reasonable estimate of these amounts cannot be made.

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


6. EARNINGS PER SHARE
   ------------------

     The Company calculates earnings per share in accordance with SFAS 128. In periods where net losses are incurred, dilutive common stock equivalents are not used in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. For the three and six month periods ended June 29, 2002, common stock equivalents of approximately 116,000 shares were included in calculating diluted weighted average shares outstanding. Common stock equivalents for the same periods of 1,282 were excluded from earnings per share as they were anti-dilutive. In addition, options to purchase 255,532 and 440,000 shares of common stock at June 28, 2003 and June 29, 2002, respectively, had an exercise price greater than the average market price.


7. RELATED PARTY TRANSACTIONS
   --------------------------

     At March 29, 2003, approximately 34% of the Company's outstanding shares of common stock were owned by Riverside Group, Inc. and approximately 13% was owned by Imagine Investments, Inc. and its parent, Stone Investments, Inc. On April 4, 2003, Imagine Investments, Inc. acquired 2,797,743 common shares of Wickes Inc. previously owned by Riverside Group, Inc. and an option to purchase an additional 53,700 shares. As of this date, Imagine Investments, Inc. and its affiliates beneficially owned approximately 47.3% of the Company's outstanding common stock.

     At June 29, 2002, the Company held a promissory note from Riverside of $425,000 including accrued interest. As of December 28, 2002 the Company had not received payment for the principal and accrued interest, and therefore provided a reserve for the outstanding balance.

     For the six months ended June 28, 2003, the Company paid approximately $420,000, compared to approximately $547,000 for the six months ended June 29, 2002, in reimbursements to affiliates of the Company's former Chairman of the Board and President primarily for use of a corporate aircraft as well as office space and office support services.

8. STORE CLOSINGS
   --------------

     Pursuant to certain initiatives to improve performance and reduce under-performing assets, the Company has closed or consolidated seven locations during the first six months of 2003. The Company incurred costs of approximately $3.2 million related to severance benefits paid to senior executives and an additional 66 headquarters and 86 field personnel. In addition the Company has incurred $1.8 million in property and other carrying costs that primarily include insurance, maintenance / repair and lease commitments. During the first six months of 2002 the Company sold seven locations and consolidated one location. Employee severance costs for 74 employees and property and other carrying costs incurred during the first six months of 2002 were $1.0 million and $0.7 million respectively. The following is a summary of the activity in the reserve balances from December 29, 2001 through June 29, 2002 and from December 28, 2002 through June 28, 2003 (in thousands):



                                                     Employee      Property and
                                                    Separation    Other Carrying
                                                      Costs           Costs         Total
                                                      ------          ------       ------


       Accrual balance at December 28, 2002          $   385         $    15      $   400
       1st Qtr Store closing and other costs             610             701        1,311
       1st Qtr Related payments                         (848)           (671)      (1,519)
                                                      ------          ------        -----
       Accrual balance at March 29, 2003             $   147         $    45      $   192
       2nd Qtr Store closing and other costs           2,550           1,066        3,616
       2nd Qtr Related payments                       (2,353)         (1,039)      (3,392)
                                                      ------          ------       ------
       Accrual balance at June 28, 2003              $   344         $    72      $   416

       Accrual balance at December 29, 2001              139             286          425
       1st Qtr Store closing and other costs             763             199          962
       1st Qtr Related payments                         (827)           (363)      (1,190)
                                                      ------          ------       ------
       Accrual balance at March 30, 2002             $    75         $   122      $   197
       2nd Qtr Store closing and other costs             252             533          785
       2nd Qtr Related payments                         (327)           (583)        (910)
                                                      ------          ------       ------
       Accrual balance at June 29, 2002              $     0         $    72      $    72


     The costs incurred to liquidate the inventory has been included in cost of sales on the Company's financial statements. The costs of reserving for bad debt, write-offs and subsequent collections, has been included in provision for doubtful accounts. All other costs are included in store closing costs.

9. SUBSEQUENT EVENTS
   -----------------

     On July 22, 2003, as a result of Bradco Supply and its affiliates increasing their common stock holdings in the Company above 15% of total shares outstanding, an ownership change occurred as per Internal Revenue Code Section
382. A change in control, for tax purposes, may limit the Company's ability to utilize its net operating loss carry-forwards. The Company is in the process of determining the impact of this event, if any, to the financial statements.

     As of June 28, 2003, the Company was in compliance with its bank covenants with the exception of its minimum EBITDA requirement. On August 15, 2003, the lenders agreed to waive the default of its minimum EBITDA requirement and amend the levels of EBITDA as defined within the Credit Agreement. In addition, it (1) amended the original credit agreement to include a prepayment of term loan of $1.5 million by September 20, 2003, less any prepayment from the proceeds of the sale of certain real estate and(2)increased the interest rate on the Company's revolving loans by 25 basis points. In connection with such waiver and amendments, the Company paid to the lenders a fee of $100,000.

                          WICKES INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Annual Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

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

     Among the factors that could cause actual results to differ materially are the following: effects of seasonality and cyclicality; effects of competition; interest rates and the Company's ability to service and comply with the terms of its debt; lumber prices; the success of the Company's operational initiatives and the outcome of the contingencies discussed in Note 5.

     Under certain scenarios, the Company may not generate sufficient cash from operations to pay the principal amount of the Senior Subordinated Notes when due and, therefore, the Company may seek to secure such funds through the sale of additional equity, through borrowings, or through an exchange or restructuring of the Company's existing debt obligations, as noted above. There is no assurance that the Company will be able to obtain such funds or whether such funds can be obtained on terms acceptable to the Company, or whether an exchange or restructuring is feasible, which raises doubt about the Company's ability to continue as a going concern. Except for a valuation allowance against the Company's deferred tax assets, these financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that could result should the Company be unable to continue as a going concern.

                                  INTRODUCTION

     Wickes Inc. and its consolidated subsidiaries ("Wickes" or the "Company") is a leading supplier of lumber, building materials and manufactured building components in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors and, to a lesser extent, project do-it-yourself consumers involved in major home improvement projects. At June 28, 2003, the Company operated 52 sales and distribution facilities and 11 component manufacturing facilities in 19 states in the Midwest, Northeast, and South.

     The Company's mission is to be the premier provider of building materials and services and manufactured building components to the professional segments of the building and construction industry.

     The Company focuses on the professional builder and contractor market. The Company targets five customer groups: the production or volume builder; the custom builder; the tradesman; the repair and remodeler; and the commercial developer. Its marketing approach encompasses three channels of distribution: large metropolitan markets, smaller rural markets, and Wickes Direct. These channels are supported by the Company's network of building component manufacturing facilities. In large metropolitan markets, the Company serves the national, regional, and large local builder in larger markets with a total solutions approach and specialized services. In smaller rural markets, the Company provides the smaller building professional in less-populous markets with tailored products and services. Wickes Direct provides materials flow and logistics management services to commercial customers. The Company also serves building professionals through its network of 11 component manufacturing facilities that produce value-added, wood framed wall panels, roof and floor truss systems, and pre-hung interior and exterior doors.

                              RESULTS OF OPERATIONS

     In fiscal 2002, the Company sold 31 distribution centers and 4 component plants to Lanoga Corporation (the "Lanoga Sale"). The operations included in the transaction were treated as discontinued operations in accordance with statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or
Disposal of Long-lived Assets." The results of these operations have been reclassified as discontinued operations for the three and six-month periods ended June 28, 2002.

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated. The table below, and the subsequent discussion of the results of operations, has been adjusted to exclude those operations reclassified as discontinued operations that were part of the Lanoga Sale. (See additional discussion in Note 2 to the condensed consolidated financial statements.)


                                   Three Months Ended       Six Months Ended
                                   ------------------       ----------------
                                   June 28,   June 29,     June 28,   June 29,
                                     2003       2002         2003       2002
                                     ----       ----         ----       ----

Net sales                           100.0%     100.0%       100.0%     100.0%
Gross profit                         20.1%      21.4%        20.2%      20.9%
Selling, general and
  administrative expense             23.5%      19.2%        25.5%      19.9%
Depreciation                          0.8%       0.7%         0.8%       0.8%
Provision for doubtful accounts       0.2%       0.2%         0.2%       0.3%
Store closing costs                   2.9%       0.5%         2.2%       0.6%
Other operating income               (0.1)%     (1.1)%       (0.6)%     (0.7)%
(Loss) income from operations
before interest and taxes            (7.2)%      1.9%        (8.0)%      0.1%


     The Company's results of operations are historically affected by, among other factors, interest rates, lumber prices, housing starts and weather conditions. In general, this year's weather conditions were comparable with last year with the exception of late season snow storms this year which the Company believes postponed sales activity in the first quarter and severely damaged one of the Company's component facilities. The Company's weighted average rate of interest on revolver loans increased to 7.23% during the first six months of 2003 compared to 6.45% for the same period last year. The first six months results were negatively affected by lower commodity lumber prices, down 3.1% from last year. Housing starts nationally were up 2.2% in the first half of 2003, however in the Company's primary markets, the Northeast, Midwest, and South, starts were down 6.2%, up 0.4% and down 1.3%, from housing starts in the first half of 2002, respectively.

     Losses from continuing operations for the six months ended June 28, 2003 and June 29, 2002 were $45.1 million and $5.2 million, respectively.

                    Three Months Ended June 28, 2003 Compared with the Three Months Ended June 29, 2002

     The following discussion is based on the results of continuing operations of the Company. The Lanoga Sale, which is treated as discontinued operations, has been excluded from prior year's results. (See Note 2 to the consolidated financial statements.)

    Net Sales
    ---------

     Net sales for the second quarter of 2003 decreased 20.5%, to $127.6 million compared to $160.5 million for the second quarter of 2002. The sales decrease primarily was attributable to a $21.9 million decline in sales from closed locations (excluding discontinued operations) and a 9.0% decline in same store sales. Total sales to building professionals represented 93.5% of total sales in the second quarter of 2003, compared with 93.3% in 2002. Housing starts in the Company's primary markets, the Northeast, Midwest, and South, starts were down 6.5%, up 4.6% and down 2.8%, from housing starts in the second quarter of 2002, respectively.

     The Company believes that sales decreases for the three months ended June 28, 2003 primarily resulted from a decline in the number of locations, uncertain economic conditions and lumber deflation. The Company estimates that the effect of lumber deflation for the second quarter of 2003 decreased total sales by approximately $2.1 million compared with the same period last year. Lumber and building materials increased to 85.9% of total sales in the second quarter of 2003 compared with 84.2% in 2002.

     Products that exhibited the greatest change in sales dollars for the quarter ended June 28, 2003 versus the comparable prior year period were: lumber and plywood (down 25.2%), doors and windows (down 13.5%), trusses and engineered wood products (down 13.4%), roofing (down 22.3%) and mouldings (down 23.7%).

   Gross Profit
   ------------

     Gross profit decreased to $25.6 million in the second quarter of 2003 from $34.3 million in the second quarter of 2002, an $8.6 million or 25.2% decrease. Gross profit as a percentage of sales declined to 20.1% in the second quarter compared to a gross profit percentage of 21.4% in the second quarter of 2002. The Company believes that the decrease in gross profit dollars resulted primarily from the reduction in sales as discussed above. Of the Company's major product lines, building materials accounted for approximately 34.8% of total
Company sales, up from 32.4% last year, however, gross margin percentage for these products decreased to 19.6% from 21.9% last year.

   Selling, General and Administrative Expense ("SG&A")
   ----------------------------------------------------

     SG&A expense decreased approximately $0.8 million to $30.0 million in the second quarter of 2003 from $30.8 million in the second quarter of 2002. As a percentage of sales, SG&A increased to 23.5% of net sales in the second quarter of 2003 compared with 19.2% of net sales in the second quarter of 2002. The increase as a percentage of sales primarily is due to the decrease in sales as well as overhead costs which remained high until reductions were completed late in the second quarter to re-align overhead with the reduction in locations. Reductions in labor costs and other overhead costs were partially offset by the Company's move from co-operative marketing and cost recovery programs to purchase based rebate programs in 2003, professional fees due to the company's exchange offer, and an accrual for certain anticipated litigation costs. As a percentage of sales, salaries, taxes and benefits increased by 140 basis points, elimination of a cost recovery rebate program resulted in an increase of 80 basis points and office and professional fees increased 120 basis points.

   Depreciation
   ------------

     Depreciation decreased to $1.0 million for the second quarter of 2003 compared to $1.1 million for the same period in 2002.


   Provision for Doubtful Accounts
   -------------------------------

     The provision for doubtful accounts was basically unchanged at approximately $0.3 million in the second quarter of 2003. The Company continues to strive to improve its collection efforts and reduce credit exposure and bad debts.


   Store Closing Costs
   -------------------

     Pursuant to certain initiatives to improve performance and reduce under-performing assets, the Company consolidated seven sales and distribution centers during the first quarter of 2003. There were no closings in the second quarter of 2003, however the Company did incur severance costs of approximately $2.6 million related to severance benefits paid to senior executives and an additional 57 headquarters and 43 field personnel in a plan to re-align overhead costs with the number of remaining locations. In addition, the Company incurred approximately $1.1 million in property and other carrying costs that primarily include insurance, maintenance / repair and lease commitments. During the second quarter of 2002, the Company sold two distributions centers and incurred $0.3 million and $0.5 million related to severing ten employees and property and other carrying costs, respectively. The following is a summary of the activity in the reserve balances from March 29, 2003 through June 28, 2003 and March 30, 2002 through June 29, 2002 (in thousands):

                                                     Employee     Property and
                                                    Separation   Other Carrying
                                                      Costs           Costs         Total
                                                      ------          ------        ------

       Accrual balance at March 29, 2003             $   147         $    45       $   192
       2nd Qtr Store closing and other costs           2,550           1,066         3,616
       2nd Qtr Related payments                       (2,353)         (1,039)       (3,392)
                                                      ------          ------        ------
       Accrual balance at June 28, 2003              $   344         $    72       $   416

       Accrual balance at March 30, 2002             $    75         $   122       $   197
       2nd Qtr Store closing and other costs             252             533           785
       2nd Qtr Related payments                         (327)           (583)         (910)
                                                      ------          ------        ------
       Accrual balance at June 29, 2002              $     0         $    72       $    72


   Other Operating Income
   ----------------------

     Other operating income for the second quarter of 2003 was income of $0.1 million compared with income of $1.8 million for the second quarter 2002. Other operating income primarily includes gains on early retirement of debt, the sales or disposals of property, plant and equipment, service charges assessed customers on past due accounts receivables, and casualty gains/losses. The decrease in 2003 primarily is due to a $0.2 million write-down of certain assets to their net realizable value, compared to a gain in 2002 from the sale of real estate that resulted in a gain of approximately $1.3 million.

   Interest Expense
   ----------------

     In the second quarter of 2003, interest expense decreased to $3.6 million from $4.1 million during the second quarter of 2002. The Company's weighted average rate of interest on all debt increased to 10.3% during the second quarter of 2003 compared to 7.7% for the same period last year. The weighted average rate of interest increased as a result of using an effective or average interest rate of 16.5% for the Senior Secured Notes issued in February of 2003. See additional discussion at Note 4 to the consolidated financial statements and in Liquidity and Capital Resources included in Managements Discussion and Analysis. The Company's average debt levels decreased by 39.6% from second quarter 2002 to second quarter 2003. This decrease in outstanding debt primarily is due to the use of proceeds from the Lanoga Sale to pay down the revolving credit facility.

    Income Taxes
    ------------

     The Company recorded a $29.6 million charge to establish a valuation allowance for its net deferred tax assets including net operating loss carry forwards during the second quarter of 2003. These conclusions were reached largely due to the uncertainty around the Company's ability to utilize certain operating loss carry forwards based on the Company's operating results in the most recent three-year period and doubt about the Company's ability to continue as a going concern, which represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109 "Accounting for Income Taxes".

     The Company will be required to maintain a full valuation allowance for its net deferred tax assets and net operating loss carry forwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for state and local provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

     The income tax expense from continuing operations for the three-month period ended June 28, 2003 was $24.5 million, which differs from the $29.6 million disclosed above due to the impact of a $5.1 million benefit generated during the second quarter, which was fully provided for. Income tax expense from continuing operations for the three month period ended June 29, 2002 was $0.2 million. The Company's effective tax rate from continuing operations for the three-month period ended June 29, 2002 was 22.8% which includes franchise taxes and non-deductible items of $0.1 million.


                     Six Months Ended June 28, 2003 Compared
                     with the Six Months Ended June 29, 2002


     The following discussion is based on the results of continuing operations of the Company. The Lanoga Sale, which is treated as discontinued operations, has been excluded from prior year's results. (See Note 2 to the condensed consolidated financial statements.)


   Net Sales
   ---------

     Net sales for the first six months of 2003 decreased $67.3 million, or 22.7%, to $228.7 million from $295.9 million in the first six months of 2002. The sales decrease primarily was attributable to a $43.3 million decline in sales from closed locations (excluding discontinued operations) and a 12.3% decline in same store sales. Total sales to building professionals represented 93.9% of total sales, compared to 93.6% for the same quarter last year. Housing starts in the Company's primary markets, the Northeast, Midwest, and South, starts were down 6.2%, up 0.4% and down 1.3%, from housing starts in the first half of 2002, respectively.

     The Company believes that sales decreases for the six months ended June 28, 2003 primarily resulted from a decline in the number of locations, late season snow storms in the first quarter, uncertain economic conditions, internal reorganizations and lumber deflation. The Company estimates that the effect of lumber deflation for the first six months of 2003 decreased total sales by approximately $4.8 million compared with the same period last year. Lumber and building materials increased to 85.8% of total sales in the first six months of 2003 compared with 84.0% for the same period in 2002.

     Products that exhibited the greatest change in sales dollars for the six months ended June 28, 2003 versus the comparable prior year period were: lumber and plywood (down 28.0%), doors and windows (down 15.7%), trusses and engineered wood products (down 13.8%) and roofing (down 26.4%).

   Gross Profit
   ------------

     Gross profit decreased $15.6 million to $46.2 million or 20.2% of net sales for 2003 compared with $61.9 million or 20.9% of net sales for 2002. The Company believes that deflation in lumber and drywall prices decreased the dollar value of gross profit by approximately $1.0 million for the six months ended June 28, 2003. During the first half of 2003, the Company closed or consolidated seven facilities and recorded a charge to gross profit of $0.5 million for inventory liquidation costs. Of the Company's major product lines, building materials accounted for approximately 36.2% of total Company sales, up from 33.5% last year, however, gross margin percentage for these products decreased to 20.4% from 21.7% last year.

   Selling, General, and Administrative Expense
   --------------------------------------------

     SG&A expense decreased $0.6 million or 1.0% to $58.4 million in 2003 compared with $58.9 million in 2002. As a percentage of net sales, SG&A increased to 25.5% in the first six months of 2003, compared with 19.9% of net sales in the first six months of 2002. The increase as a percentage of sales primarily is due to the decrease in sales as well as overhead costs which remained high until reductions were completed late in the second quarter to re-align overhead with the reduction in locations. In addition, the Company moved from co-operative marketing and cost recovery programs to purchase based rebate programs in 2003 and has accrued for certain anticipated litigation costs. As a percentage of sales, salaries, taxes and benefits increased by 220 basis points, change to purchase base rebate program increased SG&A expense by 105 basis points and office and professional fees increased 117 basis points.

   Depreciation
   ------------

     Depreciation costs decreased approximately $0.4 million to $1.9 million in the first six months of 2003, compared with $2.3 million in the first six months of 2002. As a percentage of sales, depreciation costs compared to last year were flat.

   Provision for Doubtful Accounts
   -------------------------------

     Provision for doubtful accounts decreased to approximately $0.4 million or 0.2% of sales in the first six months of 2003 from approximately $0.8 million or 0.3% of sales for the first six months of 2002. Approximately $64,000 of provision for doubtful accounts related to closed locations in this period, compared to $168,000 for the same period last year.

   Store Closing Costs and Other Charges
   -------------------------------------

     Pursuant to certain initiatives to improve performance and reduce under-performing assets, the Company has closed or consolidated seven locations during the first six months of 2003. The Company incurred costs of approximately $3.2 million related to severance benefits paid to senior executives and an additional 66 headquarters and 86 field personnel. In addition the Company has incurred $1.8 million in property and other carrying costs that primarily include insurance, maintenance / repair and lease commitments. During the first six months of 2002 the Company sold seven locations and consolidated one location. Employee severance costs for 74 employees and property and other carrying costs incurred during the first six months of 2002 were $1.0 million and $0.7 million respectively. The following is a summary of the activity in the reserve balances from December 29, 2001 through June 29, 2002 and from December 28, 2002 through June 28, 2003 (in thousands):


                                                   Employee       Property and
                                                  Separation     Other Carrying
                                                      Costs           Costs         Total
                                                      ------          ------        ------

       Accrual balance at December 28, 2002          $   385         $    15       $   400
       1st Qtr Store closing and other costs             610             701         1,311
       1st Qtr Related payments                          848             671         1,519
                                                      ------          ------        ------
       Accrual balance at March 29, 2003             $   147         $    45       $   192
       2nd Qtr Store closing and other costs           2,550           1,066         3,616
       2nd Qtr Related payments                        2,353           1,039         3,392
                                                      ------          ------        ------
       Accrual balance at June 28, 2003              $   344         $    72       $   416

       Accrual balance at December 29, 2001              139             286           425
       1st Qtr Store closing and other costs             763             199           962
       1st Qtr Related payments                          827             363         1,190
                                                      ------          ------        ------
       Accrual balance at March 30, 2002             $    75         $   122       $   197
       2nd Qtr Store closing and other costs             252             533           785
       2nd Qtr Related payments                          327             583           910
                                                      ------          ------        ------
       Accrual balance at June 29, 2002              $     0         $    72       $    72


   Other Operating Income
   ----------------------

     Other operating income decreased to approximately $1.3 million in the first six months of 2003, compared with $2.2 million in the first six months of 2002. Other operating income primarily includes the gain on the early retirement of debt, sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivable, and casualty losses. During the first six months of 2002, the Company sold seven facilities for a net gain of $1.3 million, while in the first six months of 2003 the Company recorded a $0.9 million gain on the early retirement of debt partially offset by write-down of certain assets to their net realizable value.

   Interest Expense
   ----------------

     Interest expense decreased to $7.1 million in the first six months of 2003 from $8.5 million in the first six months of 2002. Interest expense in 2003 includes a charge for the write-off of a portion of debt issue costs related to the Fleet Credit Agreement of $0.5 million. The Company's weighted-average interest rate on all outstanding borrowings increased to 10.7% during this period, compared to 8.2% for the comparable period last year. The weighted average interest rate was affected by the increase in the effective or average interest rate of 16.5% attributed to the Senior Secured Notes issued in February 2003. See additional discussion at Note 4 to the consolidated financial statements and in Liquidity and Capital Resources included in Managements Discussion and Analysis. The Company's average debt levels decreased by 43.5% from first half of 2002 to first half 2003. This decrease in outstanding debt primarily is due to the use of proceeds from the Lanoga Sale to pay down the revolving credit facility.

   Income Taxes
   ------------

     The Company recorded a $29.6 million charge to establish a valuation allowance for its net deferred tax assets including net operating loss carry forwards during the second quarter of 2003. These conclusions were reached largely due to the uncertainty around the Company's ability to utilize certain operating loss carry forwards based on the Company's operating results in the most recent three-year period and doubt about the Company's ability to continue as a going concern, which represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS 109 "Accounting for Income Taxes".

     The Company will be required to maintain a full valuation allowance for its net deferred tax assets and net operating loss carry forwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for state and local provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.


     The income tax expense from continuing operations for the six-month period ended June 28, 2003 was $19.7 million, which differs from the $29.6 million disclosed above due to the impact of a $9.9 million benefit generated during the six month period, which was fully provided for. Income tax expense from continuing operations for the six-month period ended June 29, 2002 was $2.9 million which included franchise taxes and non-deductible items of $0.1 million. The Company's effective tax rate from continuing operations for the six-month period ended June 29, 2002 was 35.7%.

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

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of working capital and liquidity are income from operations and borrowings under its credit facility. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed in paragraph three of Item 2: Management Discussion and Analysis. The Company's primary need for capital resources is to finance inventory, accounts receivable, improvements to plant property and equipment, insurance reserves and debt service.

     During the first six months of 2003, net cash used in operating activities was $33.1 million compared with net cash provided by operating activities of $2.1 for the first six months of 2002. The increase in cash used in operating activities primarily is due to net losses for the period and increases in inventory and accounts receivable from December 28, 2002 to June 28, 2003.

     The Company's accounts receivable from continuing operations at June 28, 2003 increased $8.6 million. This increase primarily is the result of the seasonal increase in sales.

     The Company's inventory balance at June 28, 2003 increased $2.9 million or 5.5% when compared to the balance at December 28, 2002. This increase primarily is also the result of the seasonal increase in sales. Accounts payable and accrued liabilities at June 28, 2003 increased approximately $2.3 million from December 28, 2002.

     The Company's capital expenditures consist primarily of the construction of product storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company also may make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. In the first six months of 2003, the Company spent approximately $2.0 million on capital expenditures, compared to $0.5 million for the same period in 2002. Under the Merrill Credit Agreement, capital expenditures during 2003 are currently limited to $6.0 million. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.


     At June 28, 2003 the Company operated 52 sales and distribution centers and 11 component manufacturing facilities compared with 91 sales and distribution facilities and 24 component manufacturing facilities at June 29, 2002. The reduction in facilities is due to the Lanoga Sale as well as other facility sales and consolidations that took place during this period. At June 28, 2003, there were no material commitments to third parties for future capital expenditures.

     The Company maintained excess availability under the Merrill Credit Agreement throughout the first six months of 2003. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In these same periods, the Company typically reaches its peak utilization of its revolving credit agreement because of the increased inventory and receivables needed for the peak building season. At June 28, 2003, the Company had outstanding borrowings under the Merrill Credit Agreement of $64.4 million, the minimum availability requirement was $15.0 million and the unused availability was $27.7 million. Therefore, as of June 28, 2003 after all reserves and minimums, the Company had $12.7 million of excess availability

   Senior Subordinated Debt
   ------------------------

     On February 26, 2003, the Company completed its offer to exchange its new Senior Secured Notes due 2005 for any and all of its outstanding 11 5/8% Senior Subordinated Notes due 2003. The Company accepted for the exchange all $42.8 million of Senior Subordinated Notes validly tendered in exchange for an equal principal amount of Senior Secured Notes. The tendered notes represented approximately 67% of the Senior Subordinated Notes outstanding as of February 26, 2003. The Senior Secured Notes, which bear interest at 11 5/8% per annum from the date of issuance through December 15, 2003 and at 18% per annum thereafter, are secured by subordinated liens on the Company's owned real estate and equipment. These liens are junior to the liens securing amounts payable under the Company's senior credit facility.

     Concurrent with the closing of the exchange offer, the indenture governing the outstanding Senior Subordinated Notes was amended to remove or modify many of the restrictive covenants. Those restrictions included (but were not limited to) certain limitations on transactions with affiliates, dividend payments, changes in control, and sales of assets. In addition, the Senior Secured notes permit the Company to call the senior secured notes, at its option, at declining discounts starting at 15% on December 15, 2003.

     In March 2003, the Company redeemed outstanding Senior Secured Notes aggregating $5.9 million face value for $5.0 million. The resulting gain of $0.9 million was recorded in other operating income on the Company's Statement of Operations.

     The Company continues to carry Senior Subordinated Notes due in December 2003 of approximately $21.1 million. Sufficient liquidity to meet these obligations and the interest obligations on the Senior Secured Notes when they come due is contingent on a number of risk factors, as discussed in Item 1 of the Company's 2002 Form10-K. The Company does not believe it will generate sufficient cash from operations to pay the principal amount of the Senior Subordinated Notes when due. The Company may seek to secure the necessary funds through the sale of additional equity, through borrowings or both. There is no assurance that the Company will be able to obtain such funds or whether such funds can be obtained on terms acceptable to the Company. If the Company secures additional funds through the issuance of additional equity securities, the Company's existing stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares and the terms and conditions of the issuance, any new equity securities could have rights, preferences, or privileges senior to those of the Company's common stock. If the Company secured funds through additional borrowings, the terms and conditions of such borrowings could be more onerous to the Company than the terms and conditions of the Company's existing senior subordinated notes or other existing borrowings. The Company also believes that even if the principal amount of the Senior Subordinated Notes are paid it will need to increase revenues to generate sufficient cash to pay the increase in interest in its Senior Secured Notes to 18%, effective December 15, 2003. In addition, the Company has retained an investment bank, Brown Gibbons Lang & Company, to assist in finalizing the Company's plans to improve its capital structure with the objective of providing longer term sustainability.

   Revolving Credit Facility
   -------------------------

     Concurrent with the Exchange Offer, on February 26, 2003, the Company completed a refinancing of its Credit Agreement with Fleet and term notes and entered into the new Credit Agreement dated February 26, 2003 with Merrill Lynch ("Merrill Credit Agreement"). The total commitment was reduced from the original $251.7 million ($200 million revolving line of credit and $51.7 million of term notes) to $125 million ($100 million revolving line of credit and $25 million of term notes). The Merrill Credit Agreement expires on February 26, 2007, and the term notes are now due February 26, 2007, with quarterly repayments beginning May 31, 2003.

     On March 28, 2003, the Company requested the lenders to extend the due date for delivery of certain deposit account control agreements with certain local bank deposit accounts maintained by the borrow. The lenders agreed to amend (First Amendment) the Credit Agreement to extend delivery of these agreements until May 31, 2003.

     As a result of (i) the Company's failure to deliver to the lenders its fiscal 2002 audited financial statements by March 30, 2003 and (ii) as of April 4, 2003, Riverside Group Inc. and J. Steven Wilson ceasing between them to own at least 25% of the Company's outstanding common stock and Imagine Investments, Inc. owning a greater percentage of such shares than Riverside and Mr. Wilson, certain events of default arose under the Merrill Credit Agreement. Such defaults were simultaneously waived by the lenders and the Credit Agreement was amended (Second Amendment) in certain respects, including the addition of a provision which permitted the Company to make a severance payment to Mr. Wilson and placed a limitation on the Company's ability to repurchase, redeem or retire Senior Subordinated Notes. In connection with such waiver and amendments, the Company paid to the lenders a fee of $312,500.

     On May 31, 2003 the Merrill Credit Agreement was again amended (Third Amendment) whereby the lenders agreed to (i) amend the Credit Agreement in order to reduce the revolving loan commitment by $15.0 million and (ii) extend the due date to August 31, 2003 for the delivery of Deposit Account Control Agreements with respect to certain deposit accounts maintained by the Company. The Company received a refund of $112,500 of the original closing fees pursuant to this amendment.

     As of June 28, 2003, the Company was in compliance with its bank covenants with the exception of its minimum EBITDA requirement. On August 15, 2003, the lenders agreed to waive the default of its minimum EBITDA requirement and amend the levels of EBITDA as defined within the Credit Agreement (Fourth Amendment). In addition, it amended the original credit agreement to include a prepayment of term loan of $1.5 million by September 20, 2003, less any prepayment from the proceeds of the sale of certain real estate. Further, the agreement requires that the Company maintain minimum availability of $15 million throughout the remainder of the agreement and a 25 basis point increase in interest spreads. In connection with such waiver and amendments, the Company paid to the lenders a fee of $100,000.

     As of June 28, 2003 there was $64.4 million outstanding under the Merrill Credit Agreement of which $39.8 million was revolving credit and $24.6 million was term notes. The spread on prime rate borrowings under the Merrill agreement ranges from 1.25% to 2.00% over prime for revolving loans and 2.00% to 2.75% over prime under the term notes. The spread for LIBOR based borrowing ranges from 2.50% to 3.25% over LIBOR for revolving loans and 3.25% to 4.00% over LIBOR for term notes. The spread over the prime or LIBOR rates is determined based upon the Company's Fixed Charge Coverage Ratio, as defined under the Merrill
Credit Agreement. However, an event of default could increase each of the Company's prime and LIBOR margins by 25 basis points. The Company's base rate on revolving loans, 6.00% at June 28, 2003 and 5.50% at June 29, 2002, included an interest spread over prime of 1.75% and 0.75%, respectively. The Company's LIBOR borrowing rate on revolving loans, 4.12% at June 28, 2003 and 4.58% at June 29, 2002, included an interest spread over LIBOR of 3.00% and 2.75%, respectively. The Company's weighted average interest rates on revolver loans were 7.23% and 6.45% for the six months ended June 28, 2003 and June 29, 2002, respectively.

     The Merrill Credit Agreement limits the level of capital expenditures for each annual period, while allowing for reinvestment of proceeds on asset sales. The Company is also subject to certain minimum levels of EBITDA, as defined within the Credit Agreement. Availability is generally limited to 85% of eligible accounts receivable and 60% of eligible inventory. As of June 28, 2003 unused availability was $27.7 million and, under the Merrill Agreement as amended, minimum availability is required to be $15 million for the remainder of the agreement. Therefore, the Company held $12.7 million of excess availability as of June 28, 2003 after all reserves and minimums were deducted.

     Under the Merrill Credit Agreement, a commitment fee of .375% to .5% is payable on the unused revolving credit amount. Ranges of fees are determined based upon the aforementioned Fixed Charge Coverage Ratio, as defined under the Credit Agreement.

   Net Operating Loss Carryforwards
   --------------------------------

     Though fully provided for, the Company has net operating loss carryforwards available to offset future taxable income of approximately $22.4 million as of December 28, 2002 expiring in the years 2011 through 2021 (see Note 4 to the financial statements and discussion in Item 2). On July 22, 2003, as a result of Bradco Supply and its affiliates increasing their common stock holdings in the Company above 15% of total shares outstanding, an ownership change occurred as per Internal Revenue Code Section 382. A change in control of the Company, for tax purposes, may limit the Company's ability to utilize these carryforwards.

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


Item 4. CONTROLS AND PROCEDURES

     The Company has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 28, 2003. There have been no significant changes in the internal controls or other factors that could significantly affect internal controls subsequent to June 28, 2003.

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

  (a)     None
  (b)     None
  (c)     None
  (d)     None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

  (a)     Exhibits

          4.1(j) Waiver and First Amendment to Credit Agreement, dated April 4, 2003 among Registrant and Merrill Lynch Capital as Lender and Agent for each Lender

          4.1(k) Waiver and Second Amendment to Credit Agreement, dated April 4, 2003 among Registrant and Merrill Lynch Capital as Lender and Agent for each Lender.

          4.1(l) Consent and Third Amendment to Credit Agreement, dated May 31, 2003 among Registrant and Merrill Lynch Capital as Lender and Agent for each Lender.

          4.1(m) Waiver and Fourth Amendment to Credit Agreement dated August 15, 2003 among Registrant and Merrill Lynch Capital as Lender and Agent for each Lender.

          99.1 Certification of Chief Executive Officer

          99.2 Certification of Chief Financial Officer

  (b)     Reports on Form 8-K

          A Current Report on Form 8-K dated April 3, 2003 was filed under Item 5 disclosing that the Company confirmed receiving an unsolicited proposal from Bradco Supply Corporation to acquire all shares of Wickes common stock not owned by Bradco and its affiliate for $1.12 per share.

          A Current Report on Form 8-K dated April 7, 2003 was filed under Item 5 disclosing the acquisition of Wickes common stock by Imagine Investments, Inc. and the resignation of J. Steven Wilson as Chairman and Chief Executive Officer of Wickes. The acquisition resulted in 51% ownership of the Company's outstanding common stock. In addition, Albert Ernest, Jr., a director of Wickes since 1993, resigned from the Company's Board of Directors.

          A Current Report on Form 8-K dated April 16, 2003 was filed under Item 5 disclosing that the Company received notice from Nasdaq that the Company has not regained compliance in accordance with Marketplace Rule 4310 (c) (8) (D). The notice stated that the Company meets initial listing requirements fro the Nasdaq SmallCap Market under Marketplace Rule 4310 (c) (2) (A).

          A Current Report on Form 8-K dated April 21, 2003 was filed under Item 1 disclosing that Imagine Investments, Inc. and its affiliates as current beneficiary owners of 4,308,443 shares of Wickes common stock, or approximately 51.9% of the Company's outstanding shares and, therefore, may be deemed to control Wickes. The item also stated that Robert E. Mulcahy III, a director since 1988, has been appointed
          Chairman of Wickes Inc., and that the Wickes Board of Directors established an Executive Management Committee to oversee the Company's operations on a day-to-day basis.

          A Current Report on Form 8-K dated April 28, 2003 was filed under Item 5 disclosing the election of Jim O'Grady as the new President and Chief Executive Officer of Wickes Lumber.

          A Current Report on Form 8-K dated June 13, 2003 was filed under Item 5 disclosing that the Company was notified by Nasdaq that it has regained compliance with Marketplace Rule 42.10 (c) (4), which requires a minimum bid price of $1.00 per share and that this compliance matter is closed.

          A Current Report on Form 8-K dated July 15, 2003 was filed under Item 5 disclosing the resignation of Frederick H. Schultz from his positions on the Company's Board of Directors.

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


Date:  August 15, 2003

                            SECTION 302 CERTIFICATION
                            -------------------------

I, Jim O'Grady, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Wickes Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures and present in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: August 15, 2003               Signature: /s/ Jim O'Grady
      ---------------                          ---------------
                                               President and
                                               Chief Executive Officer

                            SECTION 302 CERTIFICATION
                            -------------------------

I, James Hopwood, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Wickes Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

b) designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures and present in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


Date: August 15, 2003               Signature: /s/ James A. Hopwood
      ---------------                          --------------------
                                               Senior Vice President and
                                               Chief Financial Officer

                                                                    Exhibit 99.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jim O'Grady, President and Chief Executive Officer of Wickes Inc. (the "Registrant") hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) the Quarterly Report on Form 10-Q for the period ending June 28, 2003 as filed with/submitted to the U.S. Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  August 15, 2003


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

                                                                    Exhibit 99.2

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, James A. Hopwood, Senior Vice President and Chief Financial Officer of Wickes Inc. (the "Registrant") hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) the Quarterly Report on Form 10-Q for the period ending June 28, 2003 as filed with/submitted to the U.S. Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  August 15, 2003

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