Form 10-Q
period 2003-09-27
WICKES INC
filed 2003-11-17
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                 Commission File
For the Quarterly Period Ended       September 27, 2003          Number  1-14967
                                     -------------------                --------


                                   WICKES INC.
                                   -----------
             (Exact name of registrant as specified in its charter)


               Delaware                                              36-3554758
---------------------------------------                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois                        60061
------------------------------------------------                        -----
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

As of October 31, 2003, the Registrant had 8,307,985 shares of Common Stock, par value $.01 per share outstanding.



                          WICKES INC. AND SUBSIDIARIES

                                      INDEX

                                                                                         Page
                                                                                        Number
                                                                                        ------

PART I.              FINANCIAL INFORMATION

    Item 1.          Financial Statements

             Condensed  Consolidated Balance Sheets (Unaudited)  September 27,
             2003, December 28, 2002, and September 28, 2002 (As Restated)                 3


             Condensed Consolidated Statements of Operations (Unaudited) for the
             three and nine months ended September 27, 2003 and September 28,
             2002 (As Restated)                                                            4


             Condensed Consolidated Statements of Cash Flows (Unaudited) - for
             the nine months ended September 27, 2003 and September 28, 2002 (As
             Restated)                                                                     5


             Notes to Condensed Consolidated Financial Statements (Unaudited)              6


    Item 2.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                  18

    Item 3.          Quantitative and Qualitative Disclosures about
                     Market Risk                                                          32

    Item 4.          Controls and Procedures                                              32

PART II.         OTHER INFORMATION

    Item 1.          Legal Proceedings                                                    33

    Item 2.          Changes in Securities and Use of Proceeds                            33

    Item 6.          Exhibits and Reports on Form 8-K                                     33



                          WICKES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          September 27, 2003, December 28, 2002 and September 28, 2002
                        (in thousands except share data)
                                   (UNAUDITED)

                                                                             September 27,      December 28,      September 28,
                                                                                 2003               2002               2002
                                                                           ----------------   ----------------   ---------------
                                     ASSETS                                                                       (As Restated,
                                                                                                                   see Note 11)


Current assets:
    Cash                                                                   $             28   $             40   $           142
    Accounts receivable, less allowance for doubtful
     accounts of $1,884 in September 2003, $1,919 in December 2002
     and $1,379 in September 2002                                                    57,475             56,094            57,365
    Note receivable from affiliate                                                        -                  -               436
    Inventory, net                                                                   48,998             50,170            60,034
    Deferred tax assets                                                                   -              5,720             5,372
    Prepaid expenses and other assets                                                 8,177              5,619             6,774
    Assets of discontinued operations                                                     -                  -            61,677
                                                                           ----------------   ----------------   ---------------
        Total current assets                                                        114,678            117,643           191,800
                                                                           ----------------   ----------------   ---------------

Property, plant and equipment, net                                                   34,170             37,971            41,182
Trademark                                                                                 -                  -             5,856

Deferred tax assets                                                                       -             13,775            16,344
Rental equipment (net of accumulated depreciation of
     $1,453 in September 2003, $1,475 in December 2002 and
     $1,542 in September 2002)                                                          695              1,021             1,161
Goodwill                                                                                  -                  -            12,229
Other assets (net of accumulated amortization of $6,992 in September
     2003, $5,911 in 2002, and $5,750 in September 2002)                              5,910              3,577             4,192
Assets of discontinued operations                                                         -                  -            11,963
                                                                           ----------------   ----------------   ---------------
        Total assets                                                       $        155,453   $        173,987   $       284,727
                                                                           ================   ================   ===============

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt                                   $         23,373   $         28,107   $        10,800
    Accounts payable                                                                 34,530             23,824            31,807
    Accrued liabilities                                                              12,915             16,256            10,264
    Liabilities of discontinued operations                                                -                  -            29,082
                                                                           ----------------   ----------------   ---------------
      Total current liabilities                                                      70,818             68,187            81,953
                                                                           ----------------   ----------------   ---------------

Long-term debt, less current maturities                                              95,380             67,363           173,100
Other long-term liabilities                                                           2,001              2,407             2,472
Liabilities of discontinued operations                                                    -                  -               670

Stockholders' equity (deficit):
    Common stock, $0.01 par (8,307,984 at September 2003 and December
     2002 and 8,294,171 shares at September 2002 issued and outstanding)                83                  83               83
    Additional paid-in capital                                                      87,173              87,173           87,164
    Accumulated deficit                                                           (100,002)            (51,226)         (60,715)
                                                                           ---------------    ----------------   ---------------
     Total stockholders' equity (deficit)                                          (12,746)             36,030           26,532
                                                                           ---------------    ----------------   ---------------
     Total liabilties and stockholders' equity (deficit)                   $       155,453    $        173,987   $      284,727
                                                                           ===============    ================   ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (in thousands except share and per share data)



                                                                            Three Months Ended             Nine Months Ended
                                                                         September 27, September 28    September 27, September 28,
                                                                             2003         2002             2003         2002
                                                                          -----------   ----------      -----------   -----------
                                                                                      (As Restated,                 (As Restated,
                                                                                       see Note 11)                  see Note 11)


Net sales                                                                $    144,061   $  153,146       $   372,715   $  449,086
Cost of sales                                                                 116,223      120,484           298,659      354,541
                                                                          -----------   ----------       -----------   ----------

    Gross profit                                                               27,838       32,662            74,056       94,545
                                                                          -----------   ----------       -----------   ----------

Selling, general and administrative expenses                                   26,380       32,116            84,737       92,472
Depreciation                                                                    1,061        1,065             2,997        3,320
Provision for doubtful accounts                                                   266          193               704          961
Store closing costs and other charges                                             570          623             5,590        2,370
Other operating income                                                           (760)        (501)           (2,043)      (2,713)
                                                                          -----------   ----------       -----------   ----------
                                                                               27,517       33,496            91,985       96,410
                                                                          -----------   ----------       -----------   ----------
    Income (loss) from continuing operations before interest and taxes            321         (834)          (17,929)      (1,865)

Interest expense                                                                3,536        2,778            10,666        8,484

                                                                          -----------    ---------       -----------   ----------
    Loss from continuing operations before income taxes                        (3,215)      (3,612)          (28,595)     (10,349)

Income tax expense (benefit)                                                      105       (1,390)           19,796       (3,750)
                                                                          -----------   ----------       -----------   ----------

    Loss from continuing operations                                            (3,320)      (2,222)          (48,391)      (6,599)

 Income (loss) from discontinued operations, net of taxes of $2,159 and
   $4,029 for the three and nine months ended in 2002                               -        3,345              (385)       6,237
                                                                          -----------   ----------       -----------   ----------

Net (loss) income                                                        $     (3,320)  $    1,123      $    (48,776) $      (362)
                                                                          ===========   ==========       ===========   ==========

Loss from continuing operations per common share-basic and diluted       $      (0.40)  $    (0.27)     $      (5.82) $     (0.80)
                                                                          ===========   ==========       ===========   ==========

 Income (loss) from discontinued operations per common share-basic       $          -   $     0.41      $     ( 0.05) $      0.75
                                                                          ===========   ==========       ===========   ==========

 Income (loss) from discontinued operations per common share-diluted     $          -   $     0.39      $     ( 0.05) $      0.74
                                                                          ===========   ==========       ===========   ==========

Net (loss) income per common share-basic                                 $      (0.40)  $     0.14      $      (5.87) $     (0.04)
                                                                          ===========   ==========       ===========   ==========

Net (loss) income per common share-diluted                               $      (0.40)  $     0.13      $      (5.87) $     (0.04)
                                                                          ===========   ==========       ===========   ==========

Weighted average common shares-basic                                        8,307,984    8,293,168         8,307,984    8,288,921
                                                                          ===========   ==========       ===========   ==========

Weighted average common shares-diluted                                      8,307,984    8,520,384         8,307,984    8,423,341
                                                                          ===========   ==========       ===========   ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)



                                                                          Nine Months Ended
                                                                      September 27,  September 28,
                                                                         2003            2002
                                                                   -------------   -------------
                                                                                   (As Restated,
                                                                                    see Note 11)

Cash flows from operating activities:

    Net loss                                                       $     (48,776)   $       (362)
    Adjustments to reconcile net loss to
       net cash (used in) provided by operating activities:
    Loss (income) from discontinued operations                               385          (6,237)
    Depreciation                                                           3,842           4,272
    Gain on early retirement of debt                                        (879)              -
    Amortization of deferred financing costs                               1,979           1,166
    Provision for doubtful accounts                                          704             961
    Gain on sale of assets and other items                                  (159)         (1,253)
    Deferred income taxes                                                 19,495              25
    Changes in assets and liabilities, net of assets sold
       (Increase) decrease in accounts receivable                        (10,914)          3,061
       Decrease in inventory                                                 971          11,482
       Increase in accounts payable and accrued liabilities                6,959             108
       Increase in prepaids and other assets                              (2,637)         (1,998)
                                                                   -------------   -------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (29,030)         11,225
                                                                   -------------   -------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                              (2,300)           (893)
  Proceeds from the sale of property, plant and equipment                  2,524           4,249
  Proceeds from sale of business                                           8,829               -
                                                                     -----------   -------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                  9,053           3,356
                                                                     -----------   -------------

Cash flows from financing activities:
    Net borrowings (repayments) under revolving line of credit            30,205         (10,596)
    Retirements of long-term debt                                         (4,980)              -
    Increase in notes receivable                                               -              (6)
    Term loan repayments                                                  (1,063)         (7,914)
    Debt issuance costs                                                   (4,197)             (6)
                                                                     -----------    ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       19,965         (18,522)
                                                                     -----------    ------------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                   -           3,930
                                                                     -----------    ------------

NET DECREASE IN CASH                                                         (12)            (11)
Cash at beginning of period                                                   40             153
                                                                     -----------    ------------

CASH AT END OF PERIOD                                              $          28   $         142
                                                                     ===========    ============

Supplemental schedule of cash flow information:
     Interest paid                                                 $       7,199   $      10,425
     Income taxes paid                                             $         704   $       1,726


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

     Stock Based Compensation
     ------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value of such instruments. The pronouncement requires companies that choose not to adopt the fair value method of accounting to disclose the pro forma net income and earnings per share under the fair value method. As permitted by SFAS No. 123, the Company elected to continue the intrinsic value method of accounting prescribed by APB Opinion No. 25. As required, the Company has disclosed the pro forma net income (loss) and pro forma income (loss) per share as if the fair value based accounting methods had been used to account for stock-based compensation cost. In addition, the following table presents the pro forma impact (in thousands, except share data) to the Company's financial statements as if the fair value method had been applied:



                                                  Three Months Ended                Nine Months Ended
                                             September 27,   September 28,   September 27,   September 28,
                                                2003            2002             2003            2002
                                              -----------      ----------      ----------      ----------


Loss from continuing operations (as                (3,320)         (2,222)        (48,391)         (6,599)
reported)
Add: Stock based compensation cost included

  in determination of compensation expense              -               9               -              30
Deduct: Stock based compensation under the
  fair-value method for all awards, net of
tax                                                    59              33             101              98


Adjusted loss from continuing operations           (3,379)         (2,246)        (48,492)         (6,667)

Weighted average common shares-basic            8,307,984       8,293,168       8,307,984       8,288,921
Weighted average common shares-diluted          8,307,984       8,520,384       8,307,984       8,423,341

(Loss) income from discontinued operations              -           3,345            (385)          6,237

Net (loss)  income (as reported)                   (3,320)          1,123         (48,776)           (362)

Adjusted net (loss) income                         (3,379)          1,099         (48,877)           (430)

Earnings per share:
Basic:
Loss from continuing operations (as
reported)                                           (0.40)          (0.27)          (5.82)          (0.80)

Adjusted loss from continuing operations            (0.41)          (0.27)          (5.84)          (0.80)


Income (loss) from discontinued operations              -            0.41           (0.05)           0.75


Net income (loss)  (as reported)                    (0.40)           0.14           (5.87)          (0.04)

Adjusted net income (loss)                          (0.41)           0.14           (5.88)          (0.05)

Diluted:
Loss from continuing operations (as
reported)                                           (0.40)          (0.27)           (5.82)          (0.80)

Adjusted loss from continuing operations            (0.41)          (0.27)           (5.84)          (0.80)


(Loss) income from discontinued operations              -            0.39            (0.05)           0.74


Net income (loss) (as reported)                     (0.40)           0.13            (5.87)          (0.04)

Adjusted net income (loss)                          (0.41)           0.13            (5.88)          (0.05)


     Share Data
     ----------

     The Company issued 5,326 and 12,586 shares of Common Stock to members of its board of directors in lieu of cash compensation during the three and nine months ended September 28, 2002. The Company did not issue shares of Common Stock to members of its board of directors in lieu of cash compensation during the three and nine months ended September 27, 2003.

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

     Reclassifications and Eliminations
     ----------------------------------

     Certain  reclassifications  have been made to prior year amounts to conform
to  the  current  presentation.   All  significant   intercompany  balances  and
transactions have been eliminated.


2.   Going Concern
     -------------

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, due to our liquidity condition and continuing operating losses, there is substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that could result should the Company be unable to continue as a going concern.

     The Company does not expect to generate sufficient cash from operations to pay the principal amount of the Company's 11 5/8% Senior Subordinated Notes due 2003 when they mature on December 15, 2003, and, therefore, the Company has offered to exchange the Senior Subordinated Note for either (i) cash and 10% Convertible Notes due 2007 or (ii) 10% Convertible Notes due 2007. If an insufficient number of holders of Senior Subordinated Notes participate in the exchange offer, it is likely the Company will not be able to pay the principal amount and the accrued and unpaid interest due on their maturity date. In that event, an event of default will have taken place under the indenture governing the Senior Subordinated Notes, the Company's senior credit facility and the indenture governing the Company's Senior Secured Notes due 2005, allowing the Company's senior lenders to immediately accelerate the maturity of the indebtedness under the Company's senior credit facility, the Company's Senior Secured Notes and Senior Subordinated Notes. If that were to occur, unless the Company were able to obtain additional financing to repay the senior credit facility, the Senior Secured Notes and the outstanding Senior Subordinated Notes (which the Company believes is highly unlikely), the Company may be forced to petition for relief under the U.S. Bankruptcy Code, or the Company's creditors may file an involuntary petition against the Company.


3.   Discontinued Operations
     -----------------------

     On December 16, 2002 the Company sold substantially all of the assets of its operations in Wisconsin and Northern Michigan to Lanoga Corporation (the "Lanoga Sale") for a sale price of $104.7 million. These operations were considered discontinued operations under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". The standard requires separate presentation of the results of discontinued operations. As such, the results of the three and nine month periods ended September 28, 2002 have been reclassified to conform with this presentation.

     In the first nine months of 2003, the Company received additional proceeds of $8.8 million related to the settlement of amounts held in escrow as of December 28, 2002. The remaining escrow amounts of $1.8 million are expected to be settled by June 2004.

     The Company is subject to indemnification claims for certain environmental issues related to the properties sold to Lanoga. As of September 27, 2003, the Company has recorded $0.3 million as part of discontinued operations in the Statement of Operations, which represents the Company's best estimate of exposure related to these claims.

     Sales and income from discontinued operations for the three and nine months ended September 28, 2002 were as follows:

                                         Three months ended    Nine months ended
                                            September 28,        September 28,
                                                2002                  2002
                                            ------------         ------------



        Sales                              $      84,138         $    208,632
        Income before income taxes                 5,501               10,265
        Tax provision                              2,156                4,029
        Income from discontinued operations        3,345                6,237

     The Company allocated interest expense of its revolving credit agreement and Senior Subordinated Notes to discontinued operations based on the cash proceeds from the sale of these operations required to be used to repay those obligations. Interest expense allocated to discontinued operations was $1.1 million and $3.9 million for the three months and nine months ended September
28, 2002, respectively.

     The major classes of assets and liabilities of discontinued operations were as follows (in thousands):

                                                        September 28,
                                                             2002
                                                        ------------
        Cash                                            $          9
        Accounts receivable                                   29,434
        Inventory                                             29,712
        Deferred tax assets                                    2,295
        Prepaid expenses and other assets                        227
                                                        ------------
          Total current assets                                61,677
                                                        ------------
        Property, plant and equipment                         11,268
        Deferred tax assets                                      215
        Rental equipment                                         472
        Other assets                                               8
                                                         -----------
          Total assets                                        73,640
                                                         -----------

        Accounts payable                                      20,896
        Accrued liabilities                                    8,186
                                                         -----------
          Total current liabilities                           29,082
        Other long-term liabilities                              670
                                                         -----------
          Total liabilities                                   29,752
                                                         -----------
          Net assets                                    $     43,888
                                                         ===========



4.   LONG-TERM DEBT
     --------------

       Long-term debt is comprised of the following (in thousands):


                                              September 27,          December 28,         September 28,
                                                    2003                 2002                  2002
                                              ------------           -----------           -----------

        Revolving credit facility:
           Revolving notes                    $     36,719           $    20,346           $    86,085
           Term notes                               23,937                11,168                33,859
        Senior subordinated notes                   21,123                63,956                63,956
        Senior secured notes                        36,974                     -                     -

        Less current maturities                    (23,373)             (28,107)               (10,800)


                                               ------------           ----------            ----------

        Total long-term debt                  $     95,380           $    67,363           $   173,100
                                               ------------           ----------            ----------





     Senior Subordinated Debt
     ------------------------

     On February 26, 2003, the Company completed its offer to exchange its Senior Secured Notes due 2005 for any and all of its outstanding 11 5/8% Senior Subordinated Notes due 2003. The Company accepted for exchange all $42.8 million of Senior Subordinated Notes validly tendered in exchange for an equal principal amount of Senior Secured Notes. The tendered notes represented approximately 67% of the Senior Subordinated Notes outstanding as of February 26, 2003. The Senior Secured Notes, which bear interest at 11 5/8% per annum from the date of issuance through December 15, 2003 and at 18% per annum thereafter, rank equally with the Company's senior credit facility but are secured by subordinated liens on the Company's owned real estate and equipment. These liens are junior to the liens securing amounts payable under the Company's senior credit facility (see "Revolving Credit Facility" below).

     Concurrent with the closing of the exchange offer, the indenture governing the Senior Subordinated Notes was amended to remove or modify many of the restrictive covenants. Those restrictions included (but were not limited to) certain limitations on transactions with affiliates, dividend payments, changes in control, and sales of assets. In addition, the Senior Secured Notes permit the Company to call the Senior Secured Notes, at its option, at declining discounts starting at 15%.

     In March 2003, the Company redeemed outstanding Senior Secured Notes aggregating $5.9 million face value for $5.0 million. The resulting gain of $0.9 million was recorded in other operating income on the Company's Statement of Operations.

     The Company continues to carry Senior Subordinated Notes due in December 2003 of approximately $21.1 million. (See Note 10 for discussion regarding the Company's current offer to exchange the remaining $21.1 million of notes).

     Revolving Credit Facility
     -------------------------

     Concurrent with the exchange offer, which closed on February 26, 2003, the Company completed a refinancing of its Fleet Credit Agreement and term notes existing under the prior Amended and Restated Credit Agreement dated December 13, 2000 and entered into the new Merrill Credit Agreement dated February 26, 2003. The total commitment was reduced from the original $251.7 million ($200 million revolving line of credit and $51.7 million of term notes) to $125 million ($100 million revolving line of credit and $25 million of term notes). The commitment on the revolving line was reduced again on May 31, 2003 to $85 million. The Merrill Credit Agreement expires on February 26, 2007, and the term notes are now due February 26, 2007.

     As of December 28, 2002 there was $31.5 million outstanding under the Fleet Credit Agreement of which $20.3 million was revolving credit and $11.2 million was term notes. As a result of amendments during the third quarter of fiscal 2003, the spread range on prime rate borrowings under the new agreement temporarily increased to 1.5% to 2.25% over prime for revolving loans and 2.25% to 3.0% over prime under the term notes. These rate ranges are up by 25 basis points from rates negotiated in the original agreement on February 26, 2003. The spread for LIBOR based borrowing increased by the same 25 basis points, and ranges from 2.75% to 3.5% over LIBOR for revolving loans and 3.5% to 4.25% over LIBOR for term notes. These increases were the result of a default caused by the Company's failure to meet required minimum EBITDA levels.

     On August 15, 2003, the lenders agreed to waive the default of the Company's minimum EBITDA requirement and amend the levels of EBITDA as defined within the Credit Agreement (Fourth Amendment). In addition, it amended the original credit agreement to include a $1.5 million prepayment of the term loan by September 30, 2003, less any prepayment from the proceeds of the sale of certain real estate. Also, it increased interest rate spreads by 25 basis points and amended the original credit agreement to state that without prior written consent of required lenders, in no event will the proceeds of the revolving loans be used to consummate (i) any redemption or purchase of Senior Subordinated Notes due 2003 or (ii) any voluntary redemption or purchase of Senior Secured Notes due 2005. In connection with such waiver and amendments, the Company paid to the lenders a fee of $100,000.

     As of September 27, 2003, the Company met the minimum EBITDA levels and the interest rate ranges from the original agreement entered into on February 26, 2003 have been restored, effective September 28, 2003. However, an event of default could again increase each of the Company's prime and LIBOR margins by 25 basis points. The spread over the prime or LIBOR rates is determined based upon the Company's Fixed Charge Coverage Ratio, as defined under the Merrill Credit Agreement. The Company's base rate, 6.00% at September 27, 2003, 5.00% at December 28, 2002 and 5.50% at September 28, 2002, included an interest spread over prime of 2.00%, 0.75% and 0.75%, respectively. The Company's LIBOR borrowing rate, 4.37% at September 27, 2003, 4.13% at December 28, 2002 and 4.57% at September 28, 2002, included an interest spread over LIBOR of 3.25%, 2.75% and 2.75%, respectively. The Company's weighted average interest rates on revolver loans were 6.57% and 6.11% for the nine months ended September 27, 2003 and September 28, 2002, respectively.

     The Merrill Credit Agreement limits the level of capital expenditures for each annual period, while allowing for reinvestment of proceeds on asset sales. The Company is also subject to certain minimum levels of EBITDA, as defined within the Credit Agreement. Availability is generally limited to 85% of eligible accounts receivable and 60% of eligible inventory. For the remaining term of the Credit Agreement, minimum availability is required to be $15 million.

     Under the Merrill Credit Agreement, a commitment fee of .375% to .5% is payable on the unused revolving credit amount. Ranges of commitment fees are determined based upon the aforementioned Fixed Charge Coverage Ratio, as defined under the Merrill Credit Agreement. As of December 28, 2002 and September 28, 2003, the Company was in compliance with all of its then existing covenants.

     On August 27, 2003 the Merrill Credit Agreement was amended (Fifth Amendment) whereby the lenders agreed to (i) remove the Availability Block Adjustment Date and Availability Block Table, as defined, resulting in a fixed availability block, (ii) extend the due date to September 30, 2003 for the delivery of Deposit Account Control Agreements with respect to certain deposit accounts maintained by the Company, (iii) reduce each prime rate margin and LIBOR margin percentage by 25 basis points provided that EBITDA for the third quarter ended September 27, 2003 and each month thereafter is equal to or greater than the amount set forth in the amendment. After any such decrease the first time that EBITDA for any subsequent period set forth is less than the amount set forth for each such period, effective immediately each prime rate margin and LIBOR margin percentage will increase by 25 basis points.

     As of September 27, 2003 there was $60.7 million outstanding under the Merrill Credit Agreement of which $36.7 million was revolving credit and $23.9 million was term notes. The Company's unused availability was $27.1 million and, under the Merrill Credit Agreement as amended, minimum availability is required to be $15.0 million. Therefore, the Company held $12.1 million of excess availability as of September 27, 2003 after all reserves and minimums were deducted.

     On  September  30, 2003 the Merrill  Credit  Agreement  was amended  (Sixth
Amendment) whereby the lenders agreed (i) that the Company submitted substantially all (as determined by the Agent) of the Deposit Account Control Agreements and (ii) when the Company made the required $1,500,000 Term Loan Prepayment on September 30, 2003, the net cash proceeds of the sale of certain real estate would then be applied to the Senior Secured Note, as previously defined, with the remaining amounts applied to the Revolving Loan.

     Aggregate Maturities
     --------------------

     The Senior Subordinated Notes totaling $21.1 million mature on December 15, 2003. The Senior Secured Notes totaling $37.0 million mature on July 29, 2005. The term portion of the revolving credit facility requires quarterly principal payments totaling approximately $0.4 million in fiscal 2003, $2.6 million in fiscal 2004, $3.4 million in fiscal 2005, $3.5 million in fiscal 2006 and $14.0 in fiscal 2007.



5.   INCOME TAXES
     ------------

     Due to the determination in the second quarter of 2003 that there was substantial doubt related to the Company's ability to continue as a going concern, the Company recorded a $29.6 million charge to establish a valuation allowance for its net deferred tax assets including net operating loss carryforwards.

     The Company will maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the valuation allowance. Until such time, except for state and local provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

     The Company's effective tax rate from continuing operations for the three-month period ended September 28, 2002 was 38.5% which includes franchise taxes and non-deductible items of $0.1 million.

     Income tax benefit from continuing operations was $3.8 million for the nine month period ended September 28, 2002, which included franchise taxes and non-deductible items of $0.3 million. The Company's effective tax rate from continuing operations for the nine-month period ended September 28, 2002 was 36.2%.

     On July 22, 2003, an ownership change occurred as per Internal Revenue Code
Section 382. A change in control, for tax purposes, could limit the Company's ability to utilize its net operating loss carryforwards.


6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     At September 27, 2003 the Company had accrued approximately $475,000 for remediation of certain environmental and product liability matters.

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

     The Company is one of many defendants in approximately 713 actions, each of which seeks unspecified damages, primarily in Michigan state courts against manufacturers and building material retailers by individuals who claim to have suffered injuries from products containing asbestos. The Company is aggressively defending these actions and does not believe that these actions will have a material adverse effect on the Company. Since 1993, the Company has settled 535 similar actions for insignificant amounts, and another 367 of these actions have been dismissed. None of these suits have made it to trial.

     Losses in excess of the $475,000 reserved as of September 27, 2003 are possible, but a reasonable estimate of these amounts cannot be made.

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


7.   EARNINGS PER SHARE
     ------------------

     The Company calculates earnings per share in accordance with SFAS 128. In periods where net losses are incurred, dilutive common stock equivalents are not used in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. For the three-month period ended September 27, 2003 common stock equivalents of 1,083 were excluded in calculating diluted weighted average shares outstanding as they were anti-dilutive. For the three-month period ended September 28, 2002 common stock equivalents of 227,216 were included in calculating diluted weighted average shares outstanding. For the nine-month periods ended September 27, 2003 and September 28, 2002 common stock equivalents of 606 and 134,068 shares, respectively were excluded as they were anti-dilutive. In addition, options to purchase 185,915 and 523,565 weighted average shares of common stock at September 27, 2003 and September 28, 2002, respectively, had an exercise price greater than the average market price.

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

     At September 27, 2002, the Company held a promissory note from Riverside of $436,000 including accrued interest. As of December 28, 2002 the Company had not received payment for the principal and accrued interest, and therefore provided a reserve for the outstanding balance.

     For the nine months ended September 27, 2003, the Company paid approximately $420,000, compared to approximately $915,000 for the nine months ended September 28, 2002, in reimbursements to affiliates of the Company's former Chairman of the Board and President primarily for use of a corporate aircraft as well as office space and office support services.


9.   STORE CLOSINGS
     --------------

     Pursuant to certain initiatives to improve performance and reduce under-performing assets, the Company has closed or consolidated seven locations during the first nine months of 2003. The Company incurred costs of approximately $3.4 million related to severance benefits paid to senior executives and an additional 57 headquarters and 43 field personnel. In addition the Company has incurred $2.2 million in property and other carrying costs that primarily include insurance, maintenance, repair and lease commitments related to these facilities. All charges related to the 2003 store closing costs are anticipated to be paid in subsequent periods. During the first nine months of 2002 the Company sold seven locations, consolidated one location, and closed two. Employee severance costs for 268 employees and property and other carrying costs incurred during the first nine months of 2002 were $1.4 million and $0.9 million respectively. All charges related to the 2002 store closing costs were paid in subsequent periods. The following is a summary of the activity in the reserve balances from December 29, 2001 through September 28, 2002 and from December 28, 2002 through September 27, 2003 (in thousands):




                                                   Employee       Property and
                                                  Separation     Other Carrying
                                                    Costs            Costs           Total
                                                    -----            -----           -----


       Accrual balance at December 28, 2002        $  385           $   15          $   40
       1st Qtr Store closing and other costs          610              701           1,311
       1st Qtr Related payments                      (848)            (671)         (1,519)
                                                    -----            -----           -----
       Accrual balance at March 29, 2003           $  147           $   45          $  192
       2nd Qtr Store closing and other costs        2,643            1,066           3,709
       2nd Qtr Related payments                    (2,446)          (1,039)         (3,485)
                                                    -----            -----           -----
       Accrual balance at June 28, 2003            $  344           $   72          $  416
       3rd Qtr store closing and other costs           94              476             570
       3rd Qtr related payments                       (94)            (510)           (604)
                                                    -----            -----           -----
       Accrual balance at September 27, 2003       $  344           $   38          $  382

       Accrual balance at December 29, 2001           139              286             425
       1st Qtr Store closing and other costs          763              199             962
       1st Qtr Related payments                      (827)            (363)         (1,190)
                                                    -----             -----          -----
       Accrual balance at March 30, 2002           $   75           $  122          $  197
       2nd Qtr Store closing and other costs          252              533             785
       2nd Qtr Related payments                      (327)            (583)           (910)
                                                    -----            -----           -----
       Accrual balance at June 29, 2002            $    0           $   72          $   72
       3rd Qtr store closing and other costs          267              356             623
       3rd Qtr related payments                      (267)            (396)           (663)
                                                    -----            -----           -----
       Accrual balance at September 28, 2002       $    0           $   32          $   32


     The costs incurred to liquidate the inventory have been included in cost of sales on the Company's financial statements. The costs of reserving for bad debt, write-offs and subsequent collections, has been included in provision for doubtful accounts. All other costs are included in store closing costs.


10.  SUBSEQUENT EVENT
     ----------------

Exchange Offer
--------------

     On November 4, 2003 the Company commenced an offer to exchange either (i) cash and 10% Convertible Notes due 2007 or (ii) 10% Convertible Notes due 2007 for all $21.1 million outstanding 11 5/8 % Senior Subordinated Notes due 2003. In the exchange offer the Company refers to its existing 11 5/8 % Senior Subordinated Notes due 2003 as the existing notes, and to its 10% Convertible Notes due 2007 as the new notes. The Company also has Senior Secured Notes due 2005, as discussed in Note 4, to the financial statements.

     If an insufficient number of holders of existing notes participate in the exchange offer, it is likely that the Company will be unable to pay the principal and interest on the existing notes at their maturity. In that event, an event of default will have occurred on the Company's obligations under the indenture governing the existing notes, as well as under all of its other indebtedness, including its senior credit facility, its Senior Secured Notes due 2005 and, if the exchange offer is completed, the new notes. Therefore, the principal and accrued interest on the existing notes and other indebtedness, including the senior credit facility, senior secured notes due 2005 and, if the exchange offer is completed, the new notes, may be accelerated and become immediately due and payable. If, as is currently anticipated, the Company is then unable to obtain immediate financing to pay such amounts, the Company may seek to file a voluntary petition, or may have an involuntary petition filed against it by its creditors in a bankruptcy court under the U.S. Bankruptcy Code.


11.  RESTATEMENT
     -----------

     The Company is in the process of restating its Annual Report on Form 10-K for the year ended December 28, 2002 and its Quarterly Reports on Form 10-Q for the quarters ended March 29, 2003 and June 28, 2003, to restate certain interest, employee benefits, depreciation and manufacturing related expenses that were not properly classified, and were found subsequent to the issuance of the Company's consolidated financial statements for those periods. The Form 10-K/A and Forms 10-Q/A will be filed as soon as practicable.

     The financial statements relating to the period ended September 28, 2002 included in this Form 10-Q differ from those previously published in the prior year. These differences result from the treatment of certain operations as discontinued operations, as more fully described in Note 3 and the reclassification of items described above. The following table reconciles the amounts originally reported in the Company's financial statements included in Form 10-Q for the period ended September 28, 2002 to the amounts which were restated to give affect to the presentation of discontinued operations to the amounts restated to reflect the proper classification of the items mentioned in the preceding paragraph.





                                                                                             Revisions to reflect
                                                                                                 discontinued
                                                                            As previously         operations
                                                                              reported           presentation         As Restated
                                                                            -------------    --------------------    -----------

Statment of Operations Data
---------------------------
  (in thousands, except per share data)

  September 28, 2002
  Nine months ended
Loss from continuing operations                                                   -                (4,910)             (6,599)
Discontinued operations                                                           -                 4,548               6,237
Net loss                                                                        (362)                (362)               (362)

  September 28, 2002
  Three months ended
Loss from continuing operations                                                   -                (3,095)             (2,222)
Discontinued operations                                                           -                 4,218               3,345
Net income                                                                     1,123                1,123               1,123

Per share data:
---------------

  September 28, 2002
  Nine months ended
Loss from continuing operations per common share-basic and diluted                -                 (0.59)              (0.80)
Income from discontinued operations per common share-basic                        -                  0.55                0.75
Income from discontinued operations per common share-diluted                      -                  0.54                0.74
Net loss per common share-basic                                                (0.04)               (0.04)              (0.04)
Net loss per common share-diluted                                              (0.04)               (0.04)              (0.04)

  September 28, 2002
  Three months ended
Loss from continuing operations-basic and diluted                                 -                 (0.37)              (0.37)
Income from discontinued operations-basic                                         -                  0.51                0.41
Income from discontinued operations-diluted                                       -                  0.50                0.39
Net income per common share-basic                                               0.14                 0.14                0.14
Net income per common share-diluted                                             0.13                 0.13                0.13


Balance sheet data:
  (in thousands)
As of September 28, 2002
                                                As previously
                                                 reported           As Restated
                                               --------------       -----------

Assets of discontinued operations                      -               61,677
Total current assets                             191,800              191,800
Total assets of discontinued operations                -               11,963
Total assets                                     284,727              284,727

Liabilities of discontinued operations                 -               29,082
Total current liabilities                         81,953               81,953
Liabilities of discontinued operations                 -                  670

Total stockholders equity                         26,532               26,532

                          WICKES INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is in the process of restating its Annual Report on Form 10-K for the year ended December 28, 2002 and its Quarterly Reports on Form 10-Q for the quarters ended March 30, 2003 and June 28, 2003, to restate certain interest, employee benefits, depreciation and manufacturing related expenses that were not properly classified, and were found subsequent to the issuance of the Company's consolidated financial statements for those periods. The Form 10-K/A and Forms 10-Q/A will be filed as soon as practicable.

     The financial statements relating to the period ended September 28, 2002 included in this Form 10-Q differ from those previously published in the prior year. These differences result from the treatment of certain operations as discontinued operations, as more fully described in Note 3 and the reclassification of items described above. The following table reconciles the amounts originally reported in the Company's financial statements included in Form 10-Q for the period ended September 28, 2002 to the amounts which were restated to give affect to the presentation of discontinued operations to the amounts restated to reflect the proper classification of the items mentioned in the preceding paragraph.




                                                                                             Revisions to reflect
                                                                                                 discontinued
                                                                            As previously         operations
                                                                              reported           presentation         As Restated
                                                                            -------------    --------------------    -----------

Statment of Operations Data
---------------------------
  (in thousands, except per share data)

  September 28, 2002
  Nine months ended
Loss from continuing operations                                                   -                (4,910)             (6,599)
Discontinued operations                                                           -                 4,548               6,237
Net loss                                                                        (362)                (362)               (362)

  September 28, 2002
  Three months ended
Loss from continuing operations                                                   -                (3,095)             (2,222)
Discontinued operations                                                           -                 4,218               3,345
Net income                                                                     1,123                1,123               1,123

Per share data:
---------------

  September 28, 2002
  Nine months ended
Loss from continuing operations per common share-basic and diluted                -                 (0.59)              (0.80)
Income from discontinued operations per common share-basic                        -                  0.55                0.75
Income from discontinued operations per common share-diluted                      -                  0.54                0.74
Net loss per common share-basic                                                (0.04)               (0.04)              (0.04)
Net loss per common share-diluted                                              (0.04)               (0.04)              (0.04)

  September 28, 2002
  Three months ended
Loss from continuing operations-basic and diluted                                 -                 (0.37)              (0.37)
Income from discontinued operations-basic                                         -                  0.51                0.41
Income from discontinued operations-diluted                                       -                  0.50                0.39
Net income per common share-basic                                               0.14                 0.14                0.14
Net income per common share-diluted                                             0.13                 0.13                0.13


Balance sheet data:
  (in thousands)
As of September 28, 2002
                                                As previously
                                                 reported           As Restated
                                               --------------       -----------

Assets of discontinued operations                      -               61,677
Total current assets                             191,800              191,800
Total assets of discontinued operations                -               11,963
Total assets                                     284,727              284,727

Liabilities of discontinued operations                 -               29,082
Total current liabilities                         81,953               81,953
Liabilities of discontinued operations                 -                  670

Total stockholders equity                         26,532               26,532


     The financial statements included herein as of and for the three and nine month periods ended September 28, 2002, reflect the proper classifications. For the three month period ended September 28, 2002, the restated loss from continuing operations was $2.2 million compared to $3.1 million as previously reported in the Unaudited Quarterly Financial Data Table included in the Company's Annual Report on Form 10-K for the year ended December 28, 2002. The restatement did not affect net income or earnings per share.

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Annual Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Among the factors that could cause actual results to differ materially are the following: effects of seasonality and cyclicality; effects of competition; interest rates and the Company's ability to service and comply with the terms of its debt; lumber prices; the success of the Company's operational initiatives and the outcome of the contingencies discussed in the Notes to the Consolidated Financial Statements.

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, due to our liquidity condition and continuing operating losses, there is substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that could result should the Company be unable to continue as a going concern.

     The Company does not expect to generate sufficient cash from operations to pay the principal amount of the Company's 11 5/8% Senior Subordinated Notes due 2003 when they mature on December 15, 2003, and, therefore, the Company has offered to exchange the Senior Subordinated Note for either (i) cash and 10% Convertible Notes due 2007 or (ii) 10% Convertible Notes due 2007. If an insufficient number of holders of Senior Subordinated Notes participate in the exchange offer, it is likely the Company will not be able to pay the principal amount and the accrued and unpaid interest due on their maturity date. In that event, an event of default will have taken place under the indenture governing the Senior Subordinated Notes, the Company's senior credit facility and the indenture governing the Company's Senior Secured Notes due 2005, allowing the Company's senior lenders to immediately accelerate the maturity of the indebtedness under the Company's senior credit facility and the Company's Senior Secured Notes and the Senior Subordinated Notes. If that were to occur, unless the Company were able to obtain additional financing to repay the senior credit facility, the Senior Secured Notes and the outstanding Senior Subordinated Notes (which the Company believes is highly unlikely), the Company may be forced to petition for relief under the U.S. Bankruptcy Code, or the Company's creditors may file an involuntary petition against the Company.


                                  INTRODUCTION

     Wickes Inc. and its consolidated subsidiaries ("Wickes" or the "Company") is a leading supplier of lumber, building materials and manufactured building components in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling contractors and, to a lesser extent, project do-it-yourself consumers involved in major home improvement projects. At September 27, 2003, the Company operated 52 sales and distribution facilities and 11 component manufacturing facilities in 19 states in the Midwest, Northeast, and South.

     The Company's mission is to be the premier provider of building materials and services and manufactured building components to the professional segments of the building and construction industry.

     The Company focuses on the professional builder and contractor market. The Company targets five customer groups: the production or volume builder; the custom builder; the tradesman; the repair and remodeler; and the commercial developer. Its marketing approach encompasses three channels of distribution: large metropolitan markets, smaller rural markets, and Wickes Direct. These channels are supported by the Company's network of building component manufacturing facilities. In large metropolitan markets, the Company serves the national, regional, and large local builder with a total solutions approach and specialized services. In smaller rural markets, the Company provides the smaller building professional in less-populous markets with tailored products and services. Wickes Direct provides materials flow and logistics management services to commercial customers. The Company also serves building professionals through its network of 11 component manufacturing facilities that produce value-added, wood framed wall panels, roof and floor truss systems, and pre-hung interior and exterior doors.

                              RESULTS OF OPERATIONS

     In fiscal 2002, the Company sold 31 distribution centers and 4 component plants to Lanoga Corporation (the "Lanoga Sale"). The operations included in the transaction were treated as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or
Disposal of Long-lived Assets." The results of these operations have been reclassified as discontinued operations for the three and nine-month periods ended September 27, 2002.

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. Certain reclassifications have been made to prior year amounts to conform to the current presentation. All material intercompany balances and transactions have been eliminated. The table below, and the subsequent discussion of the results of operations, has been adjusted to exclude those operations reclassified as discontinued operations that were part of the Lanoga Sale. (See additional discussion in Note 3 to the condensed consolidated financial statements.)




                                     Three Months Ended                 Nine Months Ended
                                September 27,  September 28,         September 27,  September 28,
                                      2003         2002                   2003         2002
                                   ---------      ---------             ---------      ---------

Net sales                              100.0%         100.0%                100.0%         100.0%

Gross profit                            19.3%          21.3%                 19.9%          21.1%
Selling, general and
  administrative expense                18.3%          21.0%                 22.7%          20.6%
Depreciation
                                         0.7%           0.7%                  0.8%           0.7%
Provision for doubtful accounts          0.2%           0.1%                  0.2%           0.2%
Store closing costs                      0.4%           0.4%                  1.5%           0.5%
Other operating income                  (0.5)%         (0.3)%                (0.5)%         (0.6)%
 Income (loss) from operations
before interest and taxes                0.2%          (0.5)%                (4.8)%         (0.4)%



     The Company's results of operations are historically affected by, among other factors, interest rates, lumber prices, housing starts and weather conditions. In general, this year's weather conditions were comparable with last year with the exception of late season snow storms this year which the Company believes postponed sales activity in the first quarter and severely damaged one of the Company's component facilities. The Company's weighted average rate of interest on revolver loans increased to 6.57% during the first nine months of 2003 compared to 6.11% for the same period last year. The first nine months results were negatively affected by lower commodity lumber prices, down 3.1% from last year. Housing starts nationally were up 5.4% in the first nine months of 2003, however in the Company's primary markets, the Northeast, Midwest, and South, starts were down 1.7%, up 5.1% and up 3.0%, from housing starts in the first nine months of 2002, respectively.

     Losses from continuing operations for the nine months ended September 27, 2003 and September 28, 2002 were $48.4 million and $6.6 million, respectively.

                 Three Months Ended September 27, 2003 Compared with the Three Months Ended September 28, 2002

     The following discussion is based on the results of continuing operations of the Company. The Lanoga Sale, which is treated as discontinued operations, has been excluded from prior year's results. (See Note 3 to the consolidated financial statements.)

Net Sales
---------

     Net sales for the third quarter of 2003 decreased 5.9%, to $144.1 million compared to $153.1 million for the third quarter of 2002. The sales decrease primarily was attributable to a combination of a $17.0 million decline in sales from closed locations (excluding discontinued operations) partially offset by increases in same store sales. The Company experienced same store sales increases of 1.4%, 5.6% and 12.0% in July, August and September, respectively, and a 5.9% overall same store sales increase for the third quarter 2003. Total sales to building professionals represented 92.3% of total sales in the third quarter of 2003, compared with 92.4% in 2002. Third quarter 2003 housing starts in the Company's primary markets, the Northeast, Midwest, and South, were up 5.3%, up 12.7% and up 11.6%, from housing starts in the third quarter of 2002, respectively. The Company estimates that the effect of lumber inflation for the third quarter of 2003 increased total sales by approximately $1.5 million compared with the same period last year. Lumber and building materials accounted for 87.4% of total sales in the third quarter of 2003 compared with 84.5% in 2002.

     Products that exhibited the greatest change in sales dollars for the quarter ended September 27, 2003 versus the comparable prior year period, including sales at closed stores were: lumber and plywood (up 4.8%), insulation (down 15.0%), kitchen & bath hardlines (down 10.5%), and specialty wood products (down 13.0%).

Gross Profit
------------

     Gross profit decreased to $27.8 million in the third quarter of 2003 from $32.7 million in the third quarter of 2002, a $4.8 million or 14.8% decrease. Gross profit as a percentage of sales declined to 19.3% in the third quarter compared to a gross profit percentage of 21.3% in the third quarter of 2002. The Company believes that the decrease in gross profit dollars resulted primarily from the reduction in sales as discussed above, recent significant cost increases in commodity prices that causes a compression of margins and increased costs of internally manufactured products. The Company estimates commodity lumber costs in the third quarter 2003 rose approximately 43% over the third quarter of 2002.

Selling, General and Administrative Expense ("SG&A")
----------------------------------------------------

     SG&A expense decreased approximately $5.7 million to $26.4 million in the third quarter of 2003 from $32.1 million in the third quarter of 2002. As a percentage of sales, SG&A decreased to 18.3% of net sales in the third quarter of 2003 compared with 21.0% of net sales in the third quarter of 2002. The decrease as a percentage of sales primarily is due to the reductions in overhead costs that were completed late in the second quarter to re-align overhead with the reduction in the number of locations. Reductions in labor costs and other overhead costs were partially offset by the Company's move from co-operative marketing and cost recovery programs to purchase based rebate programs in 2003. The Company experienced a $4.5 million reduction in salaries, wages and benefits over the third quarter of 2002, a 16.7% decrease.

Depreciation
------------

     Depreciation was relatively flat at approximately $1.1 million from the third quarter of 2003 to the third quarter 2002.

Provision for Doubtful Accounts
-------------------------------

     The provision for doubtful accounts was approximately $0.3 million in the third quarter of 2003 compared to approximately $0.2 million in the third quarter of 2002. The Company continues to strive to improve its collection efforts and reduce credit exposure and bad debts.

Store Closing Costs
-------------------

     Pursuant to certain initiatives to improve performance and reduce under-performing assets, the Company consolidated seven sales and distribution centers during the first quarter of 2003. There were no closings in the second or third quarter of 2003. However the Company did incur severance costs of approximately $0.1 million related to severance benefits paid certain field personnel in a plan to re-align overhead costs with the number of remaining locations. In addition, the Company incurred approximately $0.5 million in property and other carrying costs that primarily include insurance, maintenance / repair and lease commitments. All charges related to the 2003 store closing costs are anticipated to be paid in subsequent periods. During the third quarter of 2002, the Company closed and consolidated one distribution center and one component plant into nearby locations. These store closing costs were $0.6 million. In addition to these costs, the Company also incurred charges related to the write down of inventory and receivables to their net realizable value. All charges related to the 2002 store closing costs were paid in subsequent periods. The following is a summary of the activity in the reserve balances from June 28, 2003 through September 27, 2003 and June 29, 2002 through September 28, 2002 (in thousands):



                                                   Employee     Property and
                                                  Separation   Other Carrying
                                                    Costs           Costs           Total
                                                    -----           -----           -----


       Accrual balance at June 28, 2003            $  344          $   72          $  416
       3rd  Qtr Store closing and other costs          94             476             570
       3rd  Qtr Related payments                      (94)           (510)           (604)
                                                    -----           -----           -----
       Accrual balance at September 27, 2003       $  344          $   38          $  382

       Accrual balance at June 29, 2002            $    0          $   72          $   72
       3rd  Qtr Store closing and other costs         267             356             623
       3rd  Qtr Related payments                     (267)           (396)           (663)
                                                    -----            -----          -----
       Accrual balance at September 28, 2002       $    0          $   32          $   32


Other Operating Income
----------------------

     Other operating income for the third quarter of 2003 was income of $0.8 million compared with income of $0.5 million for the third quarter 2002. Other operating income primarily includes the sales or disposals of property, plant and equipment, service charges assessed customers on past due accounts receivables, and casualty gains/losses.

Interest Expense
----------------

     In the third quarter of 2003, interest expense increased to $3.5 million from $2.8 million during the third quarter of 2002. The Company's weighted average rate of interest on all debt increased to 9.6% for the third quarter of 2003 compared to 7.5% for the same period last year. Interest expense was affected by an increase in the effective interest rate from the exchange of $42.8 million of the Company's senior subordinated notes for senior secured notes. The Company's average debt levels decreased by 36.1% from third quarter 2002 to third quarter 2003. This decrease in outstanding debt primarily is due to the use of proceeds from the Lanoga Sale to pay down the revolving credit facility.

Income Taxes
------------

     Due to the determination in the second quarter of 2003 that there was substantial doubt related to the Company's ability to continue as a going concern, the Company recorded a $29.6 million charge to establish a valuation allowance for its net deferred tax assets including net operating loss carryforwards during the second quarter of 2003.

     The Company will maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the valuation allowance. Until such time, except for state and local provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

     The Company's effective tax rate from continuing operations for the three-month period ended September 28, 2002 was 38.5% which includes franchise taxes and non-deductible items of $0.1 million.

     On July 22, 2003, an ownership change occurred as per Internal Revenue Code
Section 382. A change in control, for tax purposes, could limit the Company's ability to utilize its net operating loss carryforwards.

                  Nine Months Ended September 27, 2003 Compared with the Nine Months Ended September 28, 2002


     The following discussion is based on the results of continuing operations of the Company. The Lanoga Sale, which is treated as discontinued operations, has been excluded from prior year's results. (See Note 3 to the condensed consolidated financial statements.)

Net Sales
---------

     Net sales for the first nine months of 2003 decreased $76.4 million, or 17.0%, to $372.7 million from $449.1 million in the first nine months of 2002. The sales decrease primarily was attributable to a $61.1 million decline in sales from closed locations (excluding discontinued operations) and a 5.1% decline in same store sales. For the nine months of 2003, housing starts in the Company's primary markets, the Northeast, Midwest, and South, were down 1.7%, up 5.1% and up 3.0%, from housing starts in the first nine months of 2002, respectively. Total sales to building professionals represented 93.3% of total sales, compared to 93.1% for the same period last year.

     The Company believes that sales decreases for the nine months ended September 27, 2003 primarily resulted from a decline in the number of locations, late season snow storms in the first quarter, uncertain economic conditions and internal reorganizations which affected the productivity of the Company's sales force in the first and second quarter of 2003.

     Products that exhibited the greatest change in sales dollars for the nine months ended September 27, 2003 versus the comparable prior year period were: lumber and plywood (down 17.0%), doors and windows (down 11.1%), trusses and engineered wood products (down 9.1%) and roofing (down 19.6%).

Gross Profit
------------

     Gross profit decreased $20.4 million to $74.1 million or 19.9% of net sales for 2003 compared with $94.5 million or 21.1% of net sales for 2002. The Company believes that the decrease in gross profit dollars ($9.3 million) resulted primarily from the reduction in sales as discussed above, the third quarter's significant cost increases in commodity prices that caused a compression of margins, as well as increased cost of sales of internally manufactured products.

     During the first nine months of 2003, the Company closed or consolidated seven facilities and recorded a charge to gross profit of $0.5 million for inventory liquidation costs. Of the Company's major product lines, building materials accounted for approximately 35.4% of total Company sales, up from 33.8% last year, however, gross margin percentage for these products decreased to 21.2% from 21.6% last year.

Selling, General, and Administrative Expense
--------------------------------------------

     SG&A expense decreased $7.7 million or 8.4% to $84.7 million in 2003 compared with $92.5 million in 2002. As a percentage of net sales, SG&A increased to 22.7% in the first nine months of 2003, compared with 20.6% of net sales in the first nine months of 2002. The increase as a percentage of sales primarily is due to the decrease in sales as well as overhead costs which remained high until reductions were completed late in the second quarter of 2003 to re-align overhead with the reduction in locations. The Company experienced a $10.9 million reduction in salaries, wages and benefits over the first nine months of 2002, a 13.9% decrease. As a percentage of sales, however, salaries, wages and benefits increased by 70 basis points. In addition, the Company moved from co-operative marketing and cost recovery programs to purchase based rebate programs in 2003 and has accrued for certain anticipated litigation costs.

Depreciation
------------

     Depreciation costs decreased approximately $0.3 million to $3.0 million or 0.8% of sales in the first nine months of 2003, compared with $3.3 million or 0.7% of sales in the first nine months of 2002.

Provision for Doubtful Accounts
-------------------------------

     Provision for doubtful accounts decreased to approximately $0.7 million or 0.2% of sales in the first nine months of 2003 from approximately $1.0 million or 0.2% of sales for the first nine months of 2002.

Store Closing Costs and Other Charges
-------------------------------------

     Pursuant to certain initiatives to improve performance and reduce under-performing assets, the Company has closed or consolidated seven locations during the first nine months of 2003. The Company incurred costs of approximately $3.4 million related to severance benefits paid to senior executives and an additional 57 headquarters and 49 field personnel. In addition the Company has incurred $2.2 million in property and other carrying costs that primarily include insurance, maintenance / repair and lease commitments. All charges related to the 2003 store closing costs are anticipated to be paid in subsequent periods. During the first nine months of 2002 the Company closed, consolidated, or sold eight distribution centers and two component plants. These store closing costs were $2.4 million. All charges related to the 2002 store closing costs were paid in subsequent periods. The following is a summary of the activity in the reserve balances from December 28, 2002 through September 27, 2003 and from December 29, 2001 through September 28, 2002 (in thousands):




                                                   Employee     Property and
                                                  Separation   Other Carrying
                                                    Costs           Costs           Total
                                                    -----           -----           -----


       Accrual balance at December 28, 2002       $   385          $   15          $  400
       1st Qtr Store closing and other costs          610             701           1,311
       1st Qtr Related payments                      (848)           (671)         (1,519)
                                                    -----           -----           -----
       Accrual balance at March 29, 2003          $   147          $   45          $  192
       2nd Qtr Store closing and other costs        2,643            1,066          3,709
       2nd Qtr Related payments                    (2,446)          (1,039)        (3,485)
                                                    -----            -----          -----
       Accrual balance at June 28, 2003           $   344          $    72         $  416
       3rd Qtr store closing and other costs           94              476            570
       3rd Qtr related payments                       (94)            (510)          (604)
                                                    -----            -----          -----
       Accrual balance at September 27, 2003      $   344          $    38         $  382

       Accrual balance at December 29, 2001           139              286            425
       1st Qtr Store closing and other costs          763              199            962
       1st Qtr Related payments                      (827)            (363)        (1,190)
                                                    -----            -----          -----
       Accrual balance at March 30, 2002          $    75          $   122         $  197
       2nd Qtr Store closing and other costs          252              533            785
       2nd Qtr Related payments                      (327)            (583)          (910)
                                                    -----            -----          -----
       Accrual balance at June 29, 2002           $     0          $    72         $   72
       3rd Qtr store closing and other costs          267              356            623
       3rd Qtr related payments                      (267)            (396)          (663)
                                                    -----            -----          -----
       Accrual balance at September 28, 2002      $     0          $    32         $   32




Other Operating Income
----------------------

     Other operating income decreased to approximately $2.0 million in the first nine months of 2003, compared with $2.7 million in the first nine months of 2002. Other operating income primarily includes gains on the early retirement of debt, gains and losses related to the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivable, and casualty losses. During the first nine months of 2002, the Company sold seven facilities for a net gain of $1.3 million, while in the first nine months of 2003 the Company recorded a $0.9 million gain on the early retirement of debt partially offset by write-down of certain plant property and equipment to their net realizable value.

Interest Expense
----------------

     Interest expense increased to $10.7 million in the first nine months of 2003 from $8.5 million in the first nine months of 2002. Interest expense in 2003 includes a charge for the write-off of a portion of debt issue costs related to the Fleet Credit Agreement of $0.5 million. The Company's weighted-average interest rate on all outstanding borrowings increased to 10.3% during this period, compared to 8.0% for the comparable period last year. Interest expense was affected by the increase in the effective interest rate from the exchange of $42.8 million of the Company's senior subordinated notes for senior secured notes. See additional discussion at Note 4 to the consolidated financial statements and in Liquidity and Capital Resources included in Managements Discussion and Analysis. In 2003, the Company's average debt levels decreased by 41.1% from the first nine months of 2002. This decrease in outstanding debt primarily is due to the use of proceeds from the Lanoga Sale to pay down the revolving credit facility.

Income Taxes
------------

     Due to the determination in the second quarter of 2003 that there was substantial doubt related to the Company's ability to continue as a going concern, the Company recorded a $29.6 million charge to establish a valuation allowance for its net deferred tax assets including net operating loss carryforwards during the second quarter of 2003

     The Company will maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the valuation allowance. Until such time, except for state and local provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

     Income tax benefit from continuing operations was $3.8 million for the first nine months of 2002, which included franchise taxes and non-deductible items of $0.3 million. The Company's effective tax rate from continuing operations for the nine-month period ended September 28, 2002 was 36.2%.

     On July 22, 2003, an ownership change occurred as per Internal Revenue Code
Section 382. A change in control, for tax purposes, could limit the Company's ability to utilize its net operating loss carryforwards.



                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, due to our liquidity condition and continuing operating losses, there is substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that could result should the Company be unable to continue as a going concern.

     The Company does not expect to generate sufficient cash from operations to pay the principal amount of the Company's 11 5/8% Senior Subordinated Notes due 2003 when they mature on December 15, 2003, and, therefore, the Company has offered to exchange the Senior Subordinated Note for either (i) cash and 10% Convertible Notes due 2007 or (ii) 10% Convertible Notes due 2007. If an insufficient number of holders of Senior Subordinated Notes participate in the exchange offer, it is likely the Company will not be able to pay the principal amount and the accrued and unpaid interest due on their maturity date. In that event, an event of default will have taken place under the indenture governing the Senior Subordinated Notes, the Company's senior credit facility and the indenture governing the Company's Senior Secured Notes due 2005, allowing the Company's senior lenders to immediately accelerate the maturity of the indebtedness under the Company's senior credit facility and the Company's Senior Secured Notes and the Senior Subordinated Notes. If that were to occur, unless the Company were able to obtain additional financing to repay the senior credit facility, the Senior Secured Notes and the outstanding Senior Subordinated Notes (which the Company believes is highly unlikely), the Company may be forced to petition for relief under the U.S. Bankruptcy Code, or the Company's creditors may file an involuntary petition against the Company.

     The Company's principal sources of working capital and liquidity are income from operations and borrowings under its credit facility. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed in Item 2: Management's Discussion and Analysis. The Company's primary need for capital resources is to make scheduled debt and interest payments, finance inventory, accounts receivable, improvements to plant, property and equipment, and insurance reserves.

     During the first nine months of 2003, net cash used in operating activities was $29.0 million compared with net cash provided by operating activities of $11.2 for the first nine months of 2002. The increase in cash used in operating activities primarily is due to net losses for the period and increases in accounts receivable and prepaids and other assets from December 28, 2002 to September 27, 2003.

     The Company's accounts receivable balance from continuing operations of $57.5 million was relatively flat compared to the balance at September 28, 2002, and increased $1.4 million from December 28, 2002. For the first nine months of 2003, accounts receivable turnover decreased slightly to 9.1 from 9.2 during the same period last year.

     The Company's inventory balance of $49.0 million at September 27, 2003 decreased $11.0 million or 18.3% when compared to the balance at September 28, 2002 and decreased $1.2 million from December 28, 2002. Inventory turnover improved to 7.4 for the nine months ended September 27, 2003 from 7.0 for the nine months ended September 28, 2002. Accounts payable and accrued liabilities of $34.5 million and 12.9 million, respectively, at September 27, 2003 increased approximately $5.3 million and $7.4 million from September 28, 2002 and December 28, 2002, respectively.

     The Company's capital expenditures consist primarily of the construction of product storage facilities, the remodeling and reformatting of sales and distribution facilities and component manufacturing facilities, and the purchase of vehicles, equipment and management information systems for both existing and new operations. The Company also may make expenditures to establish or acquire operations to expand or complement its existing operations, especially in its major markets. In the first nine months of 2003, the Company spent approximately $2.3 million on capital expenditures, compared to $0.9 million for the same period in 2002. Under the Merrill Credit Agreement, capital expenditures during 2003 are currently limited to $6.0 million. The Company expects to fund capital expenditures through borrowings and its internally generated cash flow.

     At September 27, 2003 the Company operated 52 sales and distribution centers and 11 component manufacturing facilities compared with 90 sales and distribution facilities and 22 component manufacturing facilities at September 28, 2002. The reduction in facilities is due to the Lanoga Sale as well as other facility sales and consolidations that took place during this period. At September 28, 2003, there were no material commitments to third parties for future capital expenditures.

     The Company maintained excess availability under the Merrill Credit Agreement throughout the first nine months of 2003. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In these same periods, the Company typically reaches its peak utilization of its revolving credit agreement because of the increased inventory and receivables needed for the peak building season. At September 27, 2003, the Company had outstanding borrowings under the Merrill Credit Agreement of $60.7 million, the minimum availability requirement was $15.0 million and the unused availability was $27.1 million. Therefore, as of September 27, 2003 after all reserves and minimums, the Company had $12.1 million of excess availability.

Senior Subordinated Debt
------------------------

     On February 26, 2003, the Company completed its offer to exchange its Senior Secured Notes due 2005 for any and all of its outstanding 11 5/8% Senior Subordinated Notes due 2003. The Company accepted for the exchange all $42.8 million of Senior Subordinated Notes validly tendered in exchange for an equal principal amount of Senior Secured Notes. The tendered notes represented approximately 67% of the Senior Subordinated Notes outstanding as of February 26, 2003. The Senior Secured Notes, which bear interest at 11 5/8% per annum from the date of issuance through December 15, 2003 and at 18% per annum thereafter, are secured by subordinated liens on the Company's owned real estate and equipment. These liens are junior to the liens securing amounts payable under the Company's senior credit facility.

     Concurrent with the closing of the exchange offer, the indenture governing the Senior Subordinated Notes was amended to remove or modify many of the restrictive covenants. Those restrictions included (but were not limited to) certain limitations on transactions with affiliates, dividend payments, changes in control, and sales of assets. In addition, the Senior Secured Notes permit the Company to call the Senior Secured Notes, at its option, at declining discounts starting at 15%.

     In March 2003, the Company redeemed outstanding Senior Secured Notes aggregating $5.9 million face value for $5.0 million. The resulting gain of $0.9 million was recorded in other operating income on the Company's Statement of Operations.

     The Company continues to carry Senior Subordinated Notes due in December 2003 of approximately $21.1 million. (See Note 10 for discussion regarding the Company's current offer to exchange the remaining $21.1 million of these notes).

Revolving Credit Facility
-------------------------

     Concurrent with the exchange offer, which closed on February 26, 2003, the Company completed a refinancing of its Fleet Credit Agreement and term notes existing under the prior Amended and Restated Credit Agreement dated December 13, 2000 and entered into the new Merrill Credit Agreement dated February 26, 2003. The total commitment was reduced from the original $251.7 million ($200 million revolving line of credit and $51.7 million of term notes) to $125 million ($100 million revolving line of credit and $25 million of term notes). The commitment on the revolving line was reduced again on May 31, 2003 to $85 million. The Merrill Credit Agreement expires on February 26, 2007, and the term notes are now due February 26, 2007.

     As of December 28, 2002 there was $31.5 million outstanding under the Fleet Credit Agreement of which $20.3 million was revolving credit and $11.2 million was term notes. As a result of amendments during the third quarter of fiscal 2003, the spread range on prime rate borrowings under the new agreement temporarily increased to 1.5% to 2.25% over prime for revolving loans and 2.25% to 3.0% over prime under the term notes. These rate ranges are up by 25 basis points from rates negotiated in the original agreement on February 26, 2003.The spread for LIBOR based borrowing increased by the same 25 basis points, now ranging from 2.75% to 3.5% over LIBOR for revolving loans and 3.5% to 4.25% over LIBOR for term notes. These increases were the result of a default caused by the Company's failure to meet required minimum EBITDA levels.

     On August 15, 2003, the lenders agreed to waive the default of the Company's minimum EBITDA requirement and amend the levels of EBITDA as defined within the Credit Agreement (Fourth Amendment). In addition, it amended the original credit agreement to include a prepayment of term loan of $1.5 million by September 30, 2003, less any prepayment from the proceeds of the sale of certain real estate. Also, it increased interest rate spreads by 25 basis points and amended the original credit agreement to state that without prior written consent of required lenders, in no event will the proceeds of the revolving loans be used to consummate (i) any redemption or purchase of Senior Subordinated Notes due 2003 or (ii) any voluntary redemption or purchase of Senior Secured Notes due 2005. In connection with such waiver and amendments, the Company paid to the lenders a fee of $100,000.

     As of September 27, 2003, the Company met the minimum EBITDA levels and the interest rate ranges from the original agreement entered into on February 26, 2003 have been restored, effective September 28, 2003. However, an event of default could increase each of the Company's prime and LIBOR margins by 25 basis points. The spread over the prime or LIBOR rates is determined based upon the Company's Fixed Charge Coverage Ratio, as defined under the Merrill Credit Agreement. The Company's base rate, 6.00% at September 27, 2003, 5.00% at December 28, 2002 and 5.50% at September 28, 2002, included an interest spread over prime of 2.00%, 0.75% and 0.75%, respectively. The Company's LIBOR borrowing rate, 4.37% at September 27, 2003, 4.13% at December 28, 2002 and 4.57% at September 28, 2002, included an interest spread over LIBOR of 3.25%, 2.75% and 2.75%, respectively. The Company's weighted average interest rates on revolver loans were 6.57% and 6.11% for the nine months ended September 27, 2003 and September 28, 2002, respectively.

     The Merrill Credit Agreement limits the level of capital expenditures for each annual period, while allowing for reinvestment of proceeds on asset sales. The Company is also subject to certain minimum levels of EBITDA, as defined within the Credit Agreement. Availability is generally limited to 85% of eligible accounts receivable and 60% of eligible inventory. For the remaining term of the Merrill Credit Agreement, minimum availability is required to be $15 million.

     Under the Merrill Credit Agreement, a commitment fee of .375% to .5% is payable on the unused revolving credit amount. Ranges of commitment fees are determined based upon the aforementioned Fixed Charge Coverage Ratio, as defined under the Credit Agreement. As of December 28, 2002 and September 28, 2003, the Company was in compliance with all of its then existing covenants.

     On August 27, 2003 the Merrill Credit Agreement was amended (Fifth Amendment) whereby the lenders agreed to (i) remove the Availability Block Adjustment Date and Availability Block Table, as defined, resulting in a fixed availability block, (ii) extend the due date to September 30, 2003 for the delivery of Deposit Account Control Agreements with respect to certain deposit accounts maintained by the Company, (iii) reduce each prime rate margin and LIBOR margin percentage by 25 basis points provided that EBITDA for the third quarter ended September 27, 2003 and each month thereafter, is equal to or greater than the amount set forth in the amendment. After any such decrease, the first time that EBITDA for any subsequent period set forth is less than the amount set forth for each such period, effective immediately each prime rate margin and LIBOR margin percentage will increase by 25 basis points.

     As of September 27, 2003 there was $60.7 million outstanding under the Merrill Credit Agreement of which $36.7 million was revolving credit and $23.9 million was term notes. The Company's unused availability was $27.1 million and, under the Merrill Agreement as amended, minimum availability is required to be $15.0 million. Therefore, the Company held $12.1 million of excess availability as of September 27, 2003 after all reserves and minimums were deducted.

     On  September  30, 2003 the Merrill  Credit  Agreement  was amended  (Sixth
Amendment) whereby the lenders agreed (i) that the Company submitted substantially all (as determined by the Agent) of the Deposit Account Control Agreements and (ii) when the Company made the required $1,500,000 Term Loan Prepayment on September 30, 2003, the net cash proceeds of the sale of certain real estate would then be applied to the Senior Secured Note, as previously defined, with the remaining amounts applied to the Revolving Loan.


Net Operating Loss Carryforwards
--------------------------------

     Though fully provided for, the Company has net operating loss carryforwards available to offset future taxable income of approximately $22.4 million as of December 28, 2002 expiring in the years 2011 through 2021 (see Note 5 to the financial statements and discussion in Item 2). On July 22, 2003, an ownership change occurred as per Internal Revenue Code Section 382. A change in control of the Company, for tax purposes, may limit the Company's ability to utilize these carry-forwards.

                          WICKES INC. AND SUBSIDIARIES

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 2002.


Item 4. CONTROLS AND PROCEDURES

     The Company has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of September 27, 2003. There have been no significant changes in the internal controls or other factors that could significantly affect internal controls subsequent to September 27, 2003, except as follows:

     As more fully described in Note 11 to the condensed consolidated financial statements, subsequent to the issuance of its financial statements for the year ended December 28, 2002, the Company determined that certain interest, employee benefits and manufacturing related expenses related to a discontinued operation incurred during fiscal years 2002, 2001, and 2000 were not properly classified. It should be noted that these misclassifications relate to a one-time, non-recurring transaction. The Company recently implemented additional internal controls and procedures designed to better monitor unique transactions on an as needed basis and the Company is considering the establishment of a disclosure committee to further improve its internal control processes and procedures around financial reporting and public disclosures.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

     (a) None
     (b) None
     (c) None
     (d) None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         Exhibits

  (a) 4.1(n) Waiver and Fifth Amendment to Credit Agreement, dated April 4, 2003 among Registrant and Merrill Lynch Capital as Lender and Agent for each Lender.

         4.1(o) Waiver and Sixth Amendment to Credit Agreement, dated April 4, 2003 among Registrant and Merrill Lynch Capital as Lender and Agent for each Lender.

         10.7 Agreement dated October 1, 2003 with Imagine Investments, Inc.

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002

         32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K

          A Current  Report on Form 8-K dated  August 15,  2003 was filed  under
          Item 7 disclosing that the Company issued a press release announcing its 2003 second quarter earnings. A copy of the press release, including unaudited financial information released as a part thereof.

          A Current  Report on Form 8-K dated  August 22,  2003 was filed  under
          Item 5 disclosing that the Company received a letter from the NASDAQ stating that, based on the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, the Company does not comply with Marketplace Rule 4310 (c) (2) (B). Therefore the Staff of the NASDAQ is reviewing the Company's eligibility for continued listing on the NASDAQ SmallCap market.

          A Current Report on Form 8-K dated  September 12, 2003 was filed under
          Item 5 disclosing that the Company issued a press release announcing the delisting of its common stock from the NASDAQ SmallCap Market at the opening of business on September 23, 2003 due to its failure to comply with the minimum requirements for continued listing.

          A Current  Report on Form 8-K dated  October  3, 2003 was filed  under
          Item 5 disclosing that the Company issued a press release announcing that Imagine Investments, Inc. has agreed to provide $10.5 million of financing to enable the Company to make a cash tender offer for its Senior Subordinated Notes due December 15, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WICKES INC.




                          By:      /s/ James J. O'Grady
                                   --------------------
                                   James J.  O'Grady
                                   President and Chief Executive Officer



                          By:      /s/ James A. Hopwood
                                   --------------------
                                   James A. Hopwood
                                   Senior Vice President and
                                   Chief Financial Officer


Date:  November 17, 2003

                                                                    Exhibit 31.1
                            SECTION 302 CERTIFICATION

I, James J. O'Grady, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Wickes Inc.;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November  17, 2003            Signature: /s/ James J. O'Grady
      ------------------                       --------------------
                                               President and
                                               Chief Executive Officer

                                                                    Exhibit 31.2
                            SECTION 302 CERTIFICATION

I, James Hopwood, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Wickes Inc.;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 17, 2003             Signature: /s/ James A. Hopwood
      -----------------                        --------------------
                                               Senior Vice President and
                                               Chief Financial Officer

                                                                      Exhibit 32




                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Wickes Inc, a Delaware corporation (the "Company"), on Form 10-Q for the quarter ended September 27, 2003, as filed with the Securities and Exchange Commission (the "Report"), James J. O'Grady , President and Chief Executive Officer of the Company and James A. Hopwood, Senior Vice President and Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James J. O'Grady
--------------------

James J. O'Grady
President and Chief Executive Officer

November 17, 2003

/s/ James A. Hopwood
--------------------

James A. Hopwood
Senior Vice President and Chief Financial Officer

November 17, 2003