Form 10-K/A
period 2002-12-28
WICKES INC
filed 2003-11-21
CIK 910620

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this form 10-K/A. [ ]

     Indicated by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes [ ] No [X]

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

                                Explanatory Note

     This amendment No. 1 to Form 10-K filed on Form 10-K/A for the year ended December 28, 2002, is being filed to restate various reclassifications in the Consolidated Financial Statements of Items 6, 7 and 8 of Part II and the Notes to the Consolidated Financial Statements of Part II. All information contained herein is as originally reported, except as set forth in Management's Discussion and Analysis; Going Concern, Recent Developments, and Notes 2 and 20 to the Consolidated Financial Statements.




                               TABLE OF CONTENTS
                               -----------------
                                                                                                      Page No.
                                                                                                      --------
                                     PART I
                                     ------


Item 1.    Business......................................................................................3
Item 2.    Properties...................................................................................20
Item 3.    Legal Proceedings............................................................................21
Item 4.    Submission of Matters To a Vote
                of Security Holders.....................................................................21


                                     PART II
                                     -------

Item 5.    Market For Registrant's Common Equity
                and Related Stockholder Matters.........................................................22
Item 6.    Selected Financial Data......................................................................23
Item 7.    Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations...........................................................................27
Item 7A.  Quantitative and Qualitative Disclosures
                About Market Risk.......................................................................50
Item 8.    Financial Statements and Supplementary Data..................................................51
Item 9.    Changes In and Disagreements With Accountant...................................................
                On Accounting and Financial Disclosure..................................................51
Item 9A.  Controls and Procedures.......................................................................51


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers
                of the Registrant.......................................................................51
Item 11.  Executive Compensation........................................................................52
Item 12.  Security Ownership of Certain Beneficial Owner
                and Management and Related Stockholder Matters..........................................52
Item 13.  Certain Relationships and Related Transactions................................................52
Item 14.  Principle Accounting Fees and Services........................................................52

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K.................................................................52

SIGNATURES..............................................................................................54

                                     PART I
                                     ------

Item 1.  BUSINESS.
------------------

     Wickes Inc. ("Wickes") and its subsidiaries (Wickes and its subsidiaries are collectively referred to as "the Company") is a leading supplier of building materials and manufacturer of building components in the United States. The Company sells its products and services primarily to residential and commercial building professionals, repair and remodeling ("R&R") contractors and, to a lesser extent, project do-it-yourself consumers ("DIY's") involved in major home improvement projects. At December 28, 2002, the Company operated 58 sales and distribution facilities, as well as 13 component manufacturing facilities that produce and distribute roof and floor trusses, framed wall panels, and pre-hung door units principally in the Midwest, Northeast, and Southern regions of the United States.

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

     On December 16, 2002, the Company successfully completed the sale of substantially all of the assets of its operations in Wisconsin and Northern Michigan to Lanoga Corporation (the "Lanoga Sale"), for approximately $104.7 million, including assumed liabilities of approximately $18 million. Included in the transaction were 14 sales and distribution centers and three component plants in Wisconsin, and 17 sales and distribution centers and one component plant in Michigan. This transaction comprised the majority of Wickes' Conventional Market locations. These sites generated combined net sales of approximately $272 million in 2002 (see also Note 4 to the Consolidated Financial Statements). The funds provided by this transaction were primarily used to pay down a substantial portion of the Company's senior credit facilities, leaving approximately $31 million outstanding as of December 28, 2002. The Lanoga Sale was part of Wickes' strategic decision to focus on larger demographic markets, where it can better serve its professional contractor and volume builder customers. While a portion of the Lanoga Sale served professional contractors, the locations were more rural, less scalable, and included retail sales from do-it-yourself consumers. As a result, management concluded that these locations no longer fit the Company's strategic direction and were more vulnerable to competitive pressures.

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






            Midwest                                 Northeast                                     South
-----------------------------------     ----------------------------------------      -----------------------------
                  Number of                                   Number of                          Number of
                  Sales and                                   Sales and                          Sales and
                 Distribution                                Distribution                       Distribution
  State           Facilities               State              Facilities           State         Facilities
  -----          ------------              -----             -------------         -----        -------------
Michigan              11               Pennsylvania                4              Alabama             3
Indiana               10                New York                   3              Kentucky            3
Ohio                   5                  Maine                    1              Florida             2
Illinois               3              New Hampshire                2            North Carolina        2
Colorado               3               Connecticut                 1              Georgia             1
                                       New Jersey                  1             Tennessee            1
                                      Massachusetts                1
                                        Maryland                   1

        Total         32                     Total                14                   Total         12
                      ==                                          ==                                 ==


     Facilities Opened, Closed and Consolidated
     ------------------------------------------

     In 2000 one plant was added to supplement our Wisconsin market. During 2001 the Company closed distribution centers in Allentown, PA and Aurora, IL, closed a plant in Cookeville, TN, closed and consolidated its Niles, MI distribution center into its Mishawaka, IN distribution center and acquired a distribution center in Kenvil, NJ to relocate its Succasunna, NJ distribution center. In first quarter 2002, the Company sold 4 distribution centers; Pearl, MS, Pascagoula, MS, Baton Rouge, LA, Wilkes Barre, PA, and one manufacturing plant, Ocean Springs, MS, and closed one distribution center in Kokomo, IN. In second quarter 2002, the Company sold two distribution centers, Harlingen, TX and McAllen, TX. In third quarter 2002, the Company closed one distribution center in Grand Rapids, MI, and one manufacturing plant in Indianapolis, IN. In fourth quarter 2002, the Company sold 31 distribution centers and 4 manufacturing plants in the Lanoga Sale. In addition the Company sold its distribution facility in Bangor, ME in the fourth quarter of 2002.

     The following table reconciles the number of sales and distribution facilities and component manufacturing facilities operated by the Company from December 25, 1999 through February 28, 2003.

                                                Sales and         Component
                                               Distribution     Manufacturing
                                                Facilities        Facilities
                                                ----------        ----------
As of December 25, 1999                            101                18

     Expansion                                      --                 1
     Acquisition                                    --                --
                                                  ------             ----
As of December 30, 2000                            101*               19

     Acquisition                                     1                --
     Closings                                       (2)               (1)
     Consolidations                                 (2)               --
                                                   -----             ----
As of December 29, 2001                             98*               18

     Sold                                          (38)               (5)
     Closings                                       --                --
     Consolidations                                 (2)               (1)
                                                   -----             ----
As of December 28, 2002                             58*               12

     Sold                                           --                --
     Closings                                       --                --
     Consolidations                                 (6)               (1)
                                                   -----              ----
As of February 28, 2003                             52                11

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

     In 1997, the Company also began its installed insulation program. Through the use of specialized equipment and vehicles and its specially-trained installation crews, the Company installs blown and batt insulation in new or existing construction. This program is now in place in 34 sales and distribution facilities and is also being reengineered to reestablished standards and income benchmarks consistent with overall company objectives.

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

     The Company categorizes its product sales (excluding Tool Rental, Installed Programs and other service-related revenues), which aggregate approximately 93.8%, 93.6% and 94.9% of the Company's net sales in 2002, 2001 and 2000, respectively, into three groups. These include Wood Products (lumber, plywood, treated lumber, sheathing, wood siding, roof and floor trusses, wall panels and specialty lumber); Building Products (roofing, vinyl siding, doors, drywall, windows, moldings, and insulation); and Hardlines (hardware products, paint, tools, kitchen and bathroom cabinets, plumbing products, electrical products, light fixtures and floor coverings). Wood Products, Building Products, and Hardlines represented 53.3%, 36.5%, and 10.2% of the Company's product sales respectively, for 2002 and 56.2%, 34.4%, and 9.4% for 2001, respectively.


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


Trademarks and Patents
----------------------

     The Company has no material patents, trademarks, licenses, franchises, or concessions other than the name "Wickes Lumber", the "Flying W" trademark, "BuilderCentral2000" and "Frame-A-Home-In-A-Day".
                     -----------------------------------

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

     For further information see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 10 to the Consolidated Financial Statements.

     The Company leases its corporate headquarters, a portion of which is subleased, located at 706 North Deerpath Drive in Vernon Hills, Illinois.

Item 3.  LEGAL PROCEEDINGS.
---------------------------

     The Company is one of many defendants in two class action suits filed in August of 1996. These cases involve approximately 200 claimants for unspecified damages as a result of health problems claimed by the Company's customer, claimed to have been caused by inhalation of silica dust, a byproduct of concrete and mortar mix, which the Company acquired from a cement plant with which the Company has no connection other than as a customer making purchases for resale. Librado Amador, et al. v. Alamo Concrete Products Limited, Wickes Lumber Company, et al., Case No. 16696, was filed in the 229th Judicial District Court of Duval County, Texas. Javier Benavides, et al. v. Magic Valley Concrete, Inc., Wickes Lumber Company, et al., Case No. DC-96-89 was filed in the 229th Judicial District Court of Starr County, Texas. The Company has entered into a cost-sharing agreement with its insurers, and any liability is not expected to be material.

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

     The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported on the NASDAQ SmallCap Market System after October 3, 2002 and on the NASDAQ National Market System prior to October 4, 2002. Prices do not include retail markups, markdowns or commissions.

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

                  Fiscal 2001
                  March 31                       $5.00                 $3.00
                  June 30                         4.57                  4.00
                  September 29                    4.44                  2.67
                  December 29                     3.08                  2.37



     The Company did not declare or pay any dividends on Common Stock during the two fiscal years ended December 28, 2002. There are restrictions included in its revolving credit facility and trust indenture related to the Company's 11 5/8% senior secured notes relating to the payment of dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the Consolidated Financial Statements.

     The following table summarizes the number of stock options issued, the weighted-average exercised price, and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 28, 2002.


                                           Equity Compensation Plan Information
                                           ------------------------------------

                                                                            No. of securities
                               No. of securities to   Weighted avg.         available for
       Plan                    be issued upon         exercise price of     issuance under equity
       Category                exercise of            outstanding           compensation plans
                               outstanding options,   options, warrants     (excluding securities
                               warrants, etc.         etc.                  reflected in column (a))
       ----------------------- ---------------------- --------------------- --------------------------
                                        (a)                     (b)                     (c)

       Equity compensation            525,866                 6.28                   330,070
       plans approved by
       security holders

       Equity compensation               0                      0                       0
       plans not approved by
       security holders

       Total                          525,866                 6.28                   330,070



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



                          WICKES INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                (in thousands, except ratios and per share data)

                                                                Dec. 28,       Dec. 29,       Dec. 30,      Dec. 25,      Dec. 26,
                                                                  2002           2001           2000          1999          1998
                                                             -----------   -----------     -----------   -----------    ------------
                                                            (AS RESTATED) (AS RESTATED)   (AS RESTATED) (AS RESTATED)  (AS RESTATED)
Income Statement Data:                                         (9)            (9)            (9)           (9)             (9)

    Net sales                                                 577,731        710,000         726,375        777,244       631,209
    Gross profit                                              122,373        145,614         149,563        153,775       127,625
    Selling, general and administrative expense               125,970        149,979         152,919        141,637       124,896
    Depreciation and amortization                               4,328          5,518           4,967          4,764         3,792
    Provision for doubtful accounts                             1,281            916             727          1,331         2,402
    Impairments (1)                                            12,894              -               -              -             -
    Store closing costs and other charges (2 & 3)               3,554          1,744               -              -         5,932
    Other operating income (4)                                 (2,941)        (3,421)        (13,163)        (3,682)       (4,415)
    (Loss) income from continuing operations                  (22,713)        (9,122)          4,113          9,725        (4,982)
    Interest expense (5)                                       11,139         15,583          17,608         17,127        15,097
    Loss from continuing operations before income taxes       (33,852)       (24,705)        (13,495)        (7,402)      (20,079)
    Income tax (benefit) provision                            (13,450)        (8,831)         (4,243)        (2,395)       (7,084)
    Loss from continuing operations                           (20,402)       (15,874)         (9,252)        (5,007)      (12,995)
    Income from discontinued operations                        29,529          8,800          12,106         12,595        12,030
    Net income(loss)                                            9,127         (7,074)          2,854          7,588          (965)

Per Share Data:
    Loss from continuing operations per common share-
     basic and diluted                                          (2.46)         (1.92)          (1.12)         (0.61)        (1.59)
    Income from discontinued operations per common share-
     basic                                                       3.56           1.06            1.47           1.53          1.47
    Income from discontinued operations per common share-
     diluted                                                     3.51           1.05            1.43           1.51          1.46
    Net income (loss) per common share-basic                     1.10          (0.85)           0.35           0.92         (0.12)
    Net income (loss) per common share-diluted                   1.08          (0.85)           0.34           0.91         (0.12)
    Weighted average common shares - basic                  8,293,261      8,277,190       8,249,774      8,216,265     8,197,542
    Weighted average common shares - diluted                8,416,481      8,403,742       8,466,383      8,330,571     8,248,967

Operating Data:
    Depreciation and amortization (includes amounts
     reported in cost of sales)                                 5,544          7,187           6,180          5,400         4,352
    Deferred financing cost amortization                        1,586          1,449           1,274          1,510         1,447
    Capital expenditures                                        1,883          9,222           7,898          7,216         4,446
    Net cash provided by (used in) operating activities        27,541           (424)         (4,473)       (17,095)       (9,178)
    Net cash provided by (used in) investing activities        81,624         (7,397)         (7,486)       (16,281)         (274)
    Net cash (used in) provided by financing activities      (107,626)        (4,860)         (5,478)        27,086           975
    Net cash (used in) provided by discontinued operations     (1,652)        12,612          17,607          6,297         8,466

Balance Sheet data (at period end):
    Working capital-continuing operations (6)                  49,456         93,258         108,152        126,994       105,430
    Total assets                                              173,987        297,073         300,928        334,009       292,183
    Total long-term debt, less current maturities              67,363        193,253         200,403        220,742       191,961
    Total stockholders' equity                                 36,030         26,771          33,896         30,819        23,148

Other Data:
    Ratio of earnings to fixed charges (7)                      (1.22)         (0.21)           0.40           0.65         (0.09)
    Same store sales growth (8)                                  -9.3%          -2.4%           -7.4%          21.9%          8.4%
    Building centers open at end of period (8)                     58             67              70             70            70



Notes to Selected Consolidated Financial Data

     (1) The Company has recorded an impairment charge of $12.9 million related to goodwill and other intangible assets. (See additional discussion in Note 5 to the consolidated financial statements.)

     (2) During the first quarter of 1998, the Company implemented the 1998 Plan which resulted in the closing or consolidation of eight sales and distribution and two manufacturing facilities in February, the sale of two sales and distribution facilities in March, and further reductions in headquarters staffing. As a result of the 1998 Plan, the Company recorded a restructuring charge of $5.4 million in the first quarter and an additional charge of $0.5 million in the third quarter

     (3) During 2002 and 2001, the Company incurred store closing costs and other charges related to management's reorganization initiatives that resulted in charges of $3.6 million and $1.7 million, respectively, relating to distribution center closing costs and other charges. (See additional discussion in Item 7. Management's Discussion and Analysis and Note 17 to the consolidated financial statements.)

     (4)  As  further  explained  in  Note  10  to  the  Consolidated  Financial
          Statements, on November 21, 2000 the Company commenced a cash tender offer for its outstanding 11 5/8% Senior Subordinated Notes due 2003, at a substantial discount from face value. The offer expired on December 20, 2000 and on December 26, 2000, the Company redeemed $36.0 million of notes tendered. As a result of this transaction, the
          Company  recorded  a  pre-tax  gain of  $11.1  million,  net of  costs associated with the transaction. As required by SFAS No. 145 the Company has changed the presentation of its gains on debt extinguishment from extraordinary items to other operating income. While not required until fiscal 2003, the Company has elected to early adopt the provision of this statement as encouraged by the Financial Accounting Standards Board. (See additional discussion in Note 3 to the consolidated financial statements.)

     (5) Interest expense includes cash interest expense and amortization of deferred financing costs. Interest expense has been adjusted to allocate certain interest expense to discontinued operations. See Note 3 to the consolidated financial statements.

     (6) Working capital presented excludes the assets and liabilities of discontinued operations

     (7) For purposes of computing this ratio, earnings consist of pre-tax income (loss) before income taxes adjusted for fixed charges. Fixed charges consist of interest expense and a portion of operating lease rental expense that is representative of the interest factor attributable to interest expense. Such earnings were insufficient to cover fixed charges by $33.9 million, $24.7 million, $13.5 million, $7.4 million and $20.1 million for the years ended December 28, 2002, December 29, 2001, December 30, 2000, December 25, 1999 and December 26, 1998, respectively.

     (8) Same store sales growth data reflects average sales for sales and distribution facilities and other facilities that were operated by the Company throughout both the current and previous year (closed locations are included up to the period it closed). In addition to sales and distribution facilities, component manufacturing plants also make some direct sales. The following table lists, by year, the number of locations that were included in this calculation:

                             No. of Facilities            No. of
                   Year      Open at year end           Closed during year
                   ----      ----------------           ------------------
                   2002            58                           9
                   2001            67                           3
                   2000            70                           -
                   1999            70                           -
                   1998            70                           -

          The  number  of  facilities   has  been   adjusted  for   discontinued
               operations.


     (9) Subsequent to the issuance of the Company's consolidated financial statements, the Company determined that certain interest, depreciation, employee benefits and manufacturing related expenses incurred during fiscal years 2002, 2001, and 2000 were not properly classified. As a result, the Company has restated the consolidated financial statements for fiscal year 2002, 2001, 2000. The selected consolidated financial data for fiscal years 1999 and 1998 has also been revised in this table to reflect such restatements in those years. See Note 21 to the consolidated financial statements.

Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

Restatement
-----------

     Subsequent to the issuance of the Company's consolidated financial statements, the Company determined that certain interest, depreciation, employee benefits and manufacturing related expenses incurred during fiscal years 2002, 2001, and 2000 were not properly classified. As a result, the Company has restated the consolidated financial statements for fiscal year 2002, 2001 and 2000. See Note 21 to the consolidated financial statements.

     A summary of the effects of the restatement is as follows:




                                                                     2002                      2001                   2000
                                                             ----------------------  ------------------------  ---------------------
                                                               As          As           As           As           As         As
                                                             Reported    Restated     Reported     Restated     Reported   Restated
                                                            ----------  ----------   -----------   ----------   ---------   --------
Statement of Operations Data
----------------------------
  (in thousands, except per share data)
Cost of sales                                             $   463,718 $   455,358  $    564,386  $   564,386 $   576,812 $  576,812
                                                           ----------  ----------   -----------   ----------   ---------  ----------
    Gross profit                                              114,013     122,373       145,614      145,614     149,563    149,563
                                                           ----------  ----------   -----------   ----------   ---------  ----------
Selling, general and administrative expenses                  112,884     125,970       143,587      149,979     145,193    152,919
Depreciation and amortization                                   4,301       4,328         5,239        5,518       4,710      4,967
 (Loss) Income from continuing operations before interest
  and taxes                                                   (17,960)    (22,713)       (2,451)      (9,122)     12,096      4,113
Interest expense                                               16,029      11,139        21,787       15,583      24,322     17,608
    Loss from continuing operations before income taxes       (33,989)    (33,852)      (24,238)     (24,705)    (12,226)   (13,495)
Income tax benefit                                            (13,503)    (13,450)       (8,648)      (8,831)     (3,745)    (4,243)
    Loss from continuing operations                           (20,486)    (20,402)      (15,590)     (15,874)     (8,481)    (9,252)

Discontinued operations:
     Income, net of taxes                                       7,263       7,179         8,516        8,800      11,335     12,106
Net Income (loss)                                               9,127       9,127        (7,074)      (7,074)      2,854      2,854
                                                           ==========  ==========   ===========   ==========   =========  ==========

Per share data:
Loss from continuing operations per common share-basic and
    diluted                                                $    (2.47)      (2.46)        (1.88)       (1.92)      (1.03)     (1.12)
                                                           ==========  ==========   ===========   ==========   =========  ==========

Income from discontinued operations per common share-basic $     3.57        3.56          1.03         1.06        1.37        1.47
                                                           ==========  ==========   ===========   ==========   =========  ==========

Income from discontinued operations per common share-
    diluted                                                $     3.52        3.51          1.01         1.05        1.34        1.43
                                                           ==========  ==========   ===========   ==========   =========  ==========

Net income (loss) per common share-basic                   $     1.10        1.10         (0.85)       (0.85)       0.35        0.35
                                                           ==========  ==========   ===========   ==========   =========  ==========

Net income (loss) per common share-diluted                 $     1.08        1.08         (0.85)       (0.85)       0.34        0.34
                                                           ==========  ==========   ===========   ==========   =========  ==========



                                                                                               2001
                                                                                    ------------------------
                                                                                         As           As
Balance Sheet Data                                                                    Reported     Restated
                                                                                    -----------   ----------
(in thousands, except per share data)

Accrued liabilities                                                                  $ 11,390     $ 11,207

Liabilities of discontinued operations                                                 22,507       22,690
                                                                                    -----------   ----------

Total current liabilities                                                            $ 73,676     $ 73,676
                                                                                    -----------   ----------


The following management's discussion and analysis gives effect to this restatement.




General
-------

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, due to the Company's liquidity condition and continuing operating losses, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements included herein do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that could result should the Company be unable to continue as a going concern.

     The Company does not expect to generate sufficient cash from operations to pay the principal amount of the Senior Subordinated Notes when they mature on December 15, 2003, and, therefore, the Company has offered to exchange the Senior Subordinated Notes for either (i) cash and new 10% Convertible Notes (the "New Notes") due 2007 or (ii) New Notes. If an insufficient number of holders of Senior Subordinated Notes participate in the exchange offer, it is likely the Company will not be able to pay the principal amount and the accrued and unpaid interest due on their maturity date. In that event, an event of default will have taken place under the indenture governing the Senior Subordinated Notes, the Company's senior credit facility and the indenture governing the Company's Senior Secured Notes due 2005, allowing the Company's senior lenders to immediately accelerate the maturity of the indebtedness under the Company's senior credit facility and the Company's Senior Secured Notes. If that were to occur, unless the Company were able to obtain additional financing to repay the senior credit facility, the Senior Secured Notes and the outstanding Senior Subordinated Notes (which management believes is highly unlikely), the Company may be forced to petition for relief under the U.S. Bankruptcy Code, or the Company's creditors may file an involuntary petition against the Company (see
Note 20 for further discussion).

     As of December 30, 2001 the Company adopted the requirements of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". As described earlier in this Form 10-K/A, the Company sold 31 distribution centers and 4 component plants to Lanoga Corporation (the "Lanoga Sale") which constituted an asset group, as defined by the standard. The distribution centers and component plants have been treated as a disposal of a component of the consolidated Company, which under the standard, requires the Company to report the results of these operations as discontinued operations. The results of these operations have been reported as discontinued operations for the year ended December 28, 2002. The results of operations for the years ended December 29, 2001 and December 30, 2000 have been reclassified as discontinued operations to conform to the requirements of this standard. Net sales from discontinued operations were $271.8 million, $291.0 million, and $301.2 million in 2002, 2001, and 2000, respectively. Income from discontinued operations net of taxes was $7.2 million, $8.8 million, and $12.1 million, respectively. Additionally, the Company recognized a $22.4 million gain, net of taxes, on the Lanoga Sale as of December 28, 2002. In addition to the Lanoga Sale, the Company closed, consolidated or sold an additional 11 facilities in 2002 and 5 in 2001 that were not considered discontinued operations and therefore the results of these operations are reported in continuing operations.

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. All significant intercompany balances and transactions have been eliminated. The table below has been adjusted to exclude discontinued operations. (See additional discussion in Note 4 to the consolidated financial statements.) This table and subsequent discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.




                                                                             Years Ended
                                                                             -----------

                                                              Dec 28,           Dec. 29,         Dec. 30,
                                                               2002               2001             2000
                                                               ----               ----             ----

         Net sales                                            100.0%             100.0%           100.0%
         Gross profit                                          21.2               20.5             20.6
         Selling, general and administrative
           expenses                                            21.8               21.1             21.1
         Depreciation and amortization                          0.7                0.7              0.6
         Provision for doubtful accounts                        0.2                0.1              0.1
         Impairments                                            2.2                  -                -
         Store closing costs and other charges                  0.6                0.2              0.0
         Other operating income                                (0.5)              (0.5)            (1.8)
         (Loss)Income from continuing operations
             before interest and taxes                         (3.9)              (1.3)             0.6


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

     Losses from continuing operations increased to $20.4 million for the year ended December 28, 2002, from $15.9 million and $9.3 million for the years ended December 29, 2001 and December 30, 2000, respectively.

     The following table contains selected unaudited quarterly financial data for the years ended December 28, 2002 and December 29, 2001. Quarterly income
(loss) per share may not total to year-end income (loss) per share due to the issuance of additional shares of Common Stock during the course of the year.

                                  WICKES, INC.
                            QUARTERLY FINANCIAL DATA
                      (in thousands, except per share data)




Fiscal Year 2002                               Quarter 1              Quarter 2             Quarter 3              Quarter 4
                                           ---------------------  --------------------- ---------------------- ---------------------
                                              AS         AS          AS         AS         AS          AS         AS          AS
                                           REPORTED   RESTATED    REPORTED   RESTATED   REPORTED    RESTATED   REPORTED    RESTATED
                                           ---------------------  --------------------- ---------------------- ---------------------

Net sales from continuing operations        $ 135.3    $ 135.3    $ 160.4     $ 160.4    $ 153.2     $ 153.2    $ 128.8    $ 128.8
% of annual net sales                          23.4%      23.4%      27.8%       27.8%      26.5%       26.5%      22.3%      22.3%

Gross Profit                                   25.8       27.6       32.3        34.3       30.7        32.6       25.2       27.8

Loss from continuing operations                (2.8)      (3.9)      (0.6)       (0.5)      (3.1)       (2.2)     (14.0)     (13.8)
Income (loss) from discontinued operatios      (1.0)       0.1        2.9         2.8        4.2         3.3       23.5       23.3
                                           ---------- ----------  ---------  ---------- ----------  ---------- ----------  ---------

Net (loss) income                              (3.8)      (3.8)       2.3         2.3        1.1         1.1        9.5        9.5
                                           ========== ==========  =========  ========== ==========  ========== ==========  =========

Basic earnings (loss) per common share:
Loss from continuing operations             $ (0.34)   $ (0.47)   $ (0.07)    $ (0.06)   $ (0.37)    $ (0.27)   $ (1.69)   $ (1.66)
Income (loss) from discontinued operations    (0.12)      0.01       0.35        0.34       0.51        0.41       2.83       2.80
                                           ---------- ----------  ---------  ---------- ----------  ---------- ----------  ---------
Net (loss) income                             (0.46)     (0.46)      0.28        0.28       0.14        0.14       1.14       1.14
                                           ========== ==========  =========  ========== ==========  =====================  =========

Diluted earnings (loss) per common share:
Loss from continuing operations               (0.34)   $ (0.47)     (0.07)    $ (0.06)     (0.37)    $ (0.27)     (1.69)   $ (1.66)
Income (loss) from discontinued operations    (0.12)      0.01       0.35        0.34       0.50        0.40       2.79       2.76
                                           ---------- ----------  ---------  ---------- ----------  ---------- ----------  ---------
Net (loss) income                           $ (0.46)   $ (0.46)    $ 0.28      $ 0.28     $ 0.13      $ 0.13     $ 1.10     $ 1.10
                                           ========== ==========  =========  ========== ==========  ========== ==========  =========



Fiscal Year 2001                               Quarter 1              Quarter 2             Quarter 3              Quarter 4
                                           ---------------------  --------------------- ---------------------- ---------------------
                                               AS         AS          AS         AS         AS          AS         AS          AS
                                            REPORTED   RESTATED    REPORTED   RESTATED   REPORTED    RESTATED   REPORTED    RESTATED
                                           ---------------------  --------------------- ---------------------- ---------------------

Net sales from continuing operations        $ 135.4    $ 135.4    $ 194.5     $ 194.5    $ 206.9     $ 206.9    $ 173.2    $ 173.2
% of annual net sales                          19.1%      19.1%      27.4%       27.4%      29.1%       29.1%      24.4%      24.4%

Gross Profit                                   30.1       30.1       40.1        40.4       41.9        41.6       33.5       33.5

Loss from continuing operations                (4.8)      (6.5)      (3.1)       (2.4)      (4.0)       (2.9)      (3.7)      (4.1)
Income (loss) from discontinued operations     (1.7)       0.0        4.1         3.4        4.7         3.6        1.4        1.8
                                           ---------- ----------  ---------  ---------- ----------  ---------- ----------  ---------

Net Income (loss)                              (6.5)      (6.5)       1.0         1.0        0.7         0.7       (2.3)      (2.3)
                                           ========== ==========  =========  ========== ==========  ========== ==========  =========

Basic earnings (loss) per common share:
Loss from continuing operations             $ (0.58)   $ (0.78)   $ (0.37)    $ (0.29)   $ (0.48)    $ (0.35)   $ (0.45)   $ (0.49)
Income (loss) from discontinued operations    (0.20)      0.00       0.50        0.41       0.56        0.43       0.18       0.22
                                           ---------- ----------  ---------  ---------- ----------  ---------- ----------  ---------
Net (loss) income                             (0.78)     (0.78)      0.12        0.12       0.08        0.08      (0.27)     (0.27)
                                           ========== ==========  =========  ========== ==========  ========== ==========  =========

Diluted earnings (loss) per common share:
Loss from continuing operations               (0.58)     (0.78)     (0.37)      (0.29)     (0.48)      (0.35)     (0.45)     (0.49)
Income (loss) from discontinued operations    (0.20)      0.00       0.49        0.41       0.56        0.43       0.17       0.21
                                           ---------- ----------  ---------  ---------- ----------  ---------- ----------  ---------
Net (loss) income                           $ (0.78)   $ (0.78)    $ 0.12      $ 0.12     $ 0.08      $ 0.08    $ (0.28)   $ (0.28)
                                           ========== ==========  =========  ========== ==========  ========== ==========  =========


See Note 21 to the consolidated financial statements.


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

2002 Compared with 2001
-----------------------

     The following discussion is based on the results of continuing operations of the Company. See section above and Note 4 to the consolidated financial statements regarding the Lanoga Sale, which is treated as discontinued operations of the Company.

     Net Sales
     ---------

     Net sales for 2002 decreased $132.3 million, or 18.6%, to $577.7 million from $710.0 million in 2001. In addition to the Lanoga Sale mentioned above, which is treated as discontinued operations, the Company closed, consolidated or sold an additional 11 facilities which contributed approximately $126.7 million in sales in 2001. The sales for all facilities operated throughout the year (closed locations are included up to the period it closed) compared to the sales for comparable facilities and periods operated in the prior year ("same store sales") decreased 9.3%. During 2002, the Company experienced a 4.4% decrease in same store sales to its primary customer, the professional home builder, and an 18.0% decrease in same store sales to commercial builders. Repair and Remodel and Consumer same store sales declined 11.1% and 15.5% respectively. Sales to building professionals as a percentage of total sales were 93.1% in 2002 compared to 92.6% in 2001, while sales to consumers were 6.9% in 2002 compared to 7.4% in 2001.

     Total housing starts nationally were up 5.1% in 2002 and in the Company's primary markets, the Northeast, Midwest, and South starts were up 2.3%, 4.2% and 4.4% respectively. Nationally, single family housing starts, which generate the majority of the Company's sales to building professionals, increased by 5.8% to
1.33 million starts in 2002 from 1.26 million starts in 2001.

     The Company estimates that deflation in lumber and drywall prices negatively impacted 2002 net sales by approximately $9.3 million, when compared with lumber and drywall prices during 2001. Dimensional lumber, panel products, and to an extent, drywall are commodities (which are generally tracked using the Random Lengths Framing Composite Average and the Random Lengths Panel Index for dimensional lumber and panel products, respectively) which cause the Company's costs and retail prices to fluctuate with changing market conditions. Drywall prices generally fluctuate based on availability and are tracked using producer prices. Increases in commodity prices ("lumber inflation") generally are passed on to the customer with certain lag effects, resulting in higher selling prices, or are fixed in the futures market for dimensional lumber and panel products for a small percentage of longer-term sales contracts. In periods of decreasing commodity prices ("lumber deflation"), selling prices decrease, with certain lag effects. The Company's commodity wood products, including drywall (excluding discontinued operations) accounted for approximately 54.3% of sales for the year, compared with 57.3% for 2001.

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

     Gross Profit
     ------------

     Gross profit decreased $23.2 million to $122.4 million or 21.2% of net sales for 2002 compared with $145.6 million or 20.5% of net sales for 2001. The Company believes that deflation in lumber and drywall prices decreased the dollar value of gross profit by approximately $1.6 million for the fiscal year ended December 28, 2002. During 2002, the Company sold or consolidated 11 facilities and recorded a charge to gross profit of $1.4 million for inventory liquidation costs. Of the Company's major product lines, building materials accounted for approximately 37.5% of total company gross profit, up from 34.8% last year, however, gross margin percentage for these products decreased to 21.6% from 22.2% last year.

     Selling, General, and Administrative Expense
     --------------------------------------------

     Total selling, general, and administrative expense ("SG&A") decreased $24.0 million or 16.0% to $126.0 million in 2002 compared with $150.0 million in 2001. SG&A increased slightly as a percent of net sales to 21.8% compared with 21.1% of net sales in 2001. The Company believes the increase as a percentage or sales is due to the reduction in sales attributed to the 11 facilities that the Company closed, consolidated or closed during 2002.

     The decrease in SG&A dollars primarily is attributable to labor management that reduced salaries and wages by $18.6 million or 19.0%. In addition the Company experienced a reduction in benefit costs, particularly in its self-insured medical costs which decreased by $2.6 million or 22.2% over last year, as well as smaller reductions in marketing and delivery expenses. The Company believes the management plan developed and put in place in the last half of 2001 to reorganize and improve productivity and performance, and to reduce certain overhead programs and under-performing assets, has resulted and should continue to result in reductions to labor expenses, administrative expenses, marketing expenses, insurance expenses and other SG&A expense.

     Depreciation and Amortization
     -----------------------------

     Depreciation and amortization costs decreased approximately $1.2 million to $4.3 million in 2002, compared with $5.5 million in 2001. As a percentage of sales, depreciation and amortization costs compared to last year were flat.

     Provision for Doubtful Accounts
     -------------------------------

     Provision for doubtful accounts increased to approximately $1.3 million or 0.2% of sales in 2002 from approximately $0.9 million or 0.1% of sales for 2001. Included in the 2002 provision is the reserve of approximately $0.4 million against a note issued by Riverside Group, Inc. that was not paid on the December 28, 2002 due date (see additional discussion in Note 16 to the consolidated financial statements).

     Impairments
     -----------

     In accordance with SFAS No.142, "Goodwill and Other Intangible Assets", the Company has recorded an impairment charge of $12.9 million (see additional discussion in Note 5 to the consolidated financial statements).

     Store Closing Costs and Other Charges
     -------------------------------------

     In 2001, the Company's management developed a plan to reorganize and improve productivity and performance. The results were reductions in administrative expense, marketing expense, headcount and the elimination of non-strategic operating units. As a result, the Company recorded charges of $1.2 million related to severance, $0.5 million related to property carrying costs and other costs. All charges related to the plan were paid in 2001 with the exception of $0.1 million in severance and $0.3 million in property carrying costs, which were paid in the first quarter of 2002.


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




                                                   Employee      Property and
                                                  Separation    Other Carrying
                                                    Costs            Costs           Total
                                                    -----            -----           -----
       2001 Store closing and other costs          $1,223             $521          $1,744
       2001 Related payments                       (1,084)            (235)         (1,319)
                                                    -----            -----           -----
       Accrual balance at December 29, 2001           139              286             425
       2002 Store closing and other costs           1,895            1,659           3,554
       2002 Related payments                       (1,649)          (1,930)         (3,579)
                                                    -----            -----           -----
       Accrual balance at December 28, 2002          $385              $15            $400


     Other Operating Income
     ----------------------

     Other operating income decreased approximately $0.5 million to $2.9 million in 2002, compared with $3.4 million in 2001. This primarily includes the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivable, and casualty losses. During 2002, the Company sold eight pieces of real estate and various fixed assets for a net gain of approximately $1.8 million, offset by an impairment of $0.9 million related to sale of real estate in Aurora, CO. This is compared with four real estate sales and various fixed asset disposals in 2001, for a net gain of approximately $1.2 million.

     Interest Expense
     ----------------

     Interest expense decreased to $11.1 million in 2002 from $15.6 million in 2001. The Company's weighted-average interest rate on all outstanding borrowings, excluding amortization of debt issue costs, for the years ended December 28, 2002 and December 29, 2001 was approximately 7.95% and 8.93%, respectively.

     The Company's 2002 average debt levels decreased significantly, down $43.2 million or 19.1% over the comparable period in 2001. In 2002, approximately 85.9% of the Company's average borrowing on its revolving credit facility was LIBOR-based as compared with 94.2% in 2001.

     Income Tax Benefit from Continuing Operations
     ---------------------------------------------

     In 2002, the Company recorded an income tax benefit for continuing operations of $13.5 million versus an income tax benefit of $8.8 million in 2001. The Company's effective tax rate was 39.7% for 2002 compared to 35.7% for 2001. Included in the Company's tax provision from continuing operations were state franchise taxes. State franchise taxes were $0.4 million and $0.7 million for 2002 and 2001, respectively.

     The Company continues to review future earnings projections to determine that there is sufficient support for its deferred tax assets and valuation allowance. Management believes that it is more likely than not that the Company will receive full benefit of its net deferred tax asset and that the valuation allowance is properly stated.

     Loss from Continuing Operations
     -------------------------------

     The Company recorded a loss from continuing operations in 2002 of $20.4 million versus a loss of $15.9 million in 2001, an increase of $4.5 million. Results of operations were negatively impacted by an impairment of intangible assets of $12.9 million, a decrease in sales, down 18.6%, a decrease in gross profit percent, down 70 basis points, an increase in store closing and other items, up 103.8%, and a decrease in other income, down 14.0%. These items were partially offset by a decrease in selling general and administrative expenses, down 16.2%.

     Discontinued operations
     -----------------------

     As part of the Company's reorganization initiative, on December 16, 2002, the Company successfully completed the sale of substantially all of the assets of its operations in Wisconsin and Northern Michigan to Lanoga Corporation's UBC division (the "Lanoga Sale"). Included in the transaction were 14 distribution centers and three component plants in Wisconsin, and 17 distribution centers and one component plant in Michigan. See additional discussion in Note 4 to the consolidated financial statements.


2001 Compared with 2000
-----------------------

     Net Sales
     ---------

     Net sales for 2001 decreased $16.4 million, or 2.3%, to $710.0 million from $726.4 million in 2000. The Company closed or consolidated 5 facilities during 2001 which contributed approximately $23.8 million in sales during the prior year. The sales for all facilities operated throughout the year (closed locations are included up to the period it closed) compared to the sales for comparable facilities and periods operated in the prior year ("same store sales") decreased 2.4%. During 2001, the Company experienced a 0.4% increase in same store sales to its primary customer, the professional home builder, and a 10.2% decrease in same store sales to commercial builders. Consumer sales declined 4.8% on a same store basis.

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

     Selling, General, and Administrative Expense
     --------------------------------------------

     Total selling, general, and administrative expense ("SG&A") decreased $2.9 million or 1.9% to $150.0 million in 2001 compared with $152.9 million in 2000. As a percentage of net sales, SG&A remained flat at 21.1% in 2001 and 2000.

     Depreciation and Amortization
     -----------------------------

     Depreciation and amortization costs increased approximately $0.5 million or 10.0% to $5.5 million in 2001, compared with $5.0 million in 2000. The increase in depreciation primarily is due to investments in machinery and equipment at the Company's manufacturing facilities and delivery vehicles.

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

     Other Operating Income
     ----------------------

     Other operating income decreased approximately $9.7 million to $3.4 million in 2001, compared with $13.2 million in 2000. Other operating income primarily includes the gains on the early extinguishment of debt, sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivable, closed center expenses and casualty losses. During 2001, the Company sold four pieces of real estate and various fixed assets for a net gain of approximately $1.2 million. This is compared with three real estate sales and various fixed asset disposals in 2000, for a net gain of approximately $0.3 million. Additionally, as part of the adoption of SFAS No. 145, the Company reclassified its gains on debt extinguishment from extraordinary items to other operating income (see additional discussion in Note 3 to the consolidated financial statements.) While not required until fiscal 2003, the Company has elected to early adopt the provision of this statement as encouraged by the Financial Accounting Standards Board. The pretax gain of $11.1 million has been reclassified to other operating income for the fiscal year ended December 30, 2000.

     Interest Expense
     ----------------

     Interest expense decreased to $15.6 million in 2001 from $17.6 million in 2000. The Company's weighted-average interest rate on all outstanding borrowings, excluding amortization of debt issue costs, for the years ended December 29, 2001 and December 30, 2000 was approximately 8.93% and 10.07%, respectively. The Company's 2001 average debt levels decreased by $2.5 million or 1.1% over the comparable period in 2000.

     Income Tax Benefit From Continuing Operations
     ---------------------------------------------

     In 2001, the Company recorded an income tax benefit for continuing operations of $8.8 million versus an income tax benefit of $4.2 million in 2000. The effective tax rate was 35.7% for 2001 compared to 31.4% for 2000. The Company's provision includes state franchise taxes. State franchise taxes were $0.7 million and $1.0 million for 2001 and 2000, respectively.


     Loss from Continuing Operations
     -------------------------------

     The Company recorded a loss from continuing operations in 2001 of $15.9 million versus a loss from continuing operations of $9.3 million in 2000, an increase of $6.6 million. Results of operations were negatively impacted by a decline in sales of 2.3%, increased employee benefit costs, specifically workers compensation and medical costs, as well as additional marketing expenditures. Results were positively impacted by a decrease in management incentives and a decrease in interest expense.


Critical Accounting Policies
----------------------------

     Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. As discussed in Note 3 to the Company's Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. Management believes that any reasonable deviations from these estimates would not have a material impact on the consolidated financial statements.

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


Liquidity and Capital Resources
-------------------------------

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, due to the Company's liquidity condition and continuing operating losses, there is substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that could result should the Company be unable to continue as a going concern.

     The Company does not expect to generate sufficient cash from operations to pay the principal amount of the Senior Subordinated Notes when they mature on December 15, 2003, and, therefore, the Company has offered to exchange the Senior Subordinated Notes for either (i) cash and new 10% Convertible Notes (the "New Notes") due 2007 or (ii) New Notes. If an insufficient number of holders of Senior Subordinated Notes participate in the exchange offer, it is likely the Company will not be able to pay the principal amount and the accrued and unpaid interest due on their maturity date. In that event, an event of default will have taken place under the indenture governing the Senior Subordinated Notes, the Company's senior credit facility and the indenture governing the Company's Senior Secured Notes due 2005, allowing the Company's senior lenders to immediately accelerate the maturity of the indebtedness under the Company's senior credit facility and the Company's Senior Secured Notes. If that were to occur, unless the Company were able to obtain additional financing to repay the senior credit facility, the Senior Secured Notes and the outstanding Senior Subordinated Notes (which management believes is highly unlikely), the Company may be forced to petition for relief under the U.S. Bankruptcy Code, or the Company's creditors may file an involuntary petition against the Company (see
Note 20 for further discussion).

The Company's principal sources of working capital and liquidity are cash flows from operations and borrowings under its revolving credit facility. The Company's primary need for capital resources is to finance accounts receivable, inventory, capital expenditures and collateral for self-insurance programs.

     In 2002, net cash provided by operating activities was $27.5 million. This compares with net cash used in operating activities of $0.4 million in 2001. The increase in cash flow from operations primarily is driven by reductions in accounts receivable and inventory, partially offset by a decrease in accounts payable and accrued liabilities.

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

     At December 28, 2002 the Company operated 58 sales and distribution centers and 13 component manufacturing facilities compared with 67 sales and distribution facilities and 27 component manufacturing facilities at December 29, 2001. The reduction in facilities is due to the sales and consolidation of facilities that took place during the year. At December 28, 2002, there were no material commitments to third parties for future capital expenditures.

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

     The Company continues to carry outstanding Senior Subordinated Notes of approximately $21.1 million. These notes are due in full on December 15, 2003. Sufficient liquidity to meet these obligations when they come due is contingent on a number of risk factors, as discussed in Item 1 of this Form 10-K/A. See
Note 20 to the consolidated financial statements for discussion regarding the Company's current offer to exchange the remaining $21.1 million original notes.

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

     As a result of (i) the Company's failure to deliver to the lenders its fiscal 2002 audited financial statements by March 28, 2003 and (ii) as of April 4, 2003, Riverside Group Inc. and J. Steven Wilson ceasing between them to own at least 25% of the Company's outstanding common stock and Imagine Investments, Inc. owning a greater percentage of such shares than Riverside and Mr. Wilson, certain events of default arose under the Merrill Credit Agreement. Such defaults were simultaneously waived by the lenders and the Credit Agreement was amended in certain respects, including the addition of a provision which permits the Company to make a severance payment of $1 million to Mr. Wilson. In connection with such waiver and amendments, the Company paid to the lenders a fee of $312,500.


Contractual Obligations and Commercial Commitments
--------------------------------------------------

     The following table summarizes the Company's contractual obligations and commercial commitments as of December 28, 2002, and is updated for repayment obligations under the Company's Merrill Credit Agreement dated February 26, 2003. Note that approximately $0.6 million of mortgages on real estate included herein are classified as a component of other long-term liabilities in the Company's Balance Sheet.




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

Net Operating Loss Carryforwards
--------------------------------

     At December 28, 2002 the Company and its subsidiaries had net operating loss carryforwards ("NOLs") of approximately $22.4 million. The NOLs will expire in the years 2011 to 2021 if not previously utilized.

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


Recently Issued Accounting Pronouncements
-----------------------------------------

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123". This standard provides transitional guidance for applying the fair value-based method of accounting for stock options. It also requires additional proforma disclosures for interim periods beginning after December 15, 2002. The company will continue to apply the intrinsic value based method of accounting as prescribed by APB Opinion No. 25. As such, management does not expect the adoption of this pronouncement to have a material effect on its financial statements.

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


Recent Developments
-------------------

Revolving Credit Facility
-------------------------

     Subsequent to the issuance of the financial statements as of December 28, 2002, the Company has undergone several amendments to its Merrill Credit Agreement dated February 26, 2003. A summary of those amendments is outlined below.

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

     At the end of the second quarter, the Company did not meet its minimum EBITDA requirement. Subsequently, on August 15, 2003, the lenders agreed to waive the default of its minimum EBITDA requirement and amend the EBITDA targets as outlined within the Credit Agreement (Fourth Amendment). In addition, it amended the original credit agreement to include a term loan prepayment of $1.5 million by September 20, 2003, less any prepayment from the proceeds of the sale of certain real estate. Also, it amended the original credit agreement to state that without prior written consent of required lenders, in no event will the proceeds of the revolving loans be used to consummate (i) any redemption or purchase of Senior Subordinated Notes due 2003 or (ii) any voluntary redemption or purchase of Senior Secured Notes due 2005. In connection with such waiver and amendments, the Company paid to the lenders a fee of $100,000.

     As a result of amendments during the third quarter of fiscal 2003, the spread range on prime rate borrowings under the new agreement temporarily increased to 1.5% to 2.25% over prime for revolving loans and 2.25% to 3.0% over prime under the term notes. These rate ranges are up by 25 basis points from rates negotiated in the original agreement on February 26, 2003. The spread for LIBOR based borrowing increased by the same 25 basis points, now ranging from 2.75% to 3.5% over LIBOR for revolving loans and 3.5% to 4.25% over LIBOR for term notes. These increases were the result of the default caused by the Company's failure to meet required minimum EBITDA levels described above.

     On August 27, 2003 the Merrill Credit Agreement was amended (Fifth Amendment) whereby the lenders agreed to (i) remove the Availability Block Adjustment Date and Availability Block Table, resulting in a fixed availability block, (ii) extend the due date to September 30, 2003 for the delivery of Deposit Account Control Agreements with respect to certain deposit accounts maintained by the Company.

     As of September 27, 2003, the Company met the minimum EBITDA levels and the interest rate ranges from the original agreement entered into on February 26, 2003 have been restored, effective September 28, 2003. However, a future event of default could increase each of the Company's prime and LIBOR margins by 25 basis points

     The Company's base rate on revolving loans, 6.00% at September 27, 2003 and 5.50% at September 28, 2002, included an interest spread over prime of 2.00% and 0.75%, respectively. The Company's LIBOR borrowing rate on revolving loans, 4.37% at September 27, 2003 and 4.55% at September 28, 2002, included an interest spread over LIBOR of 3.25% and 2.75%, respectively.


     As of September 27, 2003 there was $60.7 million outstanding under the Merrill Credit Agreement of which $36.7 million was revolving credit and $23.9 million was term notes. The Company's unused availability was $27.1 million and, under the Merrill Agreement as amended, minimum availability is required to be $15.0 million for the remainder of the agreement. Therefore, the Company held $12.1 million of excess availability as of September 27, 2003 after all reserves and minimums were deducted.

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

Taxes
-----

     Due to the determination in the second quarter of 2003 that there was substantial doubt related to the Company's ability to continue as a going concern, the Company recorded a $29.6 million charge to establish a valuation allowance for its net deferred tax assets in the second quarter ended June 28, 2003.

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

Stock Listing
-------------

     Effective September 23, 2003, the Company's stock was delisted from the NASDAQ SmallCap Market System and is currently listed on the NASDAQ OTC Bulletin Board.

Exchange Offer
--------------

     On November 4, 2003 the Company commenced an offer to exchange either (i) cash and 10% Convertible Notes due 2007 or (ii) 10% Convertible Notes due 2007 for all $21,123,000 principal amount of outstanding 11 5/8 % Senior Subordinated Notes due 2003. The Company refers to its existing 11 5/8% Senior Subordinated Notes due 2003 as the existing notes, and to its 10% Convertible Notes due 2007 as the new notes. The Company also has Senior Secured Notes due 2005, as discussed in Note 10, to the financial statements.

     If an insufficient number of holders of existing notes participate in the exchange offer, it is likely that the Company will be unable to pay the principal and interest on the existing notes on their maturity. Further it is possible that even if all of the conditions to the exchange offer are satisfied or waived, the Company may not obtain consent from its lenders to repay any excess amounts outstanding, or the Company may not have sufficient availability under its Credit Agreement to pay remaining amounts due, if any. In that event, an event of default will have occurred on its obligations under the indenture governing the existing notes, as well as under all of its other indebtedness, including its senior credit facility, its Senior Secured Notes due 2005 and, if the exchange offer is completed, the new notes. Therefore, the principal and accrued interest on the existing notes and other indebtedness, including the senior credit facility, Senior Secured Notes due 2005 and, if the exchange offer is completed, the new notes, may be accelerated and become immediately due and payable. If, as is currently anticipated, the Company is then unable to obtain immediate financing to pay such amounts, the Company may seek to file a voluntary petition, or may have an involuntary petition filed against it by its creditors in a bankruptcy court under the U.S. Bankruptcy Code.

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

     Based on limited and infrequent trading information, management estimates that the fair value of the Company's outstanding 11 5/8% Senior Subordinated Notes was $35.8 million and $32.0 million at December 28, 2002 and December 29, 2001, respectively. As discussed in Note 10 to the Consolidated Financial Statements, the Company redeemed approximately $36.0 million face amount of the notes in December 2000. Assuming a hypothetical 100 basis point decrease in the yield to maturity of the outstanding notes at December 28, 2002, the fair value of the fixed rate debt would have increased by $0.2 million. Assuming a hypothetical 100 basis point increase in the Company's effective interest rate of its revolving credit facility for 2002 would result in a increase in annual interest expense of $1.2 million.

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

Item  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------
     Not Applicable.

Item 9A. CONTROLS AND PROCEDURES.
---------------------------------

     The Company has performed an evaluation under the supervision and with the participation of management, including the Members of the Executive Management Committee (Co-Principal Executive Officers) and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the Members of the Executive Management Committee and CFO concluded that the disclosure controls and procedures were effective as of December 28, 2002. There have been no significant changes in the internal controls or other factors that could significantly affect internal controls subsequent to December 28, 2002, except as follows:

As more fully described in Note 21 to the consolidated financial statements, subsequent to the issuance of its financial statements for the year ended December 28, 2002, the Company determined that certain interest, employee benefits and manufacturing related expenses related to a discontinued operation incurred during fiscal years 2002, 2001, and 2000 were not properly classified. It should be noted that these misclassifications relate to a one-time, non-recurring transaction. The Company recently implemented additional internal controls and procedures designed to better monitor unique transactions on an as needed basis and the Company is considering the establishment of a disclosure committee to further improve its internal control processes and procedures around financial reporting and public disclosures.


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

Item 14. PRINCIPLE ACCOUNTING FEES AND SERVICES
-----------------------------------------------

     Information required by this Item is incorporated herein by reference to the Section entitled "Independent Public Accountants" in the definitive proxy statement to be filed in connection with the Company's 2003 Annual Meeting of Stockholders.



                                     PART IV
                                     -------

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------------

(a) List of Documents Filed as a Part of this Report:
-----------------------------------------------------

(1) Financial Statements:                                                       Page No.
-------------------------                                                       --------
Independent Auditors' Report                                                      F-1
Consolidated balance sheets as of December 28, 2002
     and December 29, 2001 (As Restated)                                          F-3

Consolidated statements of operations for the years ended
     December 28, 2002, December 29, 2001 and December 30, 2000
     (As Restated)                                                                F-4
Consolidated statements of changes in stockholders'
     equity for the years ended December 28, 2002, December 29,
     2001 and December 30, 2000                                                   F-5
Consolidated statements of cash flows for the years ended
     December 28, 2002, December 29, 2001 and December 30, 2000
     (As Restated)                                                                F-6
Notes to consolidated financial statements                                        F-7

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

(c)           See item 15(a)(3) above
              -----------------------
(d)           See item 15(a)(2) above
              -----------------------



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. WICKES INC.

Date:  November 21, 2003       By:   /s/ James A. Hopwood
                                     --------------------
                                     James A. Hopwood
                                     Senior Vice President, Chief Financial
                                       Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



   Signature                                        Title                                  Date
   ---------                                        -----                                  ----

/s/ James J. O'Grady                  President, Chief Executive Officer             November 21, 2003
--------------------
James J. O'Grady

/s/ James A. Hopwood                  Senior Vice President, Chief Financial         November 21, 2003
--------------------                  Officer
James A. Hopwood

/s/ Robert E. Mulcahy III             Chairman of the Board and Director             November 21, 2003
-------------------------
Robert E. Mulcahy III

/s/ William H. Luers                  Director                                       November 21, 2003
--------------------
William H. Luers

/s/ Jon F. Hanson                     Director                                       November 21, 2003
-----------------
Jon F. Hanson

/s/ Claudia B. Slacik                 Director                                       November 21, 2003
---------------------
Claudia B. Slacik


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

As discussed in Notes 4, 5, and 18, respectively, to the consolidated financial statements, in 2002 the Company adopted new Statements of Financial Accounting Standards that required it to (i) classify the 2002 sale of a portion of the business as discontinued operations, (ii) record a 2002 charge for impairment of goodwill and other intangible assets, and (iii) reclassify a 2000 gain on the early retirement of debt from extraordinary to operating income.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring operating losses and inability to meet debt repayment obligations due December 15, 2003 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 21, the accompanying consolidated financial statements for each of the three years in the period ended December 28, 2002 have been restated.



Chicago, Illinois

March 27, 2003 except for Note 10, as to which the date is April 4, 2003, and Notes 2, 20 and 21, as to which the date is November 17, 2003



                          WICKES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                       December 28,        December 29,
                       ASSETS                                              2002                2001
                                                                     -----------------   -----------------
                                                                                          (As restated)
Current assets:                                                                            See Note 21
    Cash                                                           $                40  $              153
    Accounts receivable, less allowance for doubtful
       accounts of $1,919 in 2002, $2,119 in 2001                               56,094              61,387
    Notes receivable from affiliate                                                  -                 430
    Inventory, net                                                              50,170              71,880
    Deferred tax assets                                                          5,720               5,399
    Prepaid expenses and other assets                                            5,619               4,995
    Assets of discontinued operations                                                -              52,404
                                                                     -----------------   -----------------
        Total current assets                                                   117,643             196,648
                                                                     -----------------   -----------------

Notes receivable from affiliate-non-current                                          -                   -
Property, plant and equipment, net                                              37,971              47,138
Trademark                                                                            -               5,856
Deferred tax assets                                                             13,775              16,342
Rental equipment (net of accumulated depreciation of $1,475 in
      2002, $2,186 in 2001)                                                      1,021               1,752
Goodwill                                                                             -               6,788
Other assets (net of accumulated amortization of $13,320 in
     2002, $11,881 in 2001)                                                      3,577               4,806
Assets of discontinued operations                                                    -              17,743
                                                                     -----------------   -----------------
        Total assets                                               $           173,987  $          297,073
                                                                     =================   =================

                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                           $            28,107  $            9,157
    Accounts payable                                                            23,824              30,622
    Accrued liabilities                                                         16,256              11,207
    Liabilities of discontinued operations                                           -              22,690
                                                                     -----------------   -----------------
      Total current liabilities                                                 68,187              73,676
                                                                     -----------------   -----------------

Long-term debt, less current maturities                                         67,363             193,253
Other long-term liabilities                                                      2,407               2,709
Liabilities of discontinued operations                                               -                 664

Stockholders' equity:
    Common stock, $0.01 par ( 8,307,984, and 8,281,585
        shares issued and outstanding respectively)                                 83                  83
    Accumulated other comprehensive loss                                             -                 (93)
    Additional paid-in capital                                                  87,173              87,134
    Accumulated deficit                                                        (51,226)            (60,353)
                                                                     -----------------   -----------------
     Total stockholders' equity                                                 36,030              26,771
                                                                     -----------------   -----------------
     Total liabilties and stockholders' equity                     $          173,987   $          297,073
                                                                     =================   =================


The accompanying notes are an integral part of the consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                             2002          2001          2000
                                                                         ------------- -------------  ------------
                                                                         (As restated) (As restated)  (As restated)
                                                                          See Note 21   See Note 21    See Note 21

Net sales                                                               $      577,731 $     710,000 $     726,375
Cost of sales                                                                  455,358       564,386       576,812
                                                                         ------------- -------------  ------------
    Gross profit                                                               122,373       145,614       149,563
                                                                         ------------- -------------  ------------
Selling, general and administrative expenses                                   125,970       149,979       152,919
Depreciation and amortization                                                    4,328         5,518         4,967
Provision for doubtful accounts                                                  1,281           916           727
Impairments                                                                     12,894             -             -
Store closing costs and other charges                                            3,554         1,744             -
Other operating income                                                          (2,941)       (3,421)      (13,163)
                                                                         ------------- -------------  ------------
                                                                               145,086       154,736       145,450
                                                                         ------------- -------------  ------------
    (Loss) Income from continuing operations before interest and taxes         (22,713)       (9,122)        4,113
Interest expense                                                                11,139        15,583        17,608
                                                                         ------------- -------------  ------------
    Loss from continuing operations before income taxes                        (33,852)      (24,705)      (13,495)
Income tax benefit                                                             (13,450)       (8,831)       (4,243)
                                                                         ------------- -------------  ------------
    Loss from continuing operations                                            (20,402)      (15,874)       (9,252)

Discontinued operations:
Income, net of taxes                                                             7,179         8,800        12,106
Gain on disposal, net of taxes of $14,356                                       22,350             -             -
                                                                         ------------- -------------  ------------
     Income from discontinued operations                                        29,529         8,800        12,106
                                                                         ------------- -------------  ------------

    Net income (loss)                                                   $        9,127 $      (7,074) $      2,854
                                                                         ============= =============  ============


Loss from continuing operations per common share-basic and diluted      $        (2.46)$       (1.92) $      (1.12)
                                                                         ============= =============  ============

Income from discontinued operations per common share-basic              $         3.56 $        1.06  $       1.47
                                                                         ============= =============  ============

Income from discontinued operations per common share-diluted            $         3.51 $        1.05  $       1.43
                                                                         ============= =============  ============

Net income (loss) per common share-basic                                $         1.10 $       (0.85) $       0.35
                                                                         ============= =============  ============

Net income (loss) per common share-diluted                              $         1.08 $       (0.85) $       0.34
                                                                         ============= =============  ============

Weighted average common shares-for basic                                     8,293,261     8,277,190     8,249,774
                                                                         ============= =============  ============

Weighted average common shares-for diluted                                   8,416,481     8,403,742     8,466,383
                                                                         ============= =============  ============


The accompanying notes are an integral part of the consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 For the Years Ended December 30, 2000, December 29, 2001 and December 28, 2002 (in thousands, except for share data)


                                                                                               Accumulated
                                                                Additional                        Other
                                           Common Stock          Paid-in        Accumulated    Comprehensive      Total
                                       Shares      Amount        Capital          Deficit         Loss            Equity
                                       ------      ------        -------          -------         ----            ------

Balance at December 25, 1999           8,224,888     $  82       $ 86,870        $ (56,133)     $               $ 30,819

Net income                                             -               -             2,854                         2,854
Issuance of common stock                  46,425         1            222                -                           223
                                     -----------   -------       --------        ---------                        ------

Balance at December 30, 2000           8,271,313        83         87,092          (53,279)                       33,896

Net loss                                                 -              -           (7,074)                       (7,074)

Change in fair value of swap                                                                       (93)              (93)
                                                                                                                  ------
  Total comprehensive loss                               -              -                -                        (7,167)
Issuance of common stock                   10,272        -             42                -                            42
                                      -----------    ------      --------        ---------                        ------

Balance at December 29, 2001            8,281,585        83        87,134          (60,353)        (93)           26,771

Net income                                                -             -            9,127                         9,127
Reclassification of swap fair
  value to earnings                                                                                 93                93
                                                                                                                  ------
  Total comprehensive income                                                                                       9,220
Issuance of Common stock                   26,399         -            39                -           -                39
                                      -----------    ------      --------        ---------        ----            ------

Balance at December 28, 2002            8,307,984   $    83      $ 87,173        $ (51,226)          -         $  36,030
                                        =========    ======       =======        =========        ====            ======


The accompanying notes are an integral part of the consolidated financial statements.



                          WICKES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years ended December 28, 2002, December 29, 2001, and December 30, 2000
                                 (in thousands)
                                                                                    2002               2001              2000
                                                                               ---------------     -------------     -------------
                                                                                (As restated)       (As restated)     (As restated)
                                                                                 See Note 21        See Note 21       See Note 21
Cash flows from operating activities:
    Net income (loss)                                                         $          9,127    $       (7,074)   $        2,854
    Adjustments to reconcile net income (loss) to
       net cash provided (used in) by operating activities:
    Income from discontinued operations                                                 (7,179)           (8,800)          (12,106)
    Gain on extinguishment of debt                                                           -                 -           (11,119)
    Depreciation expense                                                                 5,544             6,450             5,337
    Amortization of trademark                                                                -               222               222
    Amortization of goodwill                                                                 -               515               621
    Impairment of intangibles and other items                                           13,846                 -                 -
    Amortization of deferred financing costs                                             1,586             1,449             1,274
    Provision for doubtful accounts                                                      1,281               916               727
    (Gain) loss on sale of assets and other items                                       (1,841)           (1,223)              116
    (Gain) on sale of discontinued operations, net of taxes                            (22,350)                -                 -
    Deferred income taxes                                                                2,246            (4,576)           (1,615)
    Changes in assets and liabilities, net of assets sold and liabilities assumed:
       Decrease (increase) in accounts receivable                                       13,305            (6,071)           25,781
       Decrease in inventory                                                            13,520            13,070               796
       (Decrease) increase in accounts payable and accrued liabilities                  (1,308)            4,109           (15,694)
       (Increase) decrease in prepaids and other assets                                   (236)              589            (1,667)
                                                                               ---------------     -------------     -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     27,541              (424)           (4,473)
                                                                               ---------------     -------------     -------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                            (1,883)           (9,222)           (7,898)
  Payments for acquisitions                                                                  -              (760)             (800)
  Proceeds from sale of business                                                        83,507             2,585             1,212
                                                                               ---------------     -------------     -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     81,624            (7,397)           (7,486)
                                                                               ---------------     -------------     -------------

Cash flows from financing activities:
    Net (repayments) borrowings under revolving line of credit                         (81,900)           (4,332)           22,044
    Decrease (increase) in notes receivable                                                  -                53                (2)
    Repayments of term loan                                                            (25,040)                -           (24,925)
    Debt issuance cost                                                                    (686)             (581)           (2,595)
                                                                               ---------------     -------------     -------------

NET CASH USED IN FINANCING ACTIVITIES                                                 (107,626)           (4,860)           (5,478)
                                                                               ---------------     -------------     -------------

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                                  (1,652)           12,612            17,607

NET INCREASE (DECREASE) IN CASH                                                          1,539           (12,681)          (17,437)
Cash at beginning of period                                                                153               222                52
                                                                               ---------------     -------------     -------------

CASH AT END OF PERIOD                                                         $             40    $          153    $          222
                                                                               ===============     =============     =============

Supplemental schedule of cash flow information:
     Interest paid                                                            $         15,560    $       19,458    $       22,203
     Income taxes paid                                                        $            634    $        1,141    $        1,457


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

2. Going Concern
----------------

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, due to the Company's liquidity condition and continuing operating losses, there is substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that could result should the Company be unable to continue as a going concern.

     The Company does not expect to generate sufficient cash from operations to pay the principal amount of the Senior Subordinated Notes when they mature on December 15, 2003, and, therefore, the Company has offered to exchange the Senior Subordinated Notes for either (i) cash and new 10% Convertible Notes (the "New Notes") due 2007 or (ii) New Notes. If an insufficient number of holders of Senior Subordinated Notes participate in the exchange offer, it is likely the Company will not be able to pay the principal amount and the accrued and unpaid interest due on their maturity date. In that event, an event of default will have taken place under the indenture governing the Senior Subordinated Notes, the Company's senior credit facility and the indenture governing the Company's Senior Secured Notes due 2005, allowing the Company's senior lenders to immediately accelerate the maturity of the indebtedness under the Company's senior credit facility and the Company's Senior Secured Notes. If that were to occur, unless the Company were able to obtain additional financing to repay the senior credit facility, the Senior Secured Notes and the outstanding Senior Subordinated Notes (which management believes is highly unlikely), the Company may be forced to petition for relief under the U.S. Bankruptcy Code, or the Company's creditors may file an involuntary petition against the Company (see
Note 20 for further discussion).


3.   Accounting Policies
------------------------

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

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. The Company had no cash equivalents as of December 28, 2002 and December 29, 2001.

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

     The Company has determined, based on its analysis, which indicated the Company's estimated real estate market value was significantly greater than book value, that the implied fair value of the goodwill and trademark is zero as of December 28, 2002. Therefore, the Company has recorded an impairment charge of $12.9 million to fully write-off the net book value of these assets. Approximately $5.4 million of goodwill was allocated to discontinued operations and is included in the determination of the gain on disposal. See discussion in
Note 5.

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

Revenue Recognition
-------------------

     The Company earns revenue by providing goods or performing services in the normal course of business. Customer's creditworthiness is determined, through a standard credit application, before performance occurs, to determine whether the sale is to be made on a cash or credit basis. The Company recognizes revenues, net of estimated returns, at the time products are delivered to the customer, when the customer takes possession, or as services are provided. Estimated returns are based on an analysis of historical returns, applied as a percentage of sales. For contracts that have material or service elements provided over extended periods of time, revenue is recognized as materials are delivered or services have been performed. Prepayments for materials or services are deferred until such materials have been delivered or services have been provided.

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

Discontinued Operations
-----------------------

     The Company allocates interest expense of its revolving credit agreement and bonds to discontinued operations based on the cash proceeds required to be used to repay those obligations. Interest expense allocated to discontinued operations was $4.9 million, $6.2 million, and $6.7 million in 2002, 2001 and 2000.

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

Impairment of Long-Lived Assets
-------------------------------

     Long-lived assets, including intangible assets, are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Fair value is determined by estimated future cash flows and appraised value of the assets (see Note 5).


Stock-Based Compensation
------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value of such instruments. The pronouncement requires companies that choose not to adopt the fair value method of accounting to disclose the pro forma net income and earnings per share under the fair value method. As permitted by SFAS No. 123, the Company elected to continue the intrinsic value method of accounting prescribed by APB Opinion No. 25. As required, the Company has disclosed the pro forma net income (loss) and pro forma income (loss) per share as if the fair value based accounting methods had been used to account for stock-based compensation cost (see Note 12). In addition, the following table presents the pro forma impact (in thousands, except share data) to the Company's financial statements as if the fair value method had been applied:




                                                           2002           2001          2000
                                                           ----           ----          ----

Loss from continuing operations (as reported)         $  (20,402)    $  (15,874)    $  (9,252)
Add: Stock based compensation cost included
       in determination of compensation expense               39             43            41
Deduct:  Stock based compensation under the
       fair-value method for all awards, net of tax         (130)          (121)         (205)
                                                          --------      --------      --------
Adjusted loss from continuing operations             $   (20,493)    $  (15,952)    $  (9,416)
Income from discontinued operations                       29,529          8,800        12,106
Net income (loss) (as reported)                            9,127         (7,074)        2,854
Adjusted net income (loss)                                 9,036         (7,152)        2,690
Earnings per share:
Basic:
   Loss from continuing operations (as reported)     $     (2.46)    $    (1.92)     $  (1.12)
  Adjusted loss from continuing operations                 (2.47)         (1.93)        (1.14)
   Income from discontinued operations                      3.56           1.06          1.47
   Net income (loss) (as reported)                          1.10          (0.85)         0.35
   Adjusted net income (loss)                               1.09          (0.86)         0.33
Diluted:
   Loss from continuing operations (as reported)     $     (2.46)    $    (1.92)     $  (1.12)
   Adjusted loss from continuing operations                (2.47)         (1.93)        (1.14)
   Income from discontinued operations                      3.51           1.05          1.43
   Net income (loss) (as reported)                          1.08          (0.85)         0.34
   Adjusted net income (loss)                               1.07          (0.86)         0.32

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

Recently Issued Accounting Pronouncements
-----------------------------------------

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123". This standard provides transitional guidance for applying the fair value based method of accounting for stock options. It also requires additional proforma disclosures for interim periods beginning after December 15, 2002. The Company will continue to apply the intrinsic value based method of accounting as prescribed by APB No. 25. As such, management does not expect the adoption of this pronouncement to have a material effect on the Company's financial statements.

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

     In September 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor". This consensus requires cash consideration received from vendors to be classified as a reduction of costs of the customer product cost unless a customer incurs a specific incremental cost to promote that vendor's products, for which it is being reimbursed or is providing a service for which the consideration represents the consideration for the fair value of those services being performed. This consensus is effective to the Company for the fiscal year ended December 27, 2002. Currently, allowances that are reimbursements of costs to promote vendors products are offset against those costs in the statements of operations. Rebates that are associated with purchasing volumes are considered reductions of the costs of products are recognized as revenues when those products are sold.

Reclassifications
-----------------

     Certain reclassifications have been made to prior year amounts to conform to the current presentation.


4.  Discontinued Operations
---------------------------

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

     Sales  and  income  from  discontinued   operations  were  as  follows  (in
thousands):


                                                        2002             2001            2000
                                                        ----             ----            ----

  Sales                                              $271,763         $290,999        $301,230
  Income before income taxes                           11,791           14,485          19,922
  Tax provision                                         4,612            5,685           7,816
  Net income from discontinued operations               7,179            8,800          12,106


The major classes of assets and liabilities of discontinued operations sold were as follows (in thousands):



                                                      As sold on
                                                      December 16,       December 29,
                                                         2002               2001
                                                         ----               ----

  Cash                                              $        -        $        45
  Accounts receivable                                   23,725             21,982
  Inventory                                             23,010             28,239
  Deferred tax assets                                        -              2,075
  Prepaid expenses and other assets                          -                 63
                                                       -------            -------
    Total current assets                                46,735             52,404
                                                       -------            -------
  Property, plant and equipment                         11,119             12,087
  Deferred tax assets                                        -                215
  Goodwill                                               5,441              5,441
                                                        ------            -------
    Total assets                                        63,295             70,147
                                                        ------            -------
  Accounts payable                                      15,789             13,334
  Accrued liabilities                                    2,364              9,356
                                                        ------             ------
    Total current liabilities                           18,153             22,690
  Other long-term liabilities                                -                664
                                                        ------             ------
    Total liabilities                                   18,153             23,354
                                                        ------             ------
    Net assets                                      $   45,142        $    46,793
                                                        ======             ======




5.   Impairment of Goodwill and Trademark
-----------------------------------------

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

     The Company has determined, based on its analysis, which indicated the Company's estimated real estate market value was significantly greater than book value, that the implied fair value of the goodwill and trademark is zero as of December 28, 2002. Therefore, the Company has recorded an impairment charge of $12.9 million to fully write-off the net book value of these assets. Approximately $5.4 million of goodwill was allocated to discontinued operations and is included in the determination of the gain on disposal. As required under SFAS No. 142 the following table provides income (loss) and per share data adjusted for the effect of amortization of goodwill and other indefinite lived intangible assets.




                                                           2002           2001          2000
                                                           ----           ----          ----

Loss from continuing operations (as reported)         $  (20,402)    $  (15,874)    $  (9,252)
Goodwill amortization                                          -            515           621
Trademark amortization                                         -            222           222
                                                          -------       --------       -------
Adjusted loss from continuing operations             $   (20,402)    $  (15,137)    $  (8,409)
Income from discontinued operations                       29,529          8,800        12,106
Net income (loss) (as reported)                            9,127         (7,074)        2,854
Adjusted net income (loss)                                 9,127         (6,337)        3,697
Earnings per share:
Basic:
   Loss from continuing operations (as reported)     $     (2.46)    $    (1.92)     $  (1.12)
  Adjusted loss from continuing operations                 (2.46)         (1.83)        (1.02)
   Income from discontinued operations                      3.56           1.06          1.47
   Net income (loss) (as reported)                          1.10          (0.85)         0.35
   Adjusted net income (loss)                               1.10          (0.77)         0.45
Diluted:
   Loss from continuing operations (as reported)     $     (2.46)    $    (1.92)     $  (1.12)
   Adjusted loss from continuing operations                (2.46)         (1.83)        (1.02)
   Income from discontinued operations                      3.51           1.05          1.43
   Net income (loss) (as reported)                          1.08          (0.85)         0.34
   Adjusted net income (loss)                               1.08          (0.77)         0.44



6.   Other Comprehensive Income
-------------------------------

     The components of comprehensive income (loss) for the years ended December 28, 2002 and December 29, 2001 are as follows (in thousands):


                                                             Dec 28,       Dec 29,
                                                              2002          2001
                                                              ----          ----

      Net income (loss)                                 $     9,127     $  (7,074)
          Change in fair value of interest rate
            swap, net of tax of $57                                           (93)
           Reclassification of swap fair value
             to earnings                                         93             -
                                                              -----         ------
      Comprehensive income (loss)                       $     9,220     $   (7,167)
                                                              =====         ======


7.   Acquisitions
-----------------

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




8. Property, Plant, and Equipment
---------------------------------

Property, plant and equipment is summarized, in thousands, as follows:


                                                                 December 28,        December 29,
                                                                    2002                 2001
                                                                    ----                 ----

          Land and Improvements                                $   10,107           $   11,659
          Buildings                                                24,329               26,250
          Machinery and equipment                                  28,191               33,798
          Leasehold improvements                                    2,262                3,315
          Construction in progress                                  1,964                3,081
                                                                  -------              -------
          Gross property, plant & equipment                        66,853               78,103

          Less: Accumulated depreciation                          (30,356)             (32,469)
                                                                  -------              -------

          Property, plant & equipment in use, net                  36,497               45,634
          Assets held for sale, net                                 1,474                1,504
                                                                  -------              -------

          Property, plant & equipment, net                     $   37,971           $   47,138
                                                                  =======              =======




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

Sales of Real Estate
--------------------

     Throughout 2002, the Company sold eight pieces of real estate for a gain of $1.8 million. These properties were not previously held for sale, but were sold as on-going businesses. See additional discussion in Note 4 regarding sales of properties to Lanoga.

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

9.   Accrued Liabilities
------------------------

Accrued liabilities consist of the following (in thousands):



                                                           December 28,         December 29,
                                                               2002               2001
                                                               ----               ----

                   Accrued payroll                       $    5,797          $   5,163
                   Accrued liability insurance                2,667              3,514
                   Other                                      7,792              2,530
                                                             ------             ------

                   Total accrued liabilities             $   16,256          $  11,207
                                                             ======             ======




10.  Long-Term Debt
-------------------

Long-term debt obligations are summarized, in thousands, as follows:


                                                                December 28,          December 29,
                                                                    2002                  2001
                                                                   ----                  ----
        Senior subordinated notes                           $     63,956          $     63,956
        Revolving credit facility:
           Revolving notes                                        20,346                93,143
           Term notes                                             11,168                45,311
                                                                 -------               -------
        Total long-term debt                                      95,470               202,410
        Less current maturities                                  (28,107)               (9,157)
                                                                 -------               -------

        Total long-term debt less current maturities        $     67,363          $    193,253
                                                                 =======               =======


Aggregate Maturities
--------------------

     The Senior Subordinated Notes totaling $21.1million mature on December 15, 2003. The remaining outstanding principal balance of $42.8 million matures on July 29, 2005. The term portion of the revolving credit facility requires quarterly principal payments as follows: $1.5 million from May 31, 2003 through February 29, 2004; $3.0 million from May 31, 2004 through February 28, 2005; $6.1 million from May 31, 2005 through November 30, 2006; with the remaining principal balance due February 26, 2007.


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

     The Company continues to carry outstanding Senior Subordinated Notes of approximately $21.1 million. These notes are due in full on December 15, 2003. See Note 20 for further discussion.

     On November 21, 2000, the Company commenced a cash tender offer for the Senior Subordinated Notes at a discount from face value. On December 26, 2000, the Company redeemed $36 million of the notes tendered (the "Redemption"). As a result of this transaction, the Company recorded a pre-tax gain of $11.1 million, net of costs associated with the transaction as a component of other operating income. See discussion in Note 3 to the consolidated financial statements regarding the Company's adoption of SFAS No. 145.

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

11.    Commitments and Contingencies
------------------------------------

     At December 28, 2002, the Company had accrued approximately $199,000 for remediation of certain environmental and product liability matters.

     Many of the sales and distribution facilities presently and formerly operated by the Company at one time contained underground petroleum storage tanks. All such tanks known to the Company and located on facilities owned or operated by the Company have been filled or removed in accordance with applicable environmental laws in effect at the time . As a result of reviews made in connection with the sale or possible sale of certain facilities, the Company has found petroleum contamination of soil and ground water on several of these sites and has taken, and expects to take, remedial actions with respect thereto. In addition, it is possible that similar contamination may exist on properties no longer owned or operated by the Company, the remediation of which the Company could, under certain circumstances, be held responsible. Since 1988, the Company has incurred approximately $2.1 million of costs, net of insurance and regulatory recoveries, with respect to the filling or removing of underground storage tanks and related investigatory and remedial actions. Insignificant amounts of contamination have been found on excess properties sold over the past six years.

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

Future minimum commitments for noncancelable operating leases are as follows:


                           Year                       Amount
                           ----                       ------
                                                  (in thousands)
                           2003                     $  9,651
                           2004                        7,188
                           2005                        3,244
                           2006                        1,608
                           2007                        1,413
                           Thereafter                 20,022
                                                      ------
                             Subtotal                 43,125
                           Less sublease income       (6,385)
                                                      ------
                             Total                  $ 36,740
                                                      ======

12.  Stockholders' Equity
-------------------------

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


                                                                  2002            2001              2000
                                                                  ----            ----              ----
(Loss) from
 continuing operations              As reported                $(20,402)        $(15,874)        $(9,252)
                                    Pro forma                  $(20,493)        $(15,952)        $(9,416)

Income from discontinued
 operations                         As reported                $ 29,529           $8,800         $12,106
                                    Pro forma                  $ 29,529           $8,800         $12,106

Net income (loss)                   As reported                $  9,127          $(7,074)        $ 2,854
                                    Pro forma                  $  9,036          $(7,152)        $ 2,690

(Loss) from continuing
 operations per share
 basic and diluted                  As reported                $ (2.46)          $(1.92)          $(1.12)
                                    Pro forma                  $ (2.47)          $(1.93)          $(1.14)

Income from
 discontinued operations
 per share-basic                    As reported                $  3.56            $1.06           $ 1.47
                                    Pro forma                  $  3.56            $1.06           $ 1.47


Income from
 discontinued operations
 per share-diluted                  As reported                $  3.51           $1.05             $1.43
                                    Pro forma                  $  3.51           $1.05             $1.43

Net income (loss)
  basic                             As reported                $  1.10          $(0.85)            $0.35
                                    Pro forma                  $  1.09          $(0.86)            $0.33

Net income (loss)
  diluted                           As reported                $  1.08          $(0.85)            $0.34
                                    Pro forma                  $  1.07          $(0.86)            $0.32

Weighted Average Shares - basic                                8,293,261       8,277,190         8,249,774
Weighted Average Shares - diluted                              8,416,481       8,403,742         8,466,383



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

     A summary of the status of the Company's fixed stock option plans as of December 28, 2002, December 29, 2001, and December 30, 2000, and changes during the years ended on those dates is presented as follows:


                                       2002                        2001                         2000
                                       ----                        ----                         ----
                                    Weighted                    Weighted                     Weighted
                                     Average                     Average                      Average
                                     Exercise                    Exercise                     Exercise
Fixed Options                  Shares         Price         Shares         Price        Shares           Price
-------------                  ------         ------        ------         -----        ------           -----

Outstanding beginning
     of year                   653,297       $ 7.68         776,797       $ 7.23        788,072         $  7.22
Granted                        135,000       $ 2.18          75,500       $ 4.49         83,500         $  6.90
Exercised                                                                               (39,433)        $  3.68
Forfeited, cancelled
     or expired               (262,431)      $(6.32)       (199,000)      $ 4.72        (55,342)        $  9.04
                              ---------                    --------                    --------
Outstanding end
    of year                    525,866       $ 6.28         653,297       $ 7.68        776,797         $  7.23


Options exercisable
    at year end                381,214       $ 7.57         526,532       $ 8.26        443,404         $  8.86


Options available for
    future grant at
    year end                   330,070                      202,639                      79,139

Weighted-average fair value of options granted during the year where:

                                                                    2002              2001               2000
                                                                    ----              ----               ----
   Exercise price equals market price                             $ 1.97             $ 2.84              $4.02
   Exercise price exceeds market price                               n/a                n/a                n/a
   Exercise price is less than market price                          n/a                n/a                n/a


     The following table summarizes information about fixed stock options outstanding at December 28, 2002:


                                    Options Outstanding                           Options Exercisable
                                    -------------------                           -------------------
                                          Weighted-
                                           Average           Weighted-                           Weighted-
      Range of            Number          Remaining           Average             Number          Average
      Exercise         Outstanding        Contractual         Exercise          Exercisable       Exercise
       Prices         at 12/28/02             Life             Price           at 12/28/02         Price
       ------         -----------             ----             -----           -----------         -----
$  1.74 - $  5.00         352,897           4.5 years         $ 2.36              220,244         $ 2.38
$  5.13 - $  7.00          67,034           0.7 years         $ 0.79                55,035        $ 0.87
$ 10.95 - $ 23.25         105,935           0.3 years         $ 3.13              105,935         $ 4.32


Earnings Per Share
------------------

     The Company calculates earnings per share in accordance with SFAS No. 128. The following is the reconciliation of the numerators and denominators used for basic and diluted earnings per share (in thousands except per share data):


Numerators:                                                     2002                 2001               2000
                                                                ----                 ----               ----
(Loss) from continuing operations -
      for basic and diluted EPS                         $    (20,402)        $    (15,874)        $   (9,252)

Income from discontinued operations                     $      29,529        $       8,800        $   12,106

Net income (loss) - for basic and
      diluted EPS                                      $        9,127       $      (7,074)       $     2,854

Denominators:
Weighted average common shares - for basic EPS              8,293,261           8,277,190           8,249,774
Common shares from options                                          -              12,749              98,885
Other common stock equivalents                                123,220             113,803             117,724
                                                          -----------          ----------          ----------
Weighted average common shares - for
      diluted EPS                                           8,416,481           8,403,742           8,466,383

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


13.  Employee Benefit Plans
---------------------------

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




                                                                              Postretirement Welfare Benefits
                                                                           December 28,          December 29,
                                                                               2002                  2001
                                                                               ----                  ----
                                                                                     (in thousands)
Change in accumulated postretirement benefit obligation
      Benefit obligation at beginning of year                             $   2,384            $    2,247
      Service cost                                                              371                   336
      Interest cost                                                             186                   179
      Participant contributions                                                   -                     -
      Claims paid                                                              (517)                 (703)
      Actuarial losses                                                          540                   325
      Plan amendments                                                             -                     -
      Curtailments                                                             (745)                    -
                                                                              -----                 -----
      Benefit obligation at end of year                                   $   2,219            $    2,384

Change in plan assets
      Fair value of plan assets at end of year                            $       -            $        -



Reconciliation of funded status
      Funded status                                                       $  (2,219)           $   (2,384)
      Unrecognized transition obligation / (asset)                                -                     -
      Unrecognized prior service cost                                            (7)                  (20)
      Unrecognized actuarial loss / (gain)                                        -                  (442)
                                                                              -----                 -----

      Net amount recognized                                               $  (2,226)           $   (2,846)

Amounts recognized in statements of financial position consist of:
      Prepaid benefit cost                                                $       -            $        -
      Accrued benefit liability                                              (2,226)               (2,846)
      Intangible asset                                                          N/A                   N/A
      Accumulated other comprehensive income                                      -                     -
                                                                              -----                 -----
      Net amount recognized                                               $  (2,226)           $   (2,846)

Weighted average assumptions as of December 31
      Discount rate                                                            6.50%                 7.25%
      Expected return on assets                                                 N/A                   N/A
      Medical trend                                                            10.0%  *              6.00%

      * Graded rates from 10% in 2003 to 5% in 2009 and after



                                                                            Postretirement Welfare Benefits
                                                                     2002               2001                2000
                                                                     ----               ----                ----
                                                                                    (in thousands)
Components of net periodic benefit cost
      Service cost                                                $   371            $   336             $   264
      Interest cost                                                   185                179                 157
      Expected return on assets                                        NA                 NA                  NA
      Amortization of transition obligation / (asset)                   -                  -                   -
      Amortization of prior service cost                              (10)               (10)                (10)
      Amortization of actuarial loss / (gain)                           -                (27)                (80)
                                                                     ----               ----                ----
      Net periodic benefit cost                                   $   546            $   478             $   331

      Other comprehensive income                                  $     -            $     -             $     -

      Special termination benefits                                $     -            $     -             $     -

Weighted average assumptions used in computing net periodic benefit cost

      Discount rate                                                  7.25%              7.50%               8.00%
      Expected return on assets                                       N/A                N/A                 N/A
      Medical trend                                                  6.00%              6.00%               6.00%

                                                                1 % Increase        1 % Decrease
                                                               -------------       -------------
Health care cost trend sensitivity
      Effect on total of service cost and
        interest cost components                                 $   31              $  (29)
      Effect on postretirement benefit obligation                $   66              $  (62)


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


14.  Income Taxes
-----------------

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

     The income tax provision consists of both current and deferred amounts. The components of the income tax provision for continuing operations are as follows:


                                                 December 28,          December 29,        December 30,
                                                    2002                   2001                2000
                                                    ----                   ----                ----
                                                                       (in thousands)
   Taxes currently payable:
      State income tax                            $  417                 $  731           $     982
      Federal income tax                               -                      -                   -

   Deferred benefit                              (13,867)                (9,562)             (5,225)
                                                  -------                -------             -------
   Income tax benefit                           $(13,450)              $ (8,831)          $  (4,243)
                                                 ========               =======              =======



     The Company's effective tax rates were 39.7%, 35.7% and 31.4% for 2002, 2001 and 2000, respectively. The Company's provision includes franchise taxes and other non-deductible items. State franchise taxes of $0.4 million, $0.7 million and $1.0 million were reported for 2002, 2001 and 2000, respectively. The following table summarizes significant differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rates to income before taxes for continuing operations:





                                              December 28,           December 29,        December 30,
                                                  2002                    2001               2000
                                                  ----                    ----               ----
                                                                     (in thousands)
   Tax/(benefit) computed at
      U.S. statutory tax rate                  $ (11,848)             $  (8,647)         $  (4,723)
   State and local taxes                          (1,392)                  (986)              (513)

   Other                                            (210)                   802                993

                                               ----------            ----------         ----------
   Total tax provision                         $  (13,450)            $  (8,831)         $  (3,745)
                                               ===========           ==========         ==========


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


                                                          December 28,           December 29,
                                                              2002                     2001
                                                              ----                     ----
                                                                    ( in thousands )
   Deferred income tax assets:
   Trade accounts receivable                                 $ 793                   $  446
   Inventories                                               1,437                    2,040
   Accrued personnel cost                                      991                      982
   Other accrued liabilities                                 4,687                    4,325
   Net operating loss                                        7,825                   14,487
   Goodwill and trademark                                    3,364                   (3,104)
   Other                                                     2,687                     6,132
                                                           -------                   -------
   Gross deferred income tax assets                         21,784                    25,308
   Less: valuation allowance                                  (349)                   (1,190)
                                                           -------                   -------
   Total deferred income tax assets                         21,435                    24,118
                                                           -------                    ------
   Deferred income tax liabilities:
   Property, plant and equipment                               899                     1,189
   Other accrued liabilities                                 1,041                     1,188
                                                           -------                    ------
   Total deferred income tax liabilities                     1,940                     2,377
                                                           -------                    ------

   Net deferred tax assets                                 $19,495                   $21,741
                                                           =======                   =======

15.  Financial Instruments
--------------------------

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


16.  Related Party Transactions
-------------------------------

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

17. Store Closing Costs and Other Charges
-----------------------------------------

     In 2001, the Company's management developed a plan to reorganize and improve productivity and performance. The results were reductions in administrative expense, marketing expense, headcount and the elimination of non-strategic operating units. As a result, the Company recorded charges of $1.2 million related to severance, $0.5 million related to property carrying costs and other costs. All charges related to the plan were paid in 2001 with the exception of $0.1 million in severance and $0.3 million in property carrying costs, both were paid in the first quarter of 2002.

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




                                                    Employee      Property and
                                                   Separation    Other Carrying
                                                     Costs            Costs           Total
                                                     -----            -----           -----
       2001 Store closing and other costs            $1,223            $ 521          $1,744
       2001 Related payments                         (1,084)            (235)         (1,319)
                                                     -------         -------         -------
       Accrual balance at December 29, 2001             139              286             425
       2002 Store closing and other costs             1,895            1,659           3,554
       2002 Related payments                         (1,649)          (1,930)         (3,579)
                                                    -------          -------         -------
       Accrual balance at December 28, 2002            $385              $15            $400

18. Other Operating Income
--------------------------

     Other operating income on the Company's Statement of Operations primarily includes gains on the early extinguishment of debt, the sale or disposal of property, plant and equipment, service charges assessed customers on past due accounts receivable and casualty gains/losses. Other operating income was $2.9 million in 2002, as compared to $3.4 million in 2001 and $13.2 million in 2000. During 2002, the Company sold eight pieces of real estate and various fixed assets for a net gain of approximately $1.8 million. This is compared with four real estate sales and various fixed asset disposals in 2001 for a net gain of approximately $1.2 million, and three real estate sales and various fixed assets disposals in 2000 for a net gain of approximately $0.3 million. In addition, the Company recorded an impairment of $0.9 million for the subsequent sale of real estate in Aurora, Co. Additionally, as part of the adoption of SFAS No. 145 the Company has changed the presentation of its gains on debt extinguishment from extraordinary items to other operating income. While not required until fiscal 2003, the Company has elected to early adopt the provision of this statement. The pretax gain of $11.1 million has been reclassified to other operating income for the fiscal year ended December 30, 2000. The following table summarizes the major components of other operating income, in thousands, by year.


                                                                         Other Operating Income (Loss)
                                                                   2002              2001               2000
                                                                   ----              ----               ----
    Sale of property, plant & equipment                       $     937          $  1,310          $     345
    Accounts receivable service charges                           1,515             1,562              2,409
    Casualty Losses                                                (342)             (270)              (559)
    Gain on Debt Extinguishment                                       -                 -             11,119

    Other                                                           831               819               (151)
                                                                  -----             -----              -----
    Total                                                     $   2,941          $  3,421          $  13,163
                                                                  =====             =====             ======


19.  Selected Quarterly Financial Data (unaudited)
--------------------------------------------------

     The following table contains selected unaudited quarterly financial data for the years ended December 28, 2002 and December 29, 2001. Quarterly income
(loss) per common share may not total to year end income (loss) per share due to the issuance of additional shares of Common Stock during the course of the year.

WICKES, INC.
                            QUARTERLY FINANCIAL DATA
                      (in thousands, except per share data)




Fiscal Year 2002                               Quarter 1              Quarter 2             Quarter 3              Quarter 4
                                           ---------------------  --------------------- ---------------------- ---------------------
                                              AS         AS          AS         AS         AS          AS         AS          AS
                                           REPORTED   RESTATED    REPORTED   RESTATED   REPORTED    RESTATED   REPORTED    RESTATED
                                           ---------------------  --------------------- ---------------------- ---------------------

Net sales from continuing operations        $ 135.3    $ 135.3    $ 160.4     $ 160.4    $ 153.2     $ 153.2    $ 128.8    $ 128.8
% of annual net sales                          23.4%      23.4%      27.8%       27.8%      26.5%       26.5%      22.3%      22.3%

Gross Profit                                   25.8       27.6       32.3        34.3       30.7        32.6       25.2       27.8

Loss from continuing operations                (2.8)      (3.9)      (0.6)       (0.5)      (3.1)       (2.2)     (14.0)     (13.8)
Income (loss) from discontinued operatios      (1.0)       0.1        2.9         2.8        4.2         3.3       23.5       23.3
                                           ---------- ----------  ---------  ---------- ----------  ---------- ----------  ---------

Net (loss) income                              (3.8)      (3.8)       2.3         2.3        1.1         1.1        9.5        9.5
                                           ========== ==========  =========  ========== ==========  ========== ==========  =========

Basic earnings (loss) per common share:
Loss from continuing operations             $ (0.34)   $ (0.47)   $ (0.07)    $ (0.06)   $ (0.37)    $ (0.27)   $ (1.69)   $ (1.66)
Income (loss) from discontinued operations    (0.12)      0.01       0.35        0.34       0.51        0.41       2.83       2.80
                                           ---------- ----------  ---------  ---------- ----------  ---------- ----------  ---------
Net (loss) income                             (0.46)     (0.46)      0.28        0.28       0.14        0.14       1.14       1.14
                                           ========== ==========  =========  ========== ==========  =====================  =========

Diluted earnings (loss) per common share:
Loss from continuing operations               (0.34)   $ (0.47)     (0.07)    $ (0.06)     (0.37)    $ (0.27)     (1.69)   $ (1.66)
Income (loss) from discontinued operations    (0.12)      0.01       0.35        0.34       0.50        0.40       2.79       2.76
                                           ---------- ----------  ---------  ---------- ----------  ---------- ----------  ---------
Net (loss) income                           $ (0.46)   $ (0.46)    $ 0.28      $ 0.28     $ 0.13      $ 0.13     $ 1.10     $ 1.10
                                           ========== ==========  =========  ========== ==========  ========== ==========  =========



Fiscal Year 2001                               Quarter 1              Quarter 2             Quarter 3              Quarter 4
                                           ---------------------  --------------------- ---------------------- ---------------------
                                               AS         AS          AS         AS         AS          AS         AS          AS
                                            REPORTED   RESTATED    REPORTED   RESTATED   REPORTED    RESTATED   REPORTED    RESTATED
                                           ---------------------  --------------------- ---------------------- ---------------------

Net sales from continuing operations        $ 135.4    $ 135.4    $ 194.5     $ 194.5    $ 206.9     $ 206.9    $ 173.2    $ 173.2
% of annual net sales                          19.1%      19.1%      27.4%       27.4%      29.1%       29.1%      24.4%      24.4%

Gross Profit                                   30.1       30.1       40.1        40.4       41.9        41.6       33.5       33.5

Loss from continuing operations                (4.8)      (6.5)      (3.1)       (2.4)      (4.0)       (2.9)      (3.7)      (4.1)
Income (loss) from discontinued operations     (1.7)       0.0        4.1         3.4        4.7         3.6        1.4        1.8
                                           ---------- ----------  ---------  ---------- ----------  ---------- ----------  ---------

Net Income (loss)                              (6.5)      (6.5)       1.0         1.0        0.7         0.7       (2.3)      (2.3)
                                           ========== ==========  =========  ========== ==========  ========== ==========  =========

Basic earnings (loss) per common share:
Loss from continuing operations             $ (0.58)   $ (0.78)   $ (0.37)    $ (0.29)   $ (0.48)    $ (0.35)   $ (0.45)   $ (0.49)
Income (loss) from discontinued operations    (0.20)      0.00       0.50        0.41       0.56        0.43       0.18       0.22
                                           ---------- ----------  ---------  ---------- ----------  ---------- ----------  ---------
Net (loss) income                             (0.78)     (0.78)      0.12        0.12       0.08        0.08      (0.27)     (0.27)
                                           ========== ==========  =========  ========== ==========  ========== ==========  =========

Diluted earnings (loss) per common share:
Loss from continuing operations               (0.58)     (0.78)     (0.37)      (0.29)     (0.48)      (0.35)     (0.45)     (0.49)
Income (loss) from discontinued operations    (0.20)      0.00       0.49        0.41       0.56        0.43       0.17       0.21
                                           ---------- ----------  ---------  ---------- ----------  ---------- ----------  ---------
Net (loss) income                           $ (0.78)   $ (0.78)    $ 0.12      $ 0.12     $ 0.08      $ 0.08    $ (0.28)   $ (0.28)
                                           ========== ==========  =========  ========== ==========  ========== ==========  =========




              See Note 21 to the consolidatedfinancial statements.



     Each fiscal quarter in the table above represents a thirteen-week period.

20.  Subsequent Events
----------------------

CEO Resignation
---------------

     On April 4, 2003 Imagine Investments, Inc. acquired 2,797,743 shares of common stock from Riverside Group Inc. and an option to purchase an additional 53,700 shares. As of such date, Imagine and its affiliates beneficially owned approximately 51% of the Company's outstanding common stock. In connection with this transaction, J. Steven Wilson resigned as the Chairman and Chief Executive Officer of the Company effective immediately and entered into an agreement with the Company, which provided for the payment of $1.0 million in severance to Mr. Wilson.

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

Revolving Credit Facility
-------------------------

     Subsequent to the issuance of the financial statements as of December 28, 2002, the Company has undergone several amendments to its Merrill Credit Agreement dated February 26, 2003. A summary of those amendments is outlined below.

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


     At the end of the second quarter, the Company did not meet its minimum EBITDA requirement. Subsequently, on August 15, 2003, the lenders agreed to waive the default of its minimum EBITDA requirement and amend the EBITDA targets as outlined within the Credit Agreement (Fourth Amendment). In addition, it amended the original credit agreement to include a term loan prepayment of $1.5 million by September 20, 2003, less any prepayment from the proceeds of the sale of certain real estate. Also, it amended the original credit agreement to state that without prior written consent of required lenders, in no event will the proceeds of the revolving loans be used to consummate (i) any redemption or purchase of Senior Subordinated Notes due 2003 or (ii) any voluntary redemption or purchase of Senior Secured Notes due 2005. In connection with such waiver and amendments, the Company paid to the lenders a fee of $100,000.

     As a result of amendments during the third quarter of fiscal 2003, the spread range on prime rate borrowings under the new agreement temporarily increased to 1.5% to 2.25% over prime for revolving loans and 2.25% to 3.0% over prime under the term notes. These rate ranges are up by 25 basis points from rates negotiated in the original agreement on February 26, 2003. The spread for LIBOR based borrowing increased by the same 25 basis points, now ranging from 2.75% to 3.5% over LIBOR for revolving loans and 3.5% to 4.25% over LIBOR for term notes. These increases were the result of the default caused by the Company's failure to meet required minimum EBITDA levels described above.

     On August 27, 2003 the Merrill Credit Agreement was amended (Fifth Amendment) whereby the lenders agreed to (i) remove the Availability Block Adjustment Date and Availability Block Table, resulting in a fixed availability block, (ii) extend the due date to September 30, 2003 for the delivery of Deposit Account Control Agreements with respect to certain deposit accounts maintained by the Company.


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

Taxes
-----

     Due to the determination in the second quarter of 2003 that there was substantial doubt related to the Company's ability to continue as a going concern, the Company recorded a $29.6 million charge to establish a valuation allowance for its net deferred tax assets in the second quarter ended June 28, 2003.

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

Stock Listing
-------------

     Effective September 23, 2003, the Company's stock was delisted from the NASDAQ SmallCap Market System and is currently listed on the NASDAQ OTC Bulletin Board.


Exchange Offer
--------------

     On November 4, 2003 the Company commenced an offer to exchange either (i) cash and 10% Convertible Notes due 2007 or (ii) 10% Convertible Notes due 2007 for all $21,123,000 principal amount of outstanding 11 5/8 % Senior Subordinated Notes due 2003. The Company refers to its existing 11 5/8 % Senior Subordinated Notes due 2003 as the existing notes, and to its 10% Convertible Notes due 2007 as the new notes. The Company also has Senior Secured Notes due 2005, as discussed in Note 10, to the financial statements.

     If an insufficient number of holders of existing notes participate in the exchange offer, it is likely that the Company will be unable to pay the principal and interest on the existing notes on their maturity. Further it is possible that even if all of the conditions to the exchange offer are satisfied or waived, the Company may not obtain consent from its lenders to repay any excess amounts outstanding, or the Company may not have sufficient availability under its Credit Agreement to pay remaining amounts due, if any. In that event, an event of default will have occurred on its obligations under the indenture governing the existing notes, as well as under all of its other indebtedness, including its senior credit facility, its Senior Secured Notes due 2005 and, if the exchange offer is completed, the new notes. Therefore, the principal and accrued interest on the existing notes and other indebtedness, including the senior credit facility, Senior Secured Notes due 2005 and, if the exchange offer is completed, the new notes, may be accelerated and become immediately due and payable. If, as is currently anticipated, the Company is then unable to obtain immediate financing to pay such amounts, the Company may seek to file a voluntary petition, or may have an involuntary petition filed against it by its creditors in a bankruptcy court under the U.S. Bankruptcy Code.

21.  Restatement
----------------


     Subsequent  to  the  issuance  of  the  Company's   consolidated  financial
statements, the Company determined that certain interest, employee benefits, depreciation and manufacturing related expenses incurred during fiscal years 2002, 2001, and 2000 were not properly classified. As a result, the Company has restated the consolidated financial statements for fiscal years 2002, 2001 and 2000.

     A summary of the effects of the restatement is as follows:




                                                                     2002                      2001                   2000
                                                             ---------------------   ------------------------   --------------------
                                                               As          As           As           As           As         As
                                                             Reported    Restated     Reported     Restated     Reported   Restated
                                                            ----------  ----------   -----------   ----------   ---------   --------
Statement of Operations Data
----------------------------
  (in thousands, except per share data)
Cost of sales                                             $   463,718 $   455,358  $    564,386  $   564,386 $   576,812 $  576,812
                                                           ----------  ----------   -----------   ----------   ---------  ----------
    Gross profit                                              114,013     122,373       145,614      145,614     149,563    149,563
                                                           ----------  ----------   -----------   ----------   ---------  ----------
Selling, general and administrative expenses                  112,884     125,970       143,587      149,979     145,193    152,919
Depreciation and amortization                                   4,301       4,328         5,239        5,518       4,710      4,967
 (Loss) Income from continuing operations before interest
  and taxes                                                   (17,960)    (22,713)       (2,451)      (9,122)     12,096      4,113
Interest expense                                               16,029      11,139        21,787       15,583      24,322     17,608
    Loss from continuing operations before income taxes       (33,989)    (33,852)      (24,238)     (24,705)    (12,226)   (13,495)
Income tax benefit                                            (13,503)    (13,450)       (8,648)      (8,831)     (3,745)    (4,243)
    Loss from continuing operations                           (20,486)    (20,402)      (15,590)     (15,874)     (8,481)    (9,252)

Discontinued operations:
     Income, net of taxes                                       7,263       7,179         8,516        8,800      11,335     12,106
Net Income (loss)                                               9,127       9,127        (7,074)      (7,074)      2,854      2,854
                                                           ==========  ==========   ===========   ==========   =========  ==========

Per share data:
Loss from continuing operations per common share-basic and
    diluted                                                $    (2.47)      (2.46)        (1.88)       (1.92)      (1.03)     (1.12)
                                                           ==========  ==========   ===========   ==========   =========  ==========

Income from discontinued operations per common share-basic $     3.57        3.56          1.03         1.06        1.37        1.47
                                                           ==========  ==========   ===========   ==========   =========  ==========

Income from discontinued operations per common share-
    diluted                                                $     3.52        3.51          1.01         1.05        1.34        1.43
                                                           ==========  ==========   ===========   ==========   =========  ==========

Net income (loss) per common share-basic                   $     1.10        1.10         (0.85)       (0.85)       0.35        0.35
                                                           ==========  ==========   ===========   ==========   =========  ==========

Net income (loss) per common share-diluted                 $     1.08        1.08         (0.85)       (0.85)       0.34        0.34
                                                           ==========  ==========   ===========   ==========   =========  ==========



                                                                                               2001
                                                                                    ------------------------
                                                                                         As           As
Balance Sheet Data                                                                    Reported     Restated
                                                                                    -----------   ----------
(in thousands, except per share data)

Accrued liabilities                                                                   $ 11,390     $ 11,207

Liabilities of discontinued operations                                                  22,507       22,690
                                                                                    -----------   ----------

Total current liabilities                                                             $ 73,676     $ 73,676
                                                                                    -----------   ----------






                          WICKES INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

          For the Years Ended December 28, 2002, December 29, 2001, and
                                December 30, 2000
                             (dollars in thousands)


          Col. A                   Col. B                       Col. C                        Col. D           Col. E
          ------                   ------           -----------------------------             ------           ------
                                                               Additions
                                                               ---------
                                                      (1)                  (2)                                 Balance
                                 Balance at        Charged to           Charged to                               at
                                 Beginning         Costs and              Other                                End of
       Description                of Period         Expenses            Accounts(a)        Deductions(b)       Period
       -----------               ----------        ----------           ----------         ------------        ------

2002:
Allowance for doubtful
    accounts                        $2,119             $1,570               ($434)             ($1,336)        $1,919

2001:
Allowance for doubtful
    accounts                        $2,791             $1,470                $197              ($2,339)        $2,119

2000:
Allowance for doubtful
    accounts                        $4,105               $983                 ($7)             ($2,290)        $2,791



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

3.1  (b)*      First   Amendment  to  Second   Amended  and  Restated
               Certificate  of  Incorporation   (incorporated  by  reference  to
               Exhibit 3.01 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 1994).***

3.1  (c)*      Second   Amendment  to  Second  Amended  and  Restated
               Certificate  of  Incorporation   (incorporated  by  reference  to
               Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 1997).***

3.2*           By-laws  of  the   Registrant,   as  amended  and  restated
               (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K/A (the "1993 Form 10-K/A") for the year ended December 25, 1993).***

4.1 (a)* Credit Agreement dated February 17, 1999, among the Registrant, as Borrower, each of the financial institutions signatory thereto, BankBoston Business Credit as Administrative Agent and Issuing Bank, BancBoston Robertson Stephens Inc. as Syndication Agent, and Nationsbank, N.A. as Documentation Agent (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K/A for the year ended December 26,
               1998).***

4.1 (b)* First Amendment dated July 8, 1999 (incorporated by reference to Exhibit 4.1 to the Registrant's Report on Form 10-Q for the period ended June 26, 1999).***

4.1 (c)* Second Amendment dated September 14, 1999 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 25, 1999).***

4.1 (d)*       Amended and Restated Credit Agreement dated December 13,
               2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lenders set forth therein (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 29,2000).***

4.1 (e)* Amended and Restated Credit Agreement dated May 14, 2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lenders set forth therein. (incorporated by reference to Exhibit 4.1(e) to Registrant's Annual Report on Form 10-K/A for the year ended December 29, 2001 ("2001 Form 10-K/A))***

4.1 (f)*       Amended and Restated  Credit  Agreement dated August 13,
               2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lenders set forth therein. (incorporated by reference to Exhibit 4.1(f) to the 2001 Form 10-K/A)***

4.1 (g)*       Amended and Restated Credit Agreement dated February 28,
               2000 among the Registrant, Fleet Retail Financial Inc, and Bank of America, N.A. as agents and the lenders set forth therein. (incorporated by reference to Exhibit 4.1(g) to the 2001 Form 10-K/A)***

4.1 (h)* Credit Agreement, dated as of February 26, 2003, among the Registrant, Merrill Lynch Capital and the Additional Lenders thereto (incorporated by Reference to Exhibit 1 to the Form 8-K filed as of March 5, 2003).***

4.1  (i)*      Indenture,  dated as of  February  26,  2003,  between
               Registrant  and  HSBC  Bank USA  (incorporated  by  reference  to
               Exhibit 2 to the Form 8-K filed as of March 5, 2003).***

4.1 (j)* Supplemental Indenture, dated as of February 26, 2003, between the Registrant and HSBC Bank USA (incorporated by reference to Exhibit 3 to the Form 8-K filed as of March 5,
               2003).***

4.2*           Indenture   dated  as  of  October  15,  1993  between  the
               Registrant  and  Marine  Midland  Bank,  N.A.   (incorporated  by
               reference to Exhibit 4.2 to the 1993 Form 10-K/A).***

10.1*          Agreement,  dated July 21, 1993,  between Collins & Aikman
               Group, Inc. and the Registrant (incorporated by reference to Exhibit 10.12 to the Form S-1).

10.2 (a)*      Amended and Restated 1993  Long-Term  Incentive Plan of
               the Registrant (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K/A for the year ended
               December 1994 (the "1994 Form 10-K/A")).***

     (b)* Amendment No. 1 (incorporated by reference to Exhibit 10.8(b) to the Registrant's Annual Report on Form 10-K/A for the year ended December 1996).***

     (c)*      Form of  Option  Agreement  (incorporated  by  reference  to
               Exhibit 10.22 to the Form S-1).

     (d)*      Form of  Option  Agreement  (incorporated  by  reference  to
               Exhibit 10.8 to the 1994 Form 10-K/A).***

     (e)* Form of Long-Term Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the 1994 Form 10-K/A).***

     (f)* Form of Long-Term Performance Bonus Agreement (incorporated by reference to Exhibit 10.8 to the 1994 Form 10-K/A).***

     (g)* Amendment No. 2 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K/A for the year ended December 27, 1997 ("1997 Form 10-K/A"))***

     (h)*      Form of  Option  Agreement  (incorporated  by  reference  to
               Exhibit 10.4 to the 1997 Form 10-K/A).***

10.3 (a)*      Amended and Restated  1993 Director  Incentive  Plan of
               Registrant (incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the period ended
               March 26, 1994).***

     (b)*      Form of  Option  Agreement  (incorporated  by  reference  to
               Exhibit 10.24 to the Form S-1).

10.4*          Stay Incentive Bonus Plan

10.5 (a)*      Agreement dated November 4, 1997 between the Registrant
               and Riverside Group,  Inc.  (incorporated by reference to Exhibit
               10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 1997).***

     (b)*      Amendment and Closing  Agreement to Agreement dated November
               4,  1997  between  the  Registrant  and  Riverside  Group,   Inc.
               (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-K/A).***

10.6*          Agreement  between the  Registrant  and  Buildscape,  Inc.
               (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K/A for the year ended December 25,
               1999). ***


21.1**         List of Subsidiaries of the Registrant.

23.1**         Consent of Deloitte & Touche LLP.

31.1** Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2** Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**           Certification of Chief Executive Officer and Chief Financial
               Officer


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