Form 10-Q/A
period 2003-03-29
WICKES INC
filed 2003-11-24
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                  FORM 10-Q / A
                                 AMENDMENT NO.1
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                 Commission File
For the Quarterly Period Ended       March 29, 2003              Number  1-14967
                               -------------------------                --------


                                   WICKES INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                          36-3554758
---------------------------------------                     --------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

706 North Deerpath Drive, Vernon Hills, Illinois                        60061
------------------------------------------------                      ----------
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

                                Explanatory Note

     This amendment No. 1 to Form 10-Q filed on Form 10-Q/A for the quarterly period ended March 29, 2003, is being filed to restate various reclassifications in the Condensed Consolidated Financial Statements of Part I Item 1 and Notes to the Condensed Consolidated Financial Statements and Part 1 Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. All information contained herein is as originally reported, except as set forth in Management's Discussion and Analysis; Going Concern, Recent Developments, and Notes 2 and 11 to the Condensed Consolidated Financial Statements.




                          WICKES INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                 Page
                                                                                                 Number
                                                                                                 ------

PART I.              FINANCIAL INFORMATION

    Item 1.          Financial Statements

             Condensed Consolidated Balance Sheets (Unaudited)
             March 29, 2003, December 28, 2002, and March 30, 2002
             (As Restated)                                                                         3

             Condensed Consolidated Statements of Operations (Unaudited) for the
             three months ended March 29, 2003 and March 30, 2002 (As Restated)                    4



             Condensed Consolidated Statements of Cash Flows (Unaudited) - for
             the three months ended March 29, 2003 and March 30, 2002 (As
             Restated)                                                                             5


             Notes to Condensed Consolidated Financial Statements (Unaudited)                      6


    Item 2.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          21

    Item 3.          Quantitative and Qualitative Disclosures about
                     Market Risk                                                                  36

    Item 4.          Controls and Procedures                                                      36

PART II.         OTHER INFORMATION

    Item 1.          Legal Proceedings                                                            37

    Item 2.          Changes in Securities and Use of Proceeds                                    37

    Item 6.          Exhibits and Reports on Form 8-K                                             37



                          WICKES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              March 29, 2003, December 28, 2002 and March 30, 2002
                        (in thousands except share data)
                                   (UNAUDITED)



                                                                             March 29,     December 28,     March 30,
                                                                               2003           2002            2002
                                                                           -------------  --------------  -------------
                                                                                                          (As restated,
                                                                                                           see note 12)
                               ASSETS

Current assets:

    Cash                                                                  $          37   $           40  $          68
    Accounts receivable, less allowance for doubtful
       accounts of $1,975 in March 2003, $1,919 in December 2002
       and $1,384 in March 2002                                                  43,910           56,094         55,333
    Note receivable from affiliate                                                    -                -            415
    Inventory, net                                                               59,746           50,170         73,334
    Deferred tax assets                                                          10,607            5,720          6,546
    Prepaid expenses and other assets                                             5,853            5,619          4,975
    Assets of discontinued operations                                                 -                -         56,066
                                                                          -------------   --------------  -------------
        Total current assets                                                    120,153          117,643        196,737
                                                                          -------------   --------------  -------------

Property, plant and equipment, net                                               36,196           37,971         44,286
Trademark                                                                             -                -          5,856
Deferred tax assets                                                              13,775           13,775         16,344
Rental equipment (net of accumulated depreciation of $1,428 in March
      2003, $1,475 in December 2002 and $1,867 in March 2002)                       847            1,021          1,591
Goodwill                                                                              -                -         12,229
Other assets (net of accumulated amortization of $14,412 in March
     2003, $13,320 in 2002, and $12,268 in March 2002)                            6,173            3,577          5,161
Assets of discontinued operations                                                     -                -         12,206
                                                                          -------------   --------------  -------------
        Total assets                                                      $     177,144   $      173,987  $     294,410
                                                                          =============   ==============  =============

                 LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                  $      22,632   $      28,107   $       9,392
    Accounts payable                                                             28,629          23,824          37,553
    Accrued liabilities                                                          10,753          16,256          16,394
    Liabilities of discontinued operations                                            -               -          19,651
                                                                          -------------  --------------   -------------
        Total current liabilities                                                62,014          68,187          82,990
                                                                          -------------  --------------   -------------

Long-term debt, less current maturities                                          84,481          67,363         185,057
Other long-term liabilities                                                       2,344           2,407           2,641
Liabilities of discontinued operations                                                -               -             672

Stockholders'  equity:
    Common stock, $0.01 par ( 8,307,984, 8,307,984,
        8,285,027 shares issued and outstanding respectively)                        83              83              83
    Additional paid-in capital                                                   87,173          87,173          87,145
    Accumulated deficit                                                         (58,951)        (51,226)        (64,178)
                                                                          -------------  --------------   -------------
        Total stockholders' equity                                               28,305          36,030          23,050
                                                                          -------------  --------------   -------------
        Total liabilties and stockholders' equity                         $     177,144   $     173,987   $     294,410
                                                                          =============  ==============   =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (in thousands except share and per share data)



                                                                               Three Months Ended
                                                                            March 29,        March 30,
                                                                              2003             2002
                                                                            ---------       ----------
                                                                                           (As restated,
                                                                                            see Note 12)

Net sales                                                                  $  101,049       $  135,394
Cost of sales                                                                  80,474          107,789
                                                                            ---------        ---------

    Gross profit                                                               20,575           27,605
                                                                            ---------         --------

Selling, general and administrative expenses                                   28,352           28,794
Depreciation                                                                      967            1,171
Provision for doubtful accounts                                                   179              448
Store closing costs and other charges                                           1,311              962
Other operating income                                                         (1,166)            (428)
                                                                            ---------         --------
                                                                               29,643           30,947
                                                                            ---------         --------
    Loss from continuing operations before interest and taxes                  (9,068)          (3,342)

Interest expense                                                                3,457            2,890

                                                                            ---------         --------
    Loss from continuing operations before income taxes                       (12,525)          (6,232)

Income tax benefit                                                             (4,800)          (2,323)
                                                                            ---------         --------

    Loss from continuing operations                                            (7,725)          (3,909)

Discontinued operations:
Income, net of taxes of $54 in 2002                                                 -               84
                                                                            ---------         --------

    Income from discontinued operations                                             -               84
                                                                            ---------         --------

Net loss                                                                   $   (7,725)      $   (3,825)
                                                                            =========         ========

Loss from continuing operations per common share-basic and diluted         $    (0.93)      $    (0.47)
                                                                            =========         ========

Income from discontinued operations per common share-basic and diluted     $        -       $     0.01
                                                                            =========        =========

Net loss per common share-basic and diluted                                $    (0.93)      $    (0.46)
                                                                            =========        =========

Weighted average common shares-for basic                                    8,307,984        8,284,914
                                                                            =========        =========

Weighted average common shares-for diluted                                  8,307,984        8,440,615
                                                                            =========        =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                       Three Months Ended

                                                                                     March 29,        March 30,
                                                                                       2003             2002
                                                                                 -------------    -------------
                                                                                                  (As restated,
                                                                                                   see Note 12)

Cash flows from operating activities:
    Net loss                                                                     $      (7,725)   $      (3,825)
    Adjustments to reconcile net loss to
       net cash (used in) provided by operating activities:
    Income from discontinued operations                                                      -              (84)
    Depreciation                                                                         1,211            1,531
    Gain on early retirement of debt                                                      (879)               -
    Amortization of deferred financing costs                                               718              387
    Provision for doubtful accounts                                                        179              448
    Gain on sale of assets and other items                                                 (26)             (17)
    Deferred income taxes                                                               (4,887)          (1,149)
    Changes in assets and liabilities, net of assets sold and liabilities assumed
       Decrease in accounts receivable                                                   3,428            5,606
       Increase in inventory                                                            (9,639)          (1,469)
       (Decrease) increase in accounts payable and accrued liabilities                    (761)           6,458
       Increase in prepaids and other assets                                              (242)            (691)
                                                                                 -------------    -------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    (18,623)           7,195
                                                                                 -------------    -------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                            (1,431)            (256)
  Proceeds from the sale of property, plant and equipment                                2,164            1,757
  Proceeds from sale of business                                                         8,577                -
                                                                                 -------------    -------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                9,310            1,501
                                                                                 -------------    -------------

Cash flows from financing activities:
    Net borrowings (repayments) under revolving line of credit                           3,670           (3,053)
    Decrease in notes receivable                                                             -               15
    Retirements of long-term debt                                                       (4,980)               -
    Term loan borrowings (repayments)                                                   13,832           (4,907)
    Debt issuance cost                                                                  (3,212)              (7)
                                                                                 -------------    -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      9,310           (7,952)
                                                                                 -------------    -------------

NET CASH USED IN DISCONTINUED OPERATIONS                                                     -             (829)
                                                                                 -------------    -------------

NET (DECREASE) INCREASE IN CASH                                                             (3)             744
Cash at beginning of period                                                                 40              153
                                                                                 -------------    -------------

CASH AT END OF PERIOD                                                            $          37    $          68
                                                                                 =============    =============

Supplemental schedule of cash flow information:
     Interest paid                                                               $       2,192    $       2,667
     Income taxes paid                                                           $         591    $         122


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

     The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (the "Form 10-K/A") for the fiscal year ended December 28, 2002. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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



                                                                 March 29,         March 30,
                                                                     2003             2002
                                                                 --------          --------

Loss from continuing operations (as reported)                   $  (7,725)        $  (3,909)
Add: Stock based compensation cost included
  in determination of compensation expense                              -                10
Deduct: Stock based compensation under the
  fair-value method for all awards, net of tax                         21                26
Adjusted loss from continuing operations                        $  (7,746)        $  (3,925)

Income from discontinued operations                                     -                84
Net loss (as reported)                                             (7,725)           (3,825)
Adjusted net loss                                                  (7,746)           (3,841)

Earnings per share:
Basic:
Loss from continuing operations (as reported)                   $   (0.93)        $   (0.47)
Adjusted loss from continuing operations                            (0.93)            (0.47)

Income from discontinued operations                                     -              0.01
Net loss (as reported)                                              (0.93)            (0.46)
Adjusted net loss                                                   (0.93)            (0.46)

Diluted:
Loss from continuing operations (as reported)                       (0.93)            (0.47)
Adjusted loss from continuing operations                            (0.93)            (0.47)

Income from discontinued operations                                     -              0.01
Net loss  (as reported)                                             (0.93)            (0.46)
Adjusted net loss                                                   (0.93)            (0.46)


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

     The Company does not expect to generate sufficient cash from operations to pay the principal amount of the Company's 11 5/8% Senior Subordinated Notes due 2003 when they mature on December 15, 2003, and, therefore, the Company has offered to exchange the Senior Subordinated Notes for either (i) cash and new 10% Convertible Notes due 2007 (the "New Notes") or (ii) New Notes. If an insufficient number of holders of Senior Subordinated Notes participate in the exchange offer, it is likely the Company will not be able to pay the principal amount and the accrued and unpaid interest due on their maturity date. In that event, an event of default will have taken place under the indenture, the Company's senior credit facility and the indenture governing the Company's Senior Secured Notes due 2005, allowing the Company's senior lenders to immediately accelerate the maturity of the indebtedness under the Company's senior credit facility and the Company's Senior Secured Notes. If that were to occur, unless the Company were able to obtain additional financing to repay the senior credit facility, the Senior Secured Notes and the outstanding Senior Subordinated Notes (which the Company believes is highly unlikely), the Company may be forced to petition for relief under the U.S. Bankruptcy Code, or the Company's creditors may file an involuntary petition against the Company (see
Note 11 for further discussion).


3. Discontinued Operations
   -----------------------

     On December 16, 2002 the Company sold substantially all of the assets of its operations in Wisconsin and Northern Michigan to Lanoga Corporation's UBC Division (the "Lanoga Sale") for a sale price of $104.7 million. These operations were considered discontinued operations under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". The standard requires seperate presentation of the results of discontinued operations. As such, the results of the three month period ended March 30, 2002 have been reclassified to conform with this presentation.

     In the first quarter of 2003, the Company received additional proceeds of $8.6 million related to the settlement of amounts held in escrow as of December 28, 2002. The remaining escrow amounts of $2.1 will be settled by December 2003.

     Sales and income from discontinued operations for the three months ended March 30, 2002 were as follows:

                                                            March 30,
                                                              2002
                                                            --------

        Sales                                              $  50,431
        Income before income taxes                               138
        Tax provision                                             54
        Income from discontinued operations                       84

     The Company allocated interest expense of its revolving credit agreement and Senior Secured Notes to discontinued operations based on the cash proceeds required to be used to repay those obligations. Interest expense allocated to discontinued operations was $1.5 million for the three months ended March 30, 2002.

     The major classes of assets and liabilities of discontinued operations sold were as follows (in thousands):

                                                            March 30,
                                                              2002
                                                            --------

        Cash                                               $      70

        Accounts receivable                                   17,761
        Inventory                                             34,785
        Deferred tax assets                                    2,915
        Prepaid expenses and other assets                        535
                                                            --------
          Total current assets                                56,066
                                                            --------
        Property, plant and equipment                         11,991
        Deferred tax assets                                      215
          Total assets                                        68,272
                                                            --------

        Accounts payable                                      15,355
        Accrued liabilities                                    4,296
                                                            --------
          Total current liabilities                           19,651
        Other long-term liabilities                              672
                                                            --------
          Total liabilities                                   20,323
                                                            --------

          Net assets                                        $ 47,949
                                                            ========

4. IMPLEMENTATION OF NEW ACCOUNTING STANDARDS
   ------------------------------------------

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to a plan. SFAS No. 146 is effective for any exit plans commencing after December 29, 2002. This standard is effective for the Company in 2003 and did not have a material effect on the consolidated financial statements.

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


5. LONG-TERM DEBT
   --------------

     Long-term debt is comprised of the following (in thousands):

                                                    Mar 29,           Dec 28,          Mar 30,
                                                      2003             2002              2002
                                                    ------            ------           ------

        Revolving credit facility:
           Revolving notes                       $  24,016         $  20,346        $  90,089
           Term notes                               25,000            11,168           40,404
        Senior subordinated notes                   21,123            63,956           63,956
        Senior secured notes                        36,974                 -                -
        Less current maturities                    (22,632)          (28,107)          (9,392)
                                                    ------            ------           ------
        Total long-term debt                     $  84,481         $  67,363        $ 185,057
                                                    ------            ------           ------



   Senior Subordinated Debt
   ------------------------

     On February 26, 2003, the Company completed its offer to exchange its Senior Secured Notes due 2005 for any and all of its outstanding 11 5/8% Senior Subordinated Notes due 2003. The Company accepted for exchange $42.8 million of Senior Subordinated Notes validly tendered in exchange for an equal principal amount of Senior Secured Notes. The tendered notes represented approximately 67% of the Senior Subordinated Notes outstanding on February 26, 2003. The Senior Secured Notes, which bear interest at 11 5/8% per annum from the date of issuance through December 15, 2003 and at 18% per annum thereafter, rank equally with the Company's senior credit facility but are secured by liens on the Company's owned real estate and equipment. These liens are junior to the liens securing amounts payable under the Company's senior credit facility.

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

     In March 2003, the Company redeemed $5.9 million of the outstanding Senior Secured Notes at a 15% discount for a pretax gain of $0.9 million, which was recorded in other operating income on the Company's Statement of Operations. The Company continues to carry Senior Subordinated Notes due 2003 of approximately $21.1 million.

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

     As of March 29, 2003, there was $49.0 million outstanding under the Merrill Credit Agreement of which $24.0 million was revolving credit and $25.0 million was term notes. The spread on prime rate borrowings under the Merrill agreement ranges from 1.25% to 2.00% over prime for revolving loans and 2.00% to 2.75% over prime under the term notes. The spread for LIBOR based borrowing ranges from 2.50% to 3.25% over LIBOR for revolving loans and 3.25% to 4.00% over LIBOR for term notes. The spread over the prime or LIBOR rates is determined based upon the Company's Fixed Charge Coverage Ratio, as defined under the Merrill Credit Agreement. The Company's base rate on revolver loans, 6.00% at March 29, 2003 and 5.00% at December 28, 2002, included an interest spread over prime of 1.75% and 0.75%, respectively. The Company's LIBOR borrowing rate on revolver loans, 3.81% at March 29, 2003 and 4.13% at December 28, 2002, included an interest spread over LIBOR of 2.50% and 2.75%, respectively. The Company's weighted average interest rates on revolver loans were 7.59% and 7.22% as of March 29, 2003 and March 30, 2002, respectively.

     The Merrill Credit Agreement limits the level of capital expenditures for each annual period, while allowing for reinvestment of proceeds on asset sales. The company is also subject to certain minimum levels of EBITDA, as defined within the Merrill Credit Agreement. Availability is generally limited to 85% of eligible accounts receivable and 60% of eligible inventory. For the first six months from inception of this agreement, minimum availability is required to be $15 million. As of March 29, 2003 unused availability was $35.8 million.

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



6. INCOME TAXES
   ------------

     The income tax benefit from continuing operations for the three-month period ended March 29, 2003 was $4.8 million compared to $2.3 million the same period in the prior year. The Company's effective tax rate from continuing operations was 38.3% for the three-month period ended March 29, 2003, compared to 37.3% for the same period in the prior year. The Company's provision includes franchise taxes and non-deductible items. State franchise taxes were $0.1 million for the three-month periods ended March 29, 2003 and March 30, 2002. The Company has net operating loss carryforwards from December 28, 2002 available to offset future taxable income of approximately $22.4 million expiring in the years 2011 through 2021. A change in control of the Company, for tax purposes, may limit the Company's ability to utilize these carryforwards.


7. COMMITMENTS AND CONTINGENCIES
   -----------------------------

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


8. EARNINGS PER SHARE
   ------------------

     The Company calculates earnings per share in accordance with SFAS No. 128. In periods where net losses are incurred, dilutive common stock equivalents are not used in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. In March 30, 2002, common stock equivalents of 156,000 shares were included in calculating diluted weighted average shares outstanding. Common stock equivalents of 268,000 and 156,000 were excluded from earnings per share at March 29, 2003 and March 30, 2002, respectively, as they were anti-dilutive. In addition, options to purchase 355,000 and 413,000 weighted average shares of common stock at March 29, 2003 and March 30, 2002, respectively, had an exercise price greater than the average market price.

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



                                                    Employee        Property and
                                                    Separation      Other Carrying
                                                       Costs             Costs           Total
                                                       -----             -----           -----


       Accrual balance at December 28, 2002             $385               $15            $400
       2003 Store closing and other costs                610               701           1,311
       2003 Related payments                            (848)             (671)         (1,519)
                                                     -------            ------           -----
       Accrual balance at March 29, 2003                $147               $45            $192

       Accrual balance at December 29, 2001             $139              $286            $425
       2002 Store closing and other costs                763               199             962
       2002 Related payments                            (827)             (363)         (1,190)
                                                    --------            ------           -----
       Accrual balance at March 30, 2002                 $75              $122            $197


     The costs incurred to liquidate the inventory has been included in cost of sales on the Company's financial statements. The costs of reserving for bad debt, write-offs and subsequent collections, has been included in provision for doubtful accounts. All other costs are included in store closing costs.


11. SUBSEQUENT EVENTS
    -----------------

Chairman and Chief Executive Officer Resignation
------------------------------------------------

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

     Subsequently, the Company's restructuring efforts included the hiring of Jim O'Grady as President and Chief Executive Officer, as well as the terminations of James Detmer, Senior Vice President of Distribution and Jimmie Frank, Senior Vice President of Merchandising and Manufacturing. In addition, the Company terminated approximately 55 additional operations associates. The Company estimates that the severance related to these terminations is $0.9 million.

Stock Listing
-------------

     Effective September 23, 2003, the Company's stock was delisted from the NASDAQ SmallCap Market System and is currently listed on the NASDAQ OTC Bulletin Board.

Taxes
-----

     Due to the determination in the second quarter of 2003, that there was substantial doubt related to the Company's ability to continue as a going concern, the Company recorded a $29.6 million charge to establish a valuation allowance for its net deferred tax assets in the second quarter ended June 28, 2003.

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

Credit Facility Amendments
--------------------------

     Subsequent to the issuance of the condensed consolidated financial statements as of March 29, 2003, the Company has undergone several amendments to its Merrill Credit Agreement dated February 26, 2003. A summary of those amendments is outlined below.

     As a result of (i) the Company's failure to deliver to the lenders its annual 2002 audited financial statements by March 28, 2003 and (ii) as of April 4, 2003, Riverside Group Inc. and J. Steven Wilson ceasing between them to own at least 25% of the Company's outstanding common stock and Imagine Investments, Inc. owning a greater percentage of such shares than Riverside and Mr. Wilson, certain events of default arose under the Merrill Credit Agreement. Such defaults were simultaneously waived by the lenders and the Credit Agreement was amended (Second Amendment) in certain respects, including the addition of a provision which permits the Company to make the severance payment to Mr. Wilson. In connection with such waiver and amendments, the Company paid to the lenders a fee of $312,500.

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

     At the end of the second quarter, the Company did not meet its minimum EBITDA requirement. Subsequently, on August 15, 2003, the lenders agreed to waive the default of its minimum EBITDA requirement and amend the EBITDA targets as outlined within the Merrill Credit Agreement (Fourth Amendment). In addition, it amended the original credit agreement to include a $1.5 million term loan prepayment by September 20, 2003, less any prepayment from the proceeds of the sale of certain real estate. Also, it amended the original credit agreement to state that without prior written consent of required lenders, in no event will the proceeds of the revolving loans be used to consummate (i) any redemption or purchase of Senior Subordinated Notes due 2003 or (ii) any voluntary redemption or purchase of Senior Secured Notes due 2005. In connection with such waiver and amendments, the Company paid to the lenders a fee of $100,000.

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

     If an insufficient number of holders of existing notes participate in the exchange offer, it is likely that the Company will be unable to pay the principal and interest on the existing notes at their maturity. Further, it is possible that even if all the conditions to the exchange are satisfied or waived, the Company may not obtain consent from its lenders to repay any excess amounts outstanding, or the Company may not have sufficient availability under its Credit Agreement to pay remaining amounts due, if any. In that event, an event of default will have occurred on its obligations under the indenture governing the existing notes, as well as under all of its other indebtedness, including its senior credit facility, its Senior Secured Notes due 2005 and, if the exchange offer is completed, the new notes. Therefore, the principal and accrued interest on the existing notes and other indebtedness, including the senior credit facility, Senior Secured Notes due 2005 and, if the exchange offer is completed, the new notes, may be accelerated and become immediately due and payable. If, as is currently anticipated, the Company is then unable to obtain immediate financing to pay such amounts, the Company may seek to file a voluntary petition, or may have an involuntary petition filed against it by its creditors in a bankruptcy court under the U.S. Bankruptcy Code.


12. RESTATEMENT
    -----------

     Subsequent  to  the  issuance  of  the  Company's  condensed   consolidated
financial statements for the quarter ended March 29, 2003, the Company determined that certain interest, employee benefits, and depreciation expenses incurred during the first quarter of 2002 were not properly classified. As a result, the Company has restated the condensed consolidated financial statements for the quarter ended March 30, 2002.

     A summary of the effects of the restatement is as follows:




                                                                              Three Months Ended
                                                                              March 30,  March 30,
                                                                                2002       2002
                                                                             ---------  ---------
                                                                                 As
                                                                              Previously    As
                                                                               Reported   Restated
                                                                             ---------  ---------
Statement of Operations Data
----------------------------
(in thousands, except per share data)
Selling, general and administrative expenses                                    28,251     28,794
Depreciation                                                                     1,148      1,171
    Loss from continuing operations before interest and taxes                   (2,776)    (3,342)
Interest expense                                                                 4,376      2,890
    Loss from continuing operations before income taxes                         (7,152)    (6,232)
Income tax benefit                                                              (2,684)    (2,323)
    Loss from continuing operations                                             (4,468)    (3,909)
Discontinued operations:
    Income from discontinued operations                                            643         84
Net loss                                                                     $  (3,825) $  (3,825)
                                                                             =========  =========


Loss from continuing operations per common share-basic and diluted           $   (0.54) $   (0.47)
                                                                             =========  =========

Income from discontinued operations per common share-basic and diluted       $    0.08  $    0.01
                                                                             =========  =========

Net loss per common share-basic and diluted                                  $   (0.46) $   (0.46)
                                                                             =========  =========

Weighted average common shares-for basic                                     8,284,914  8,284,914
                                                                             =========  =========

Weighted average common shares-for diluted                                   8,440,615  8,440,615
                                                                             =========  =========




                                                                              March 30,  March 30,
                                                                                2002       2002
                                                                             ---------  ---------
                                                                                As
                                                                             Previously    As
                                                                             Reported   Restated
                                                                             ---------  ---------
Balance Sheet Data
------------------
(in thousands)
    Accrued liabilities                                                      $  16,033  $  16,394
    Liabilities of discontinued operations                                      20,012     19,651
                                                                                ------     ------
    Total current liabilities                                                $  82,990  $  82,990
                                                                                ======     ======


WICKES INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Subsequent  to  the  issuance  of  the  Company's  condensed   consolidated
financial statements for the quarter ended March 29, 2003, the Company determined that certain interest, employee benefits and depreciation expenses incurred during the first quarter of 2002 were not properly classified. As a result, the Company has restated the condensed consolidated financial statements for the quarter ended March 30, 2002. (See Note 12 to the condensed consolidated financial statements).

     A summary of the effects of the restatement is as follows:



                                                                              Three Months Ended
                                                                              March 30,  March 30,
                                                                                2002       2002
                                                                             ---------  ---------
                                                                                 As
                                                                              Previously    As
                                                                               Reported   Restated
                                                                             ---------  ---------
Statement of Operations Data
----------------------------
(in thousands, except per share data)
Selling, general and administrative expenses                                    28,251     28,794
Depreciation                                                                     1,148      1,171
    Loss from continuing operations before interest and taxes                   (2,776)    (3,342)
Interest expense                                                                 4,376      2,890
    Loss from continuing operations before income taxes                         (7,152)    (6,232)
Income tax benefit                                                              (2,684)    (2,323)
    Loss from continuing operations                                             (4,468)    (3,909)
Discontinued operations:
    Income from discontinued operations                                            643         84
Net loss                                                                     $  (3,825) $  (3,825)
                                                                             =========  =========


Loss from continuing operations per common share-basic and diluted           $   (0.54) $   (0.47)
                                                                             =========  =========

Income from discontinued operations per common share-basic and diluted       $    0.08  $    0.01
                                                                             =========  =========

Net loss per common share-basic and diluted                                  $   (0.46) $   (0.46)
                                                                             =========  =========

Weighted average common shares-for basic                                     8,284,914  8,284,914
                                                                             =========  =========

Weighted average common shares-for diluted                                   8,440,615  8,440,615
                                                                             =========  =========


                                                                              March 30,  March 30,
                                                                                2002       2002
                                                                             ---------  ---------
                                                                                As
                                                                             Previously    As
                                                                             Reported   Restated
                                                                             ---------  ---------
Balance Sheet Data
------------------
(in thousands)
    Accrued liabilities                                                      $  16,033  $  16,394
    Liabilities of discontinued operations                                      20,012     19,651
                                                                                ------     ------
    Total current liabilities                                                $  82,990  $  82,990
                                                                                ======     ======

     The Management Discussion and Analysis gives effect to this restatement.

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained elsewhere herein and in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 28, 2002.

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

     Among the factors that could cause actual results to differ materially are the following: effects of seasonality and cyclicality; effects of competition; interest rates and the Company's ability to service and comply with the terms of its debt; lumber prices; the success of the Company's operational initiatives and the outcome of the contingencies discussed in Note 7.

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

     The Company does not expect to generate sufficient cash from operations to pay the principal amount of the Company's 11 5/8% Senior Subordinated Notes due 2003 when they mature on December 15, 2003, and, therefore, the Company has offered to exchange the Senior Subordinated Notes for either (i) cash and new 10% Convertible Notes due 2007 (the "New Notes") or (ii) New Notes. If an insufficient number of holders of Senior Subordinated Notes participate in the exchange offer, it is likely the Company will not be able to pay the principal amount and the accrued and unpaid interest due on their maturity date. In that event, an event of default will have taken place under the indenture, the Company's senior credit facility and the indenture governing the Company's Senior Secured Notes due 2005, allowing the Company's senior lenders to immediately accelerate the maturity of the indebtedness under the Company's senior credit facility and the Company's Senior Secured Notes . If that were to occur, unless the Company were able to obtain additional financing to repay the senior credit facility, the Senior Secured Notes and the outstanding Senior Subordinated Notes (which the Company believes is highly unlikely), the Company may be forced to petition for relief under the U.S. Bankruptcy Code, or the Company's creditors may file an involuntary petition against the Company (see
Note 11 for further discussion).

                                  INTRODUCTION

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

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain expense and income items. Certain reclassifications have been made to prior year amounts to conform to the current presentation. All significant intercompany balances and transactions have been eliminated. The table below, and the subsequent discussion of the results of operations, has been adjusted to exclude those operations reclassified as discontinued operations that were part of the Lanoga Sale. (See additional discussion in Note 3 to the consolidated financial statements.)


                                                                Three Months Ended
                                                                ------------------
                                                              March 29,    March 30,
                                                                2003         2002
                                                               -------     --------

         Net sales                                               100.0%       100.0%
         Gross profit                                             20.4%        20.4%
         Selling, general and
           administrative expense                                 28.1%        21.3%
         Depreciation                                              1.0%         0.8%
         Provision for doubtful accounts                           0.2%         0.3%
         Store closing costs and other charges                     1.3%         0.7%
         Other operating income                                   (1.2)%       (0.3)%
         Loss from continuing operations
             before interest and taxes                            (9.0)%       (2.5)%



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

     Losses from continuing operations for the first quarter ended March 29, 2003 and March 30, 2002 was $7.7 million and $3.9 million, respectively.

                   Three Months Ended March 29, 2003 Compared with the Three Months Ended March 30, 2002

     The following discussion is based on the results of continuing operations of the Company. The Lanoga Sale, which is treated as discontinued operations, has been excluded from prior year's results. (See Note 3 to the consolidated financial statements.)

Net Sales
---------

     Net sales for the first quarter of 2003 decreased 25.4%, to $101.0 million compared to $135.4 million for the first quarter of 2002. Same store sales decreased 16.0% from the comparable quarter last year. Sales at locations now closed, excluding discontinued operations, contributed approximately $22.7 million for the first quarter of 2002 compared to $3.0 million in the first quarter of 2003. Total sales to building professionals represented 94.2% of total sales compared to 92.8% in the same quarter last year. Housing starts in the Company's primary markets, the Northeast, Midwest, and South, starts were down 5.7%, down 6.1% and up 0.5%, comparable to the first quarter of 2002, respectively.

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

Selling, General and Administrative Expense ("SG&A")
----------------------------------------------------

     SG&A expense was $28.4 million in the first quarter of 2003 compared to $28.8 million in the first quarter of 2002. As a percentage of sales, SG&A increased to 28.1% of net sales in the first quarter of 2003 compared with 21.3% of net sales in the first quarter of 2002. This increase primarily is due to the decrease in sales as well as overhead costs that have yet to be eliminated due to the sale and closing of centers in December 2002 and first quarter 2003 and a move from co-operative marketing and cost recovery programs to purchase based programs.

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




                                                                 Property
                                                                   and
                                                   Employee       Other
                                                  Separation     Carrying
                                                     Costs        Costs         Total
                                                     -----        -----         -----

       Accrual balance at December 28, 2002           $385          $15          $400
       2003 Store closing and other costs              610          701         1,311
       2003 Related payments                          (848)        (671)       (1,519)
                                                     -----        -----         -----
       Accrual balance at March 29, 2003              $147          $45          $192

       Accrual balance at December 29, 2001           $139         $286          $425
       2002 Store closing and other costs              763          199           962
       2002 Related payments                          (827)        (363)       (1,190)
                                                     -----        -----         -----
       Accrual balance at March 30, 2002               $75         $122          $197


Other Operating Income
----------------------

     Other operating income for the first quarter of 2003 was $1.2 million compared with $0.4 million for the first quarter 2002. Other operating income primarily includes gains on early retirement of debt, the sales or disposals of property, plant and equipment, service charges assessed customers on past due accounts receivables, and casualty gains/losses. The increase in other operating income primarily is related to the early retirement of $5.9 million of bonds at an 85% discount for a pre-tax gain of $0.9 million. (See note 5 of notes to the consolidated financial statements.)

Interest Expense
----------------

     In the first quarter of 2003, interest expense increased to $3.5 million from $2.9 million during the first quarter of 2002. Interest expense in 2003 includes a charge for the write-off of a portion of debt issue costs related to the Fleet Credit Agreement of $0.4 million. The Company's weighted average rate of interest on all debt increased to 11.1% during the first quarter of 2003 compared to 8.7% for the same period last year. Interest expense was affected by the increase in the effective interest rate resulting from the bond refinancing. See additional discussion at Note 5 to the condensed consolidated financial statements and in Liquidity and Capital Resources included in Managements Discussion and Analysis. The Company's average debt levels decreased by 47.5% from first quarter 2002 to first quarter 2003. This decrease in outstanding debt primarily is due to the use of proceeds from the Lanoga Sale to pay down the revolving credit facility.

Income Tax Benefit
------------------

     The Company recorded an income tax benefit of $4.8 million for the first quarter of 2003, compared with a benefit of $2.3 million in the first quarter of 2002. The Company's effective tax rate was 38.3% for the first quarter of 2003, compared to 37.3% for the first quarter of 2002. The Company's provision includes franchise taxes and non-deductible items. State franchise taxes were $0.1 million for the first quarter of 2003 and 2002, respectively.

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

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123". This standard provides transitional guidance for applying the fair value-based method of accounting for stock options. It also requires additional proforma disclosures for interim periods beginning after December 15, 2002. The Company continues to apply the intrinsic value based method of accounting as prescribed by APB Opinion No. 25. As such the adoption of this pronouncement has not had a material effect on the financial statements. The required interim disclosures have been included in the notes to the condensed consolidated financial statements.

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


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, due to the Company's liquidity condition and continuing operating losses, there is substantial doubt about the Company's ability to continue as a goign concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that could result should the Company be unable to continue as a going ceoncern.

     The Company does not expect to generate sufficient cash from operations to pay the principal amount of the Company's 11 5/8% Senior Subordinated Notes due 2003 when they mature on December 15, 2003, and, therefore, the Company has offered to exchange the Senior Subordinated Notes for either (i) cash and new 10% Convertible Notes due 2007 (the "New Notes") or (ii) New Notes. If an insufficient number of holders of Senior Subordinated Notes participate in the exchange offer, it is likely the Company will not be able to pay the principal amount and the accrued and unpaid interest due on their maturity date. In that event, an event of default will have taken place under the indenture, the Company's senior credit facility and the indenture governing the Company's Senior Secured Notes due 2005, allowing the Company's senior lenders to immediately accelerate the maturity of the indebtedness under the Company's senior credit facility and the Company's Senior Secured Notes . If that were to occur, unless the Company were able to obtain additional financing to repay the senior credit facility, the Senior Secured Notes and the outstanding Senior Subordinated Notes (which the Company believes is highly unlikely), the Company may be forced to petition for relief under the U.S. Bankruptcy Code, or the Company's creditors may file an involuntary petition against the Company (see
Note 11 for further discussion).

     The Company's principal sources of working capital and liquidity are income from operations and borrowings under its credit facility. The Company's assessment of its future funds availability constitutes Forward-Looking Information made pursuant to the Private Securities Litigation Reform Act of 1995 and is inherently subject to uncertainty resulting from, among other things, the factors discussed in Item 2: Management's Discussion and Analysis. The Company's primary need for capital resources is to finance inventory, accounts receivable, improvements to plant property and equipment, insurance reserves and debt service.

     During the first quarter of 2003, net cash used in operating activities was $18.6 million compared with net cash provided by operating activities of $7.2 million for the first quarter of 2002. The increase in cash used by operating activities primarily is due to increases in inventory, and decreases in accounts payable and accrued liabilities from December 28, 2002 to March 29, 2003.

     The Company's accounts receivable from continuing operations at March 29, 2003 decreased $3.4 million. This decrease primarily is the result of a reduction in credit sales and improved collection efforts.

     The Company's inventory balance at March 29, 2003 increased $9.6 million or 19.1% when compared to the balance at December 28, 2002. The Company typically experiences and increase in inventory in the first quarter to meet the demands of the second and third quarter selling season. Accounts payable and accrued liabilities at March 29, 2003 decreased approximately $0.8 million from December 28, 2002.

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

     The Company continues to carry Senior Subordinated Notes due in December 2003 of approximately $21.1 million. (See Note 11 for discussion regarding the Company's current offer to exchange the remaining $21.1 million of notes.)

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

     As of March 29, 2003, there was $49.0 million outstanding under the Merrill Credit Agreement of which $24.0 million was revolving credit and $25.0 million was term notes. The spread on prime rate borrowings under the Merrill agreement ranges from 1.25% to 2.00% over prime for revolving loans and 2.00% to 2.75% over prime under the term notes. The spread for LIBOR based borrowing ranges from 2.50% to 3.25% over LIBOR for revolving loans and 3.25% to 4.00% over LIBOR for term notes. The spread over the prime or LIBOR rates is determined based upon the Company's Fixed Charge Coverage Ratio, as defined under the Merrill Credit Agreement. The Company's base rate on revolver loans, 6.00% at March 29, 2003 and 5.50% at March 30, 2002, included an interest spread over prime of 1.75% and 0.75%, respectively. The Company's LIBOR borrowing rate on revolver loans, 3.81% at March 29, 2003 and 4.63% at March 30, 2002, included an interest spread over LIBOR of 2.50% and 2.75%, respectively. The Company's weighted average interest rates on revolver loans were 7.59% and 7.95% as of March 29, 2003 and December 28, 2002, respectively.

     The Merrill Credit Agreement limits the level of capital expenditures for each annual period, while allowing for reinvestment of proceeds on asset sales. The Company is also subject to certain minimum levels of EBITDA, as defined within the Merrill Credit Agreement. Availability is generally limited to 85% of eligible accounts receivable and 60% of eligible inventory. For the first six months from inception of this agreement, minimum availability is required to be $15 million. As of March 29, 2003 unused availability was $35.8 million.

     Under the Merrill Credit Agreement, a commitment fee of .375% to .5% is payable on the unused revolving credit amount. Ranges of fees are determined based upon the aforementioned Fixed Charge Coverage Ratio, as defined under the Credit Agreement. As of March 29, 2003, the Company was in compliance with all of its then existing covenants.

     As a result of (i) the Company's failure to deliver to the lenders its fiscal 2002 audited financial statements by March 28, 2003 and (ii) as of April 4, 2003, Riverside Group Inc. and J. Steven Wilson, former Chairman and Chief Executive Officer of the Company, ceasing between them to own at least 25% of the Company's outstanding common stock and Imagine Investments, Inc. owning a greater percentage of such shares than Riverside and Mr. Wilson, certain events of default arose under the Merrill Credit Agreement. Such defaults were simultaneously waived by the lenders and the Merrill Credit Agreement was amended in certain respects, including the addition of a provision which permits the Company to make the severance payment to Mr. Wilson. In connection with such waiver and amendments, the Company paid to the lenders a fee of $312,500.

Net Operating Loss Carryforwards
--------------------------------

     The Company has net operating loss carryforwards available to offset future taxable income of approximately $22.4 million expiring in the years 2011 through 2021. A change in control of the Company, for tax purposes, may limit the Company's ability to utilize these carryforwards.

Recent Developments
-------------------

Chairman and Chief Executive Officer Resignation
------------------------------------------------

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

Taxes
-----

     Due to the determination in the second quarter of 2003, that there was substantial doubt related to the Company's ability to continue as a going concern, the Company recorded a $29.6 million charge to establish a valuation allowance for its net deferred tax assets in the second quarter ended June 28, 2003.

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

Credit Facility Amendments
--------------------------

     Subsequent to the issuance of the condensed consolidated financial statements as of March 29, 2003, the Company has undergone several amendments to its Merrill Credit Agreement dated February 26, 2003. A summary of those amendments is outlined below.

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

     At the end of the second quarter, the Company did not meet its minimum EBITDA requirement. Subsequently, on August 15, 2003, the lenders agreed to waive the default of its minimum EBITDA requirement and amend the EBITDA targets as outlined within the Credit Agreement (Fourth Amendment). In addition, it amended the original credit agreement to include a $1.5 million term loan prepayment by September 20, 2003, less any prepayment from the proceeds of the sale of certain real estate. Also, it amended the original credit agreement to state that without prior written consent of required lenders, in no event will the proceeds of the revolving loans be used to consummate (i) any redemption or purchase of Senior Subordinated Notes due 2003 or (ii) any voluntary redemption or purchase of Senior Secured Notes due 2005. In connection with such waiver and amendments, the Company paid to the lenders a fee of $100,000.

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

     As of September 27, 2003, the Company met the minimum EBITDA levels and the interest rate ranges from the original agreement entered into on February 26, 2003 have been restored, effective September 28, 2003. However, a future event of default could increase each of the Company's prime and LIBOR margins by 25 basis points

     The Company's base rate on revolving loans, 6.00% at September 27, 2003 and 5.50% at September 28, 2002, included an interest spread over prime of 2.00% and 0.75%, respectively. The Company's LIBOR borrowing rate on revolving loans, 4.37% at September 27, 2003 and 4.57% at September 28, 2002, included an interest spread over LIBOR of 3.25% and 2.75%, respectively.


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

Exchange Offer
--------------

     On November 4, 2003 the Company commenced an offer to exchange either (i) cash and 10% Convertible Notes due 2007 or (ii) 10% Convertible Notes due 2007 for all $21.1 million principal amount of outstanding 11 5/8 % Senior Subordinated Notes due 2003. The Company refers to its existing 11 5/8 % Senior Subordinated Notes due 2003 as the existing notes, and to its 10% Convertible Notes due 2007 as the new notes. The Company also has Senior Secured Notes due 2005, as discussed in Note 11, to the financial statements.

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

                          WICKES INC. AND SUBSIDIARIES

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information of the Company's Quantitative and Qualitative Disclosures About Market Risk, please see the Company's Annual Report on Form 10-K/A for the fiscal year ended December 28, 2002. There have been no material changes in the Company's quantitative or qualitative exposure to market risk since the end of fiscal 2002.


Item 4. CONTROLS AND PROCEDURES

     The Company has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of March 29, 2003. There have been no significant changes in the internal controls or other factors that could significantly affect internal controls subsequent to March 29, 2003, except as follows:

     As more fully described in Note 12 to the condensed consolidated financial statements, subsequent to the issuance of its financial statements for the year ended December 28, 2002, the Company determined that certain interest, employee benefits, depreciation and manufacturing expenses related to a discontinued operation incurred during fiscal years 2002, 2001, and 2000 were not properly classified. It should be noted that these misclassifications relate to a one-time, non-recurring transaction. The Company recently implemented additional internal controls and procedures designed to better monitor unique transactions on an as needed basis and the Company is considering the establishment of a disclosure committee to further improve its internal control processes and procedures around financial reporting and public disclosures.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

   (a)   None
   (b)   None
   (c)   None
   (d)   None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a)   Exhibits

         Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         Exhibit 31.2  Certification of Chief  Financial Officer Pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002


         Exhibit 32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

          A Current  Report on Form 8-K dated  February 14, 2003 was filed under
          Item 5 disclosing the total appraised value of the real property securing the new Senior Secured Notes due 2005

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

          A Current Report on Form 8-K dated April 3, 2003 was filed under Item 5 disclosing that the Company confirmed receiving an unsolicited proposal from Bradco Supply Corporation to acquire all shares of Wickes common stock not owned by Bradco and its affiliates for $1.12 per share.

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

          A Current Report on Form 8-K dated July 15, 2003 was filed under Item 5 disclosing the resignation of Frederick H. Schultz from his position on the Company's Board of Directors.

          A Current  Report on Form 8-K dated  August 15,  2003 was filed  under
          Item 7 disclosing that the Company issued a press release announcing its 2003 second quarter earnings. A copy of the press release, including unaudited financial information released as a part thereof.

          A Current Report on Form on Form 8-K dated August 22, 2003 was filed under Item 5 disclosing that the Company received a letter from the NASDAQ stating that, based on the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, the Company does not comply with Marketplace Rule 4310 (c) (2) (B). Therefore the Staff of the NASDAQ is reviewing the Company's eligibility for continued listing on the NASDAQ SmallCap market.

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

                                      WICKES INC.




                                  By: /s/ James J. O'Grady
                                      ------------------------
                                      James J. O'Grady
                                      President and Chief Executive Officer



                                  By: /s/ James A. Hopwood
                                      ------------------------
                                      James A. Hopwood
                                      Senior Vice President and
                                      Chief Financial Officer


Date:  November 21, 2003