Form 10-Q/A
period 2003-06-28
WICKES INC
filed 2003-11-24
CIK 910620

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                  FORM 10-Q / A
                                 AMENDMENT NO. 1
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                 Commission File
For the Quarterly Period Ended       June 28, 2003               Number  1-14967
                               ------------------------                  -------


                                   WICKES INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                          36-3554758
---------------------------------------                     --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


706 North Deerpath Drive, Vernon Hills, Illinois                         60061
------------------------------------------------                      ----------
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


                                Explanatory Note

     This amendment No. 1 to Form 10-Q filed on Form 10-Q/A for the quarterly period ended June 28, 2003, is being filed to restate various reclassifications in the condensed consolidated financial statements of Part 1 Items 1 and Notes to the Condensed Consolidated Financial Statements and Part 1 Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. All information contained herein is as originally reported, except as set forth in Management's Discussion and Analysis; Going Cocern, Recent Developments, and Notes 2 and 10 to the Condensed Consolidated Financial Statements.




                          WICKES INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                 Page
                                                                                                 Number
                                                                                                 ------

PART I.              FINANCIAL INFORMATION

    Item 1.          Financial Statements

             Condensed Consolidated Balance Sheets (Unaudited)
             June 28, 2003, December 28, 2002, and June 29, 2002 (As Restated)                     3


             Condensed Consolidated Statements of Operations (Unaudited) for the
             three and six months ended June 28, 2003 and June 29, 2002 (As
             Restated)                                                                             4


             Condensed Consolidated Statements of Cash Flows (Unaudited) - for
             the six months ended June 28, 2003 and June 29, 2002 (As Restated)                    5


             Notes to Condensed Consolidated Financial Statements (Unaudited)                      6


    Item 2.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          20

    Item 3.          Quantitative and Qualitative Disclosures about
                     Market Risk                                                                  37

    Item 4.          Controls and Procedures                                                      37

PART II.         OTHER INFORMATION

    Item 1.          Legal Proceedings                                                            38

    Item 2.          Changes in Securities and Use of Proceeds                                    38

    Item 6.          Exhibits and Reports on Form 8-K                                             38


                          WICKES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               June 28, 2003, December 28, 2002 and June 29, 2002
                        (in thousands except share data)
                                   (UNAUDITED)


                                                                           June 28,          December 28,       June 29,
                                                                             2003                2002             2002
                                                                         ------------         -----------     ------------
                                     ASSETS                                                                   (As restated,
                                                                                                               see Note 11)
Current assets:
    Cash                                                                $          30        $         40     $        161
    Accounts receivable, less allowance for doubtful
       accounts of $1,854 in June 2003, $1,919 in December 2002
       and $1,403 in June 2002                                                 55,426              56,094           62,486
    Note receivable from affiliate                                                  -                   -              425
    Inventory, net                                                             52,918              50,170           62,292
    Deferred tax assets                                                             -               5,720            6,038
    Prepaid expenses and other assets                                           7,361               5,619            5,934
    Assets of discontinued operations                                               -                   -           60,897
                                                                         ------------         -----------     ------------
        Total current assets                                                  115,735             117,643          198,233
                                                                         ------------         -----------     ------------

Property, plant and equipment, net                                             35,417              37,971           42,472
Trademark                                                                           -                   -            5,856

Deferred tax assets                                                                 -              13,775           16,344
Rental equipment (net of accumulated depreciation of $1,465 in June
      2003, $1,475 in December 2002 and $1,587 in June 2002)                      774               1,021            1,250
Goodwill                                                                            -                   -           12,229
Other assets (net of accumulated amortization of $6,446 in June
     2003, $5,911 in 2002, and $5,357 in June 2002)                             6,020               3,577            4,783
Assets of discontinued operations                                                   -                   -           11,989
                                                                         ------------         -----------     ------------
        Total assets                                                    $     157,946        $    173,987     $    293,156
                                                                         ============         ===========     ============

                  LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Current maturities of long-term debt                                $      22,998        $     28,107     $     10,096
    Accounts payable                                                           30,134              23,824           34,062
    Accrued liabilities                                                        12,392              16,256           10,304
    Liabilities of discontinued operations                                          -                   -           25,636
                                                                         ------------         -----------     ------------
        Total current liabilities                                              65,524              68,187           80,098
                                                                         ------------         -----------     ------------

Long-term debt, less current maturities                                        99,539              67,363          184,391
Other long-term liabilities                                                     2,310               2,407            2,587
Liabilities of discontinued operations                                              -                   -              680

Stockholders' (deficit) equity:
    Common stock, $0.01 par (8,307,984 at June 2003 and December 2002,
        and 8,288,845 shares at June 2002 issued and outstanding)                  83                 83               83
    Additional paid-in capital                                                 87,173             87,173           87,155
    Accumulated deficit                                                       (96,683)           (51,226)         (61,838)
                                                                         ------------        -----------      -----------
        Total stockholders' (deficit) equity                                   (9,427)            36,030           25,400
                                                                         ------------        -----------      -----------
        Total liabilties and stockholders' (deficit) equity             $     157,946        $   173,987      $   293,156
                                                                         ============        ===========      ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (in thousands except share and per share data)


                                                                               Three Months Ended          Six Months Ended
                                                                             June 28,      June 29,     June 28,      June 29,
                                                                              2003          2002         2003          2002
                                                                           -----------   -----------  -----------   -----------
                                                                                         (As restated,              (As restated,
                                                                                          see Note 11)               see Note 11)

Net sales                                                                 $    127,605   $   160,546  $   228,654   $   295,940
Cost of sales                                                                  101,962       126,268      182,436       234,057
                                                                           -----------   -----------  -----------   -----------

    Gross profit                                                                25,643        34,278       46,218        61,883
                                                                           -----------   -----------  -----------   -----------

Selling, general and administrative expenses                                    30,005        31,562       58,365        60,356
Depreciation                                                                       969         1,084        1,934         2,255
Provision for doubtful accounts                                                    259           320          438           768
Store closing costs and other charges                                            3,709           785        5,015         1,747
Other operating income                                                            (117)       (1,784)      (1,284)       (2,212)
                                                                           -----------   -----------  -----------   -----------
                                                                                34,825        31,967       64,468        62,914
                                                                           -----------   -----------  -----------   -----------
    (Loss) income from continuing operations before interest and taxes          (9,182)        2,311      (18,250)       (1,031)

Interest expense                                                                 3,673         2,816        7,131         5,706

                                                                           -----------   -----------  -----------   -----------
    Loss from continuing operations before income taxes                        (12,855)         (505)     (25,381)       (6,737)

Income tax expense (benefit)                                                    24,491           (37)      19,691        (2,360)
                                                                           -----------   -----------  -----------   -----------

    Loss from continuing operations                                            (37,346)         (468)     (45,072)       (4,377)

(Loss) income from discontinued operations, net of taxes of $1,816 and
   $1,870 for the three and six months ended June 29, 2002                        (385)        2,808         (385)        2,892
                                                                           -----------   -----------  -----------   -----------

Net (loss) income                                                         $    (37,731)  $     2,340  $   (45,457)  $    (1,485)
                                                                           ===========   ===========  ===========   ===========

Loss from continuing operations per common share-basic and diluted        $      (4.50)  $     (0.06) $     (5.43)  $     (0.53)
                                                                           ===========   ===========  ===========   ===========

(Loss) income from discontinued operations per common share-basic         $      (0.04)  $      0.34  $     (0.04)  $      0.35
                                                                           ===========   ===========  ===========   ===========

(Loss) income from discontinued operations per common share-diluted       $      (0.04)  $      0.33  $     (0.04)  $      0.34
                                                                           ===========    =========== ===========   ===========

Net (loss) income per common share-basic and diluted                      $      (4.54)  $      0.28  $     (5.47) $      (0.18)
                                                                           ===========    =========== ===========   ===========

Weighted average common shares-basic                                         8,307,984     8,288,761    8,307,984     8,286,837
                                                                           ===========    =========== ===========   ===========

Weighted average common shares-diluted                                       8,307,984     8,459,051    8,307,984     8,402,471
                                                                           ===========    ==========  ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          WICKES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                  Six Months Ended
                                                                               June 28,        June 29,
                                                                                 2003            2002
                                                                          -------------   -------------
                                                                                          (As restated,
                                                                                           see Note 11)

Cash flows from operating activities:
    Net loss                                                              $     (45,457)  $      (1,485)
    Adjustments to reconcile net loss to
       net cash (used in) provided by operating activities:
    Loss (income) from discontinued operations                                      385          (2,892)
    Depreciation                                                                  2,467           2,938
    Gain on early retirement of debt                                               (879)              -
    Amortization of deferred financing costs                                      1,354             772
    Provision for doubtful accounts                                                 438             768
    Loss (gain) on sale of assets and other items                                   231          (1,263)
    Deferred income taxes                                                        19,495            (641)
    Changes in assets and liabilities, net of assets sold
       Increase in accounts receivable                                           (8,599)         (1,861)
       (Increase) decrease in inventory                                          (2,885)          9,423
       Increase in accounts payable and accrued liabilities                       2,349           2,415
       Increase in prepaids and other assets                                     (1,833)         (1,439)
                                                                          -------------   -------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (32,934)          6,735
                                                                          -------------   -------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                     (2,033)           (488)
  Proceeds from the sale of property, plant and equipment                         1,835           3,909
  Proceeds from sale of business                                                  8,829               -
                                                                          -------------   -------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                         8,631           3,421
                                                                          -------------   -------------

Cash flows from financing activities:
    Net borrowings (repayments) under revolving line of credit                   33,301          (5,574)
    Retirements of long-term debt                                                (4,980)              -
    Term loan repayments                                                           (375)         (2,349)
    Debt issuance costs                                                          (3,653)              -
                                                                          -------------   -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              24,293          (7,923)
                                                                          -------------   -------------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                          -          (2,225)
                                                                          -------------   -------------

NET (DECREASE) INCREASE IN CASH                                                     (10)          2,233
Cash at beginning of period                                                          40             153
                                                                          -------------   -------------

CASH AT END OF PERIOD                                                     $          30   $         161
                                                                          =============   =============

Supplemental schedule of cash flow information:
     Interest paid                                                        $       5,262   $       8,341
     Income taxes paid                                                    $         670   $         469

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

     The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (the "Form 10-K/A")for the fiscal year ended December 28, 2002. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

     Stock Based Compensation
     ------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value of such instruments. The pronouncement requires companies that choose not to adopt the fair value method of accounting to disclose the pro forma net income and earnings per share under the fair value method. As permitted by SFAS No. 123, the Company elected to continue the intrinsic value method of accounting prescribed by APB Opinion No. 25. As required, the Company has disclosed the pro forma net income (loss) and pro forma income (loss) per share as if the fair value based accounting methods had been used to account for stock-based compensation cost. In addition, the following table presents the pro forma impact (in thousands, except share data) to the Company's financial statements as if the fair value method had been applied.




                                                     Three Months Ended           Six Months Ended
                                                   June 28,      June 29,      June 28,      June 29,
                                                     2003          2002          2003          2002
                                                -----------   -----------    ----------    ----------

Loss from continuing operations (as reported)       (37,346)         (468)      (45,072)       (4,377)

Add: Stock based compensation cost included
  in determination of compensation expense                             10                          21
Deduct: Stock based compensation under the
  fair-value method for all awards, net of
tax                                                     (21)          (33)          (42)          (65)

Adjusted loss from continuing operations            (37,367)         (491)      (45,114)       (4,421)


(Loss) income from discontinued operations             (385)        2,808          (385)        2,892

Net (loss)  income (as reported)                    (37,731)        2,340       (45,457)       (1,485)

Adjusted net (loss) income                          (37,752)        2,317       (45,499)       (1,529)

Earnings per share:
Basic:
Loss from continuing operations (as reported)         (4.50)        (0.06)        (5.43)        (0.53)
Adjusted loss from continuing operations              (4.50)        (0.06)        (5.43)        (0.53)

Income (loss) from discontinued operations            (0.04)         0.34         (0.04)         0.35

Net income (loss)  (as reported)                      (4.54)         0.28         (5.47)        (0.18)
Adjusted net income (loss)                            (4.54)         0.28         (5.48)        (0.18)

Diluted:
Loss from continuing operations (as reported)         (4.50)        (0.06)        (5.43)        (0.53)
Adjusted loss from continuing operations              (4.50)        (0.06)        (5.43)        (0.53)

(Loss) income from discontinued operations            (0.04)         0.33         (0.04)         0.34

Net income (loss) (as reported)                       (4.54)         0.28         (5.47)        (0.18)
Adjusted net income (loss)                            (4.54)         0.27         (5.48)        (0.18)



     Share Data
     ----------

     The Company issued 3,818 and 7,260 shares of Common Stock to members of its board of directors in lieu of cash compensation during the three and six months ended June 29, 2002. The Company did not issue shares of Common Stock to members of its board of directors in lieu of cash compensation during the three and six months ended June 28, 2003.

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

     The Company does not expect to generate sufficient cash from operations to pay the principal amount of the Company's 11 5/8% Senior Subordinated Notes due 2003 when they mature on December 15, 2003, and, therefore, the Company has offered to exchange the Senior Subordinated Notes for either (i) cash and new 10% Convertible Notes due 2007 (the "New Notes") or (ii) New Notes. If an insufficient number of holders of Senior Subordinated Notes participate in the exchange offer, it is likely the Company will not be able to pay the principal amount and the accrued and unpaid interest due on their maturity date. In that event, an event of default will have taken place under the indenture governing the Senior Subordinated Notes, the Company's senior credit facility and the indenture governing the Company's Senior Secured Notes due 2005, allowing the Company's senior lenders to immediately accelerate the maturity of the indebtedness under the Company's senior credit facility and the Company's Senior Secured Notes. If that were to occur, unless the Company were able to obtain additional financing to repay the senior credit facility, the Senior Secured Notes and the outstanding Senior Subordinated Notes (which the Company believes is highly unlikely), the Company may be forced to petition for relief under the U.S. Bankruptcy Code, or the Company's creditors may file an involuntary petition against the Company (see Note 10 for further discussion).


3.   Discontinued Operations
     -----------------------

     On December 16, 2002 the Company sold substantially all of the assets of its operations in Wisconsin and Northern Michigan to Lanoga Corporation (the "Lanoga Sale") for a sale price of $104.7 million. These operations were considered discontinued operations under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". The standard requires seperate presentation of the results of discontinued operations. As such, the results of the three and six months ended June 29, 2002 have been reclassified to confrom with this presentation.

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

     Sales and income from discontinued operations for the three and six months ended June 29, 2002 were as follows:

                                               Three months ended    Six months ended
                                                    June 29,             June 29,
                                                      2002               2002
                                                    --------             --------



        Sales                                      $  74,064            $ 124,494
        Income before income taxes                     4,626                4,764
        Tax provision                                  1,818                1,872
        Income from discontinued operations            2,808                2,892


     The Company allocated interest expense of its revolving credit agreement and Senior Secured Notes to discontinued operations based on the cash proceeds required to be used to repay those obligations. Interest expense allocated to discontinued operations was $1.3 million and $2.8 million for the three months and six months ended June 29, 2002, respectively.

     The major classes of assets and liabilities of discontinued operations sold were as follows (in thousands):

                                                    June 29,
                                                      2002
                                                      ------

        Cash                                      $       11

        Accounts receivable                           26,451
        Inventory                                     31,858
        Deferred tax assets                            2,192
        Prepaid expenses and other assets                385
                                                      ------
          Total current assets                        60,897
                                                      ------
        Property, plant and equipment                 11,331
        Deferred tax assets                              215
        Rental equipment                                 445
        Other assets                                      (2)
                                                      ------
          Total assets                                72,886
                                                      ------

        Accounts payable                              19,870
        Accrued liabilities                            5,766
                                                      ------
          Total current liabilities                   25,636
        Other long-term liabilities                      680
                                                      ------
          Total liabilities                           26,316
                                                      ------
          Net assets                              $   46,570
                                                      ======


4.   LONG-TERM DEBT
     --------------

     Long-term debt is comprised of the following (in thousands):

                                                     June 28,          Dec 28,          June 29,
                                                       2003             2002              2002
                                                      ------           ------            ------

        Revolving credit facility:
           Revolving notes                        $   39,815        $  20,346        $   94,324
           Term notes                                 24,625           11,168            36,207
        Senior subordinated notes                     21,123           63,956            63,956
        Senior secured notes                          36,974                -                 -

        Less current maturities                      (22,998)         (28,107)          (10,096)
                                                      ------           ------            ------
        Total long-term debt                      $   99,539        $  67,363        $  184,391
                                                      ------           ------            ------




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

     The Company continues to carry Senior Subordinated Notes due in December 2003 of approximately $21.1 million. The Company does not believe it will generate sufficient cash from operations to pay the principal amount of the Senior Subordinated Notes when due. The Company may seek to secure the necessary funds through the sale of additional equity, through borrowings or both. There is no assurance that the Company will be able to obtain such funds or whether such funds can be obtained on terms acceptable to the Company. If the Company secures additional funds through the issuance of additional equity securities, the Company's existing stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares and the terms and conditions of the issuance, any new equity securities could have rights, preferences, or privileges senior to those of the Company's common stock. If the Company secured funds through additional borrowings, the terms and conditions of such borrowings could be more onerous to the Company than the terms and conditions of the Company's existing senior subordinated notes or other existing borrowings. The Company also believes that even if the principal amount of the Senior Subordinated Notes are paid it will need to increase revenues to generate sufficient cash to pay the increase in interest in its Senior Secured Notes to 18%, effective December 15, 2003. In addition, the Company has retained an investment bank, Brown Gibbons Lang & Company, to assist in finalizing the Company's plans to improve its capital structure with the objective of providing longer term sustainability. (See additional discussion at Note 10 to the financial statements.)

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

     As a result of (i) the Company's failure to deliver to the lenders its fiscal 2002 audited financial statements by March 30, 2003 and (ii) as of April 4, 2003, Riverside Group Inc. and J. Steven Wilson ceasing between them to own at least 25% of the Company's outstanding common stock and Imagine Investments, Inc. owning a greater percentage of such shares than Riverside and Mr. Wilson, certain events of default arose under the Merrill Credit Agreement. Such defaults were simultaneously waived by the lenders and the Merrill Credit Agreement was amended (Second Amendment) in certain respects, including the addition of a provision which permitted the Company to make a severance payment to Mr. Wilson and placed a limitation on the Company's ability to repurchase, redeem or retire Senior Subordinated Notes. In connection with such waiver and amendments, the Company paid to the lenders a fee of $312,500.

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

     As of June 28, 2003, the Company was in compliance with its bank covenants with the exception of its minimum EBITDA requirement. On August 15, 2003, the lenders agreed to waive the default of its minimum EBITDA requirement and amend the levels of EBITDA as defined within the Merrill Credit Agreement (Fourth Amendment). In addition, it amended the original credit agreement to include a $1.5 million prepayment of the term loan by September 20, 2003, less any prepayment from the proceeds of the sale of certain real estate. Also, it amended the original credit agreement to state that without the prior written consent of required lenders, in no event will the proceeds of the revolving loans be used to consummate (i) any redemption or purchase of Senior Subordinated Notes due 2003 or (ii) any voluntary redemption or purchase of Senior Secured Notes due 2005. Further, the agreement requires that the Company maintain minimum availability of $15 million for the remainder of the agreement and a 25 basis points increase in interest spreads. In connection with such waiver and amendments, the Company paid to the lenders a fee of $100,000.

     As of June 28, 2003 there was $64.4 million outstanding under the Merrill Credit Agreement of which $39.8 million was revolving credit and $24.6 million was term notes. The spread on prime rate borrowings under the Merrill Credit Agreement ranges from 1.25% to 2.00% over prime for revolving loans and 2.00% to 2.75% over prime under the term notes. The spread for LIBOR based borrowing ranges from 2.50% to 3.25% over LIBOR for revolving loans and 3.25% to 4.00% over LIBOR for term notes. The spread over the prime or LIBOR rates is determined based upon the Company's Fixed Charge Coverage Ratio, as defined under the Merrill Credit Agreement. However, an event of default could increase each of the Company's prime and LIBOR margins by 25 basis points. The Company's base rate on revolving loans, 6.00% at June 28, 2003 and 5.00% at December 28, 2002, included an interest spread over prime of 1.75% and 0.75%, respectively. The Company's LIBOR borrowing rate on revolving loans, 4.12% at June 28, 2003 and 4.13% at December 28, 2002, included an interest spread over LIBOR of 3.00% and 2.75%, respectively. The Company's weighted average interest rates on revolver loans were 7.23% and 6.45% for the six months ended June 28, 2003 and June 29, 2002, respectively.

     The Merrill Credit Agreement limits the level of capital expenditures for each annual period, while allowing for reinvestment of proceeds on asset sales. The Company is also subject to certain minimum levels of EBITDA, as defined within the Merrill Credit Agreement. Availability is generally limited to 85% of eligible accounts receivable and 60% of eligible inventory. As of June 28, 2003 unused availability was $27.7 million and, under the Merrill Credit Agreement as amended, minimum availability is required to be $15 million for the remainder of the agreement. Therefore, the Company held $12.7 million of excess availability as of June 28, 2003 after all reserves and minimums were deducted.

     Under the Merrill Credit Agreement, a commitment fee of .375% to .5% is payable on the unused revolving credit amount. Ranges of fees are determined based upon the aforementioned Fixed Charge Coverage Ratio, as defined under the Merrill Credit Agreement.

Aggregate Maturities
--------------------

     The Senior Subordinated Notes totaling $21.1 million mature on December 15, 2003. The Senior Secured Notes totaling $37.0 million mature on July 29, 2005. The term portion of the revolving credit facility requires quarterly principal payments totaling approximately $0.8 million in fiscal 2003, $2.6 million in fiscal 2003, $3.4 million in fiscal 2005, $3.5 million in fiscal 2006 and $14.3 in fiscal 2007.



5.   INCOME TAXES
     ------------

     The Company recorded a $29.6 million charge to establish a valuation allowance for its net deferred tax assets including net operating loss carryforwards during the second quarter of 2003. These conclusions were reached largely due to the uncertainty around the Company's ability to utilize certain operating loss carryforwards based primarily on the substantial doubt about the Company's ability to continue as a going concern.

     The Company will maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the valuation allowance. Until such time, except for state and local provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

     The income tax expense from continuing operations for the three-month period ended June 28, 2003 was $24.5 million, which is comprised of $29.6 million disclosed above offset by the impact of a $5.1 million benefit generated during the second quarter, which was fully provided for. Income tax benefit from continuing operations for the three month period ended June 29, 2002 was $37,000. The Company's effective tax rate from continuing operations for the three-month period ended June 29, 2002 was 7.3% which includes franchise taxes and non-deductible items of $0.1 million.

     Income tax expense from continuing operations for the six-month period ended June 28, 2003 was $19.7 million, which is comprised of the $29.6 million charge and a benefit of $9.9 million. Income tax benefit from continuing operations was $2.4 million for the same period in the prior year, which included franchise taxes and non-deductible items of $0.1 million. The Company's effective tax rate from continuing operations for the six-month period ended June 29, 2002 was 35.0%.

     On July 22, 2003, an ownership change occurred as per Internal Revenue Code
Section 382. A change in control, for tax purposes, could limit the Company's ability to utilize its net operating loss carry-forwards.


6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------


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


7.   EARNINGS PER SHARE
     ------------------

     The Company calculates earnings per share in accordance with SFAS 128. In periods where net losses are incurred, dilutive common stock equivalents are not used in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. For the three and six month periods ended June 29, 2002, common stock equivalents of 170,290 and 115,634 shares, respectively, were included in weighted average shares outstanding. used to calculate earnings per share. For the three and six month periods ended June 28, 2003, common stock equivalents of 1,282 and 388 shares, respectively, were excluded from weighted average shares outstanding as they were anti-dilutive. In addition, options to purchase 378,532 shares of common stock for both the three and six month periods ended June 28, 2003 had an exercise price greater than the average market price , compared to 439,651 shares of common stock for both the three and six month periods ended June 29, 2002, respectively,.


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

     For the three and six months ended June 28, 2003, the Company paid approximately $57,000 and $420,000, respectively, compared to approximately $293,000 and $547,000 for the three and six months ended June 29, 2002, respectively, in reimbursements to affiliates of the Company's former Chairman of the Board and President primarily for use of a corporate aircraft as well as office space and office support services.

9.   STORE CLOSINGS
     --------------

     Pursuant to certain initiatives to improve performance and reduce under-performing assets, the Company has closed or consolidated seven locations during the first six months of 2003. The Company incurred costs of approximately $3.2 million related to severance benefits paid to senior executives and an additional 66 headquarters and 86 field personnel for the six month period ended June 28, 2003. In addition, for the same period, the Company has incurred $1.8 million in property and other carrying costs that primarily include insurance, maintenance, repair and lease commitments. During the first six months of 2002 the Company sold seven locations and consolidated one location. Employee severance costs for 74 employees and property and other carrying costs incurred during the first six months of 2002 were $1.0 million and $0.7 million respectively. The following is a summary of the activity in the reserve balances from December 29, 2001 through June 29, 2002 and from December 28, 2002 through June 28, 2003 (in thousands):



                                                   Employee      Property and
                                                  Separation    Other Carrying
                                                    Costs           Costs          Total
                                                    -----           -----          -----

       Accrual balance at December 28, 2002          $385             $15           $400
       1st Qtr Store closing and other costs          605             701          1,306
       1st Qtr Related payments                      (843)           (671)        (1,514)
                                                    -----           -----          -----
       Accrual balance at March 29, 2003             $147             $45           $192
       2nd Qtr Store closing and other costs        2,643           1,066          3,709
       2nd Qtr Related payments                    (2,446)         (1,039)        (3,485)
                                                    -----           -----          -----
       Accrual balance at June 28, 2003              $344             $72           $416

       Accrual balance at December 29, 2001           139             286            425
       1st Qtr Store closing and other costs          763             199            962
       1st Qtr Related payments                      (827)           (363)        (1,190)
                                                    -----           -----          -----
       Accrual balance at March 30, 2002              $75            $122           $197
       2nd Qtr Store closing and other costs          252             533            785
       2nd Qtr Related payments                      (327)           (583)          (910)
                                                    -----           -----          -----
       Accrual balance at June 29, 2002                $-             $72            $72


     The costs incurred to liquidate the inventory has been included in cost of sales on the Company's financial statements. The costs of reserving for bad debt, write-offs and subsequent collections, has been included in provision for doubtful accounts. All other costs are included in store closing costs.

10.  SUBSEQUENT EVENTS
     -----------------

Stock Listing
-------------

     Effective September 23, 2002, the Company's stock was delisted from the NASDAQ SmallCap Market System and is currently listed on the NASDAQ OTC Bulletin Board.

Credit Facility Amendments
--------------------------

     Subsequent to the issuance of the condensed consolidated financial statements as of June 28, 2003, the Company has undergone several amendments to its Merrill Credit Agreement dated February 26, 2003. A summary of those amendments is outlined below.

     As a result of amendments during the third quarter of fiscal 2003, the spread range on prime rate borrowings under the new agreement temporarily increased to 1.5% to 2.25% over prime for revolving loans and 2.25% to 3.0% over prime under the term notes. These rate ranges are up by 25 basis points from rates negotiated in the original agreement on February 26, 2003. The spread for LIBOR based borrowing increased by the same 25 basis points, now ranging from 2.75% to 3.5% over LIBOR for revolving loans and 3.5% to 4.25% over LIBOR for term notes. These increases were the result of the default caused by the Company's failure to meet required minimum EBITDA levels described in Note 4.

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

     If an insufficient number of holders of existing notes participate in the exchange offer, it is likely that the Company will be unable to pay the principal and interest on the existing notes at their maturity. Further, it is possible that even if all the conditions to the exchange are satisfied or waived, the Company may not obtain consent from its lenders to repay any excess amounts outstanding, or the Company may not have sufficient availability under its Merrill Credit Agreement to pay remaining amounts due, if any. In that event, an event of default will have occurred on its obligations under the indenture governing the existing notes, as well as under all of its other indebtedness, including its senior credit facility, its Senior Secured Notes due 2005 and, if the exchange offer is completed, the new notes. Therefore, the principal and accrued interest on the existing notes and other indebtedness, including the senior credit facility, Senior Secured Notes due 2005 and, if the exchange offer is completed, the new notes, may be accelerated and become immediately due and payable. If, as is currently anticipated, the Company is then unable to obtain immediate financing to pay such amounts, the Company may seek to file a voluntary petition, or may have an involuntary petition filed against it by its creditors in a bankruptcy court under the U.S. Bankruptcy Code.


11.  RESTATEMENT
     -----------

     Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and six months ended June 28, 2003, the Company determined that certain interest, employee benefits and depreciation expense incurred during the first and second quarters of 2002 were not properly classified. As a result, the Company has restated the condensed consolidated financial statements for the three and six months ended June 29, 2002.

     A summary of the effects of the restatement is as follows:



                                                                             Three Months Ended           Six Months Ended
                                                                          June 29,      June 29,       June 29,     June 29,
                                                                           2002          2002           2002         2002
                                                                       -----------   -----------    -----------  -----------
                                                                            As            As             As           As
                                                                         Reported      Restated       Reported     Restated
                                                                       -----------   -----------    -----------  -----------

Selling, general and administrative expenses                                30,765        31,562         58,947       60,356
Depreciation                                                                 1,064         1,084          2,283        2,255
    Income (loss) from continuing operations before interest and taxes       3,128         2,311            352       (1,031)
Interest expense                                                             4,115         2,816          8,491        5,706
    Loss from continuing operations before income taxes                       (987)         (505)        (8,139)      (6,737)
Income tax benefit                                                            (225)          (37)        (2,909)      (2,360)
    Loss from continuing operations                                           (762)         (468)        (5,230)      (4,377)

Discontinued operations:
    Income from discontinued operations                                      3,102         2,808          3,745        2,892
Net income (loss)                                                    $       2,340  $      2,340   $     (1,485) $    (1,485)
                                                                       ===========   ===========    ===========  ===========

Loss from continuing operations per common share-basic and diluted   $       (0.09) $      (0.06)   $     (0.63)  $    (0.53)
                                                                       ===========   ===========    ===========  ===========

Income from discontinued operations per common share-basic           $       0.37   $       0.34    $      0.45   $     0.35
                                                                       ===========   ===========    ===========  ===========

Income from discontinued operations per common share-diluted         $       0.37   $       0.33    $      0.45   $     0.34
                                                                      ===========    ===========    ===========  ===========

Net income (loss) per common share-basic                             $       0.28   $       0.28    $     (0.18)  $    (0.18)
                                                                      ===========    ===========    ===========  ===========

Net income (loss) per common share-diluted                           $       0.28   $       0.28   $      (0.18)  $    (0.18)
                                                                      ===========    ===========    ===========  ===========

Weighted average common shares-for basic                                8,288,761      8,288,761      8,286,837    8,286,837
                                                                      ===========    ===========    ===========  ===========

Weighted average common shares-for diluted                              8,459,051      8,459,051      8,402,471    8,402,471
                                                                      ===========    ===========    ===========  ===========




                                                                        Six Months Ended
                                                                     June 29,      June 29,
                                                                       2002          2002
                                                                    -----------   -----------
Balance Sheet Data                                                      As            As
(in thousands)                                                       Reported      Restated
                                                                    -----------   -----------
    Deferred tax assets                                           $      8,457   $     6,038
    Assets of discontinued operations                                   58,478        60,897
                                                                    -----------   -----------
    Total current assets                                          $    198,233   $   198,233
                                                                    ===========   ===========
    Accrued liabilities                                           $     12,174   $    10,304
    Liabilities of discontinued operations                              23,766        25,636
                                                                    -----------   -----------
    Total current liabilities                                     $     80,098   $    80,098
                                                                    ===========   ===========

WICKES INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and six months ended June 28, 2003, the Company determined that certain interest, employee benefits and depreciation expense incurred during the first and second quarters of 2002 were not properly classified. As a result, the Company has restated the condensed consolidated financial statements for the three and six months ended June 29, 2002. (See Note 11 to the condensed consolidated financial statements).


A summary of the effects of the restatement is as follows:


                                                                             Three Months Ended           Six Months Ended
                                                                          June 29,      June 29,       June 29,     June 29,
                                                                           2002          2002           2002         2002
                                                                       -----------   -----------    -----------  -----------
                                                                            As            As             As           As
                                                                         Reported      Restated       Reported     Restated
                                                                       -----------   -----------    -----------  -----------

Selling, general and administrative expenses                                30,765        31,562         58,947       60,356
Depreciation                                                                 1,064         1,084          2,283        2,255
    Income (loss) from continuing operations before interest and taxes       3,128         2,311            352       (1,031)
Interest expense                                                             4,115         2,816          8,491        5,706
    Loss from continuing operations before income taxes                       (987)         (505)        (8,139)      (6,737)
Income tax benefit                                                            (225)          (37)        (2,909)      (2,360)
    Loss from continuing operations                                           (762)         (468)        (5,230)      (4,377)

Discontinued operations:
    Income from discontinued operations                                      3,102         2,808          3,745        2,892
Net income (loss)                                                    $       2,340  $      2,340   $     (1,485) $    (1,485)
                                                                       ===========   ===========    ===========  ===========

Loss from continuing operations per common share-basic and diluted   $       (0.09) $      (0.06)   $     (0.63)  $    (0.53)
                                                                       ===========   ===========    ===========  ===========

Income from discontinued operations per common share-basic           $       0.37   $       0.34    $      0.45   $     0.35
                                                                       ===========   ===========    ===========  ===========

Income from discontinued operations per common share-diluted         $       0.37   $       0.33    $      0.45   $     0.34
                                                                      ===========    ===========    ===========  ===========

Net income (loss) per common share-basic                             $       0.28   $       0.28    $     (0.18)  $    (0.18)
                                                                      ===========    ===========    ===========  ===========

Net income (loss) per common share-diluted                           $       0.28   $       0.28   $      (0.18)  $    (0.18)
                                                                      ===========    ===========    ===========  ===========

Weighted average common shares-for basic                                8,288,761      8,288,761      8,286,837    8,286,837
                                                                      ===========    ===========    ===========  ===========

Weighted average common shares-for diluted                              8,459,051      8,459,051      8,402,471    8,402,471
                                                                      ===========    ===========    ===========  ===========




                                                                        Six Months Ended
                                                                     June 29,      June 29,
                                                                       2002          2002
                                                                    -----------   -----------
Balance Sheet Data                                                      As            As
(in thousands)                                                       Reported      Restated
                                                                    -----------   -----------
    Deferred tax assets                                           $      8,457   $     6,038
    Assets of discontinued operations                                   58,478        60,897
                                                                    -----------   -----------
    Total current assets                                          $    198,233   $   198,233
                                                                    ===========   ===========

    Accrued liabilities                                           $     12,174   $    10,304
    Liabilities of discontinued operations                              23,766        25,636
                                                                    -----------   -----------
    Total current liabilities                                     $     80,098   $    80,098
                                                                    ==========    ==========


The  following   Management   Discussion  and  Analysis  gives  effect  to  this
restatement.

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

     Among the factors that could cause actual results to differ materially are the following: effects of seasonality and cyclicality; effects of competition; interest rates and the Company's ability to service and comply with the terms of its debt; lumber prices; the success of the Company's operational initiatives and the outcome of the contingencies discussed in Note 6 to the condensed consolidated financial statements.

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

     The Company does not expect to generate sufficient cash from operations to pay the principal amount of the Company's 11 5/8% Senior Subordinated Notes due 2003 when they mature on December 15, 2003, and, therefore, the Company has offered to exchange the Senior Subordinated Notes for either (i) cash and new 10% Convertible Notes due 2007 (the "New Notes") or (ii) New Notes. If an insufficient number of holders of Senior Subordinated Notes participate in the exchange offer, it is likely the Company will not be able to pay the principal amount and the accrued and unpaid interest due on their maturity date. In that event, an event of default will have taken place under the indenture governing the Senior Subordinated Notes, the Company's senior credit facility and the indenture governing the Company's Senior Secured Notes due 2005, allowing the Company's senior lenders to immediately accelerate the maturity of the indebtedness under the Company's senior credit facility and the Company's Senior Secured Notes. If that were to occur, unless the Company were able to obtain additional financing to repay the senior credit facility, the Senior Secured Notes and the outstanding Senior Subordinated Notes (which the Company believes is highly unlikely), the Company may be forced to petition for relief under the U.S. Bankruptcy Code, or the Company's creditors may file an involuntary petition against the Company (see Note 10 to the condensed consolidated financial statements for further discussion).



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


                                       Three Months Ended     Six Months Ended
                                       -------------------    ----------------
                                     June 28,   June 29,    June 28,   June 29,
                                     2003         2002        2003       2002
                                     ----         ----        ----       ----

Net sales                           100.0%       100.0%      100.0%     100.0%
Gross profit                         20.1%        21.4%       20.2%      20.9%
Selling, general and
  administrative expense             23.5%        19.7%       25.5%      20.4%
Depreciation                          0.8%         0.7%        0.8%       0.8%
Provision for doubtful accounts       0.2%         0.2%        0.2%       0.3%
Store closing costs                   2.9%         0.5%        2.2%       0.6%
Other operating income               (0.1)%       (1.1)%      (0.6)%     (0.7)%
(Loss) income from operations
before interest and taxes            (7.2)%        1.4%       (8.0)%     (0.3)%

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

     Losses from continuing operations for the six months ended June 28, 2003 and June 29, 2002 were $45.1 million and $4.4 million, respectively.



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

Selling, General and Administrative Expense ("SG&A")
----------------------------------------------------

     SG&A expense decreased approximately $1.6 million to $30.0 million in the second quarter of 2003 from $31.6 million in the second quarter of 2002. As a percentage of sales, SG&A increased to 23.5% of net sales in the second quarter of 2003 compared with 19.7% of net sales in the second quarter of 2002. The increase as a percentage of sales primarily is due to the decrease in sales as well as overhead costs, which remained high until reductions were completed late in the second quarter to re-align overhead with the reduction in locations. Reductions in labor costs and other overhead costs were partially offset by the Company's move from co-operative marketing and cost recovery programs to purchase based rebate programs in 2003, professional fees due to the company's exchange offer, and an accrual for certain anticipated litigation costs. As a percentage of sales, salaries, taxes and benefits increased by 140 basis points, elimination of a cost recovery rebate program resulted in an increase of 80 basis points and office and professional fees increased 120 basis points.

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



                                                      Employee       Property and
                                                     Separation     Other Carrying
                                                        Costs           Costs          Total
                                                        -----           -----          -----

       Accrual balance at March 29, 2003                 $147             $45           $192
       2nd Qtr Store closing and other costs            2,643           1,066          3,709
       2nd Qtr Related payments                        (2,446)         (1,039)        (3,485)
                                                        -----           -----          -----
       Accrual balance at June 28, 2003                  $344             $72           $416

       Accrual balance at March 30, 2002                  $75            $122           $197
       2nd Qtr Store closing and other costs              252             533            785
       2nd Qtr Related payments                          (327)           (583)          (910)
                                                        -----           -----          -----
       Accrual balance at June 29, 2002                    $0             $72            $72


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


Interest Expense
----------------

     In the second quarter of 2003, interest expense increased to $3.7 million from $2.8 million during the second quarter of 2002. The Company's weighted average rate of interest on all debt increased to 10.3% during the second quarter of 2003 compared to 7.7% for the same period last year. The weighted average rate of interest was affected by an increase in the effective interest rate resulting from the bond refinancing in the first quarter. See additional discussion at Note 4 to the consolidated financial statements and in Liquidity and Capital Resources included in Managements Discussion and Analysis. The Company's average debt levels decreased by 39.6% from second quarter 2002 to second quarter 2003. This decrease in outstanding debt primarily is due to the use of proceeds from the Lanoga Sale to pay down the revolving credit facility.

Income Taxes
------------

     The Company recorded a $29.6 million charge to establish a valuation allowance for its net deferred tax assets including net operating loss carryforwards during the second quarter of 2003. These conclusions were reached largely due to the uncertainty around the Company's ability to utilize certain operating loss carryforwards based primarily on the substantial doubt about the Company's ability to continue as a going concern.

     The Company will maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the valuation allowance. Until such time, except for state and local provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

     The income tax expense from continuing operations for the three-month period ended June 28, 2003 was $24.5 million, which differs from the $29.6 million disclosed above due to the impact of a $5.1 million benefit generated during the second quarter, which was fully provided for. Income tax expense from continuing operations for the three month period ended June 29, 2002 was $37,000. The Company's effective tax rate from continuing operations for the three-month period ended June 29, 2002 was 7.3% which includes franchise taxes and non-deductible items of $0.1 million.



                     Six Months Ended June 28, 2003 Compared
                     with the Six Months Ended June 29, 2002


     The following discussion is based on the results of continuing operations of the Company. The Lanoga Sale, which is treated as discontinued operations, has been excluded from prior year's results. (See Note 3 to the condensed consolidated financial statements.)

Net Sales
---------

     Net sales for the first six months of 2003 decreased $67.3 million, or 22.7%, to $228.7 million from $295.9 million in the first six months of 2002. The sales decrease primarily was attributable to a $43.3 million decline in sales from closed locations (excluding discontinued operations) and an 12.3% decline in same store sales. Total sales to building professionals represented 93.9% of total sales, compared to 93.6% for the same quarter last year. Housing starts in the Company's primary markets, the Northeast, Midwest, and South, starts were down 6.2%, up 0.4% and down 1.3%, from housing starts in the first half of 2002, respectively.

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

Selling, General, and Administrative Expense
--------------------------------------------

     SG&A expense decreased $2.0 million or 3.3% to $58.4 million in 2003 compared with $60.4 million in 2002. As a percentage of net sales, SG&A increased to 25.5% in the first six months of 2003, compared with 20.4% of net sales in the first six months of 2002. The increase as a percentage of sales primarily is due to the decrease in sales as well as overhead costs which remained high until reductions were completed late in the second quarter to re-align overhead with the reduction in locations. In addition, the Company moved from co-operative marketing and cost recovery programs to purchase based rebate programs in 2003 and has accrued for certain anticipated litigation costs. As a percentage of sales, salaries, taxes and benefits increased by 226 basis points, change to purchase base rebate program increased SG&A expense by 105 basis points and office and professional fees increased 117 basis points.

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

Store Closing Costs and Other Charges
-------------------------------------

     Pursuant to certain initiatives to improve performance and reduce under-performing assets, the Company has closed or consolidated seven locations during the first six months of 2003. The Company incurred costs of approximately $3.2 million related to severance benefits paid to senior executives and an additional 66 headquarters and 86 field personnel for the six month period ended June 28, 2003. In addition, for the same period, the Company has incurred $1.8 million in property and other carrying costs that primarily include insurance, maintenance, repair and lease commitments. During the first six months of 2002 the Company sold seven locations and consolidated one location. Employee severance costs for 74 employees and property and other carrying costs incurred during the first six months of 2002 were $1.0 million and $0.7 million respectively. The following is a summary of the activity in the reserve balances from December 29, 2001 through June 29, 2002 and from December 28, 2002 through June 28, 2003 (in thousands):


                                                   Employee      Property and
                                                  Separation    Other Carrying
                                                    Costs           Costs          Total
                                                    -----           -----          -----

       Accrual balance at December 28, 2002          $385             $15           $400
       1st Qtr Store closing and other costs          605             701          1,306
       1st Qtr Related payments                      (843)           (671)        (1,514)
                                                    -----           -----          -----
       Accrual balance at March 29, 2003             $147             $45           $192
       2nd Qtr Store closing and other costs        2,643           1,066          3,709
       2nd Qtr Related payments                    (2,446)         (1,039)        (3,485)
                                                    -----           -----          -----
       Accrual balance at June 28, 2003              $344             $72           $416

       Accrual balance at December 29, 2001           139             286            425
       1st Qtr Store closing and other costs          763             199            962
       1st Qtr Related payments                      (827)           (363)        (1,190)
                                                    -----           -----          -----
       Accrual balance at March 30, 2002              $75            $122           $197
       2nd Qtr Store closing and other costs          252             533            785
       2nd Qtr Related payments                      (327)           (583)          (910)
                                                    -----           -----          -----
       Accrual balance at June 29, 2002                $-             $72            $72

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

Interest Expense
----------------

     Interest expense increased to $7.1 million in the first six months of 2003 from $5.7 million in the first six months of 2002. Interest expense in 2003 includes a charge for the write-off of a portion of debt issue costs related to the Fleet Credit Agreement of $0.5 million. The Company's weighted-average interest rate on all outstanding borrowings increased to 10.7% during this period, compared to 8.2% for the comparable period last year. The weighted average interest rate was affected by an increase in the effective interest rate resulting from the bond refinancing in the first quarter. See additional discussion at Note 4 to the condensed consolidated financial statements and in Liquidity and Capital Resources included in Managements Discussion and Analysis. The Company's average debt levels decreased by 43.5% from first half of 2002 to first half 2003. This decrease in outstanding debt primarily is due to the use of proceeds from the Lanoga Sale to pay down the revolving credit facility.

Income Taxes
------------

     The Company recorded a $29.6 million charge to establish a valuation allowance for its net deferred tax assets including net operating loss carryforwards during the second quarter of 2003. These conclusions were reached largely due to the uncertainty around the Company's ability to utilize certain operating loss carryforwards based primarily on the substantial doubt about the Company's ability to continue as a going concern.

     The Company will maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the valuation allowance. Until such time, except for state and local provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

     The income tax expense from continuing operations for the six-month period ended June 28, 2003 was $19.7 million, which differs from the $29.6 million disclosed above due to the impact of a $9.9 million benefit generated during the six month period, which was fully provided for. Income tax expense from continuing operations for the six-month period ended June 29, 2002 was $2.4 million which included franchise taxes and non-deductible items of $0.1 million. The Company's effective tax rate from continuing operations for the six-month period ended June 29, 2002 was 35.0%.

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

     During the first six months of 2003, net cash used in operating activities was $32.9 million compared with net cash provided by operating activities of $6.7 for the first six months of 2002. The increase in cash used in operating activities primarily is due to net losses for the period and increases in inventory and accounts receivable from December 28, 2002 to June 28, 2003.

     The Company's accounts receivable from continuing operations at June 28, 2003 increased $8.6 million. This increase primarily is the result of the seasonal increase in sales.

     The Company's inventory balance at June 28, 2003 increased $2.7 million or 5.5% when compared to the balance at December 28, 2002. This increase primarily is also the result of the seasonal increase in sales. Accounts payable and accrued liabilities at June 28, 2003 increased approximately $2.4 million from December 28, 2002.

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

     The Company maintained excess availability under the Merrill Credit Agreement throughout the first six months of 2003. The Company's receivables and inventory typically increase in the second and third quarters of the year due to higher sales in the peak building season. In these same periods, the Company typically reaches its peak utilization of its revolving credit agreement because of the increased inventory and receivables needed for the peak building season. At June 28, 2003, the Company had outstanding borrowings under the Merrill Credit Agreement of $64.4 million, the minimum availability requirement was $15.0 million and the unused availability was $27.7 million. Therefore, as of June 28, 2003 after all reserves and minimums, the Company had $12.7 million of excess availability.

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

     The Company continues to carry Senior Subordinated Notes due in December 2003 of approximately $21.1 million. The Company does not believe it will generate sufficient cash from operations to pay the principal amount of the Senior Subordinated Notes when due. The Company may seek to secure the necessary funds through the sale of additional equity, through borrowings or both. There is no assurance that the Company will be able to obtain such funds or whether such funds can be obtained on terms acceptable to the Company. If the Company secures additional funds through the issuance of additional equity securities, the Company's existing stockholders will likely experience dilution of their present equity ownership position and voting rights. Depending on the number of shares and the terms and conditions of the issuance, any new equity securities could have rights, preferences, or privileges senior to those of the Company's common stock. If the Company secured funds through additional borrowings, the terms and conditions of such borrowings could be more onerous to the Company than the terms and conditions of the Company's existing senior subordinated notes or other existing borrowings. The Company also believes that even if the principal amount of the Senior Subordinated Notes are paid it will need to increase revenues to generate sufficient cash to pay the increase in interest in its Senior Secured Notes to 18%, effective December 15, 2003. In addition, the Company has retained an investment bank, Brown Gibbons Lang & Company, to assist in finalizing the Company's plans to improve its capital structure with the objective of providing longer term sustainability. (See additional discussion at Note 10 to the financial statements).

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

     On March 28, 2003, the Company requested the lenders to extend the due date for delivery of certain Deposit Account Control Agreements, as defined by the Merrill Credit Agreement with certain local bank deposit accounts maintained by the Company. The lenders agreed to amend (First Amendment) the Merrill Credit Agreement to extend delivery of these agreements until May 31, 2003.

     As a result of (i) the Company's failure to deliver to the lenders its fiscal 2002 audited financial statements by March 30, 2003 and (ii) as of April 4, 2003, Riverside Group Inc. and J. Steven Wilson ceasing between them to own at least 25% of the Company's outstanding common stock and Imagine Investments, Inc. owning a greater percentage of such shares than Riverside and Mr. Wilson, certain events of default arose under the Merrill Credit Agreement. Such defaults were simultaneously waived by the lenders and the Merrill Credit Agreement was amended (Second Amendment) in certain respects, including the addition of a provision which permitted the Company to make a severance payment to Mr. Wilson and placed a limitation on the Company's ability to repurchase, redeem or retire Senior Subordinated Notes. In connection with such waiver and amendments, the Company paid to the lenders a fee of $312,500.

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

     As of June 28, 2003, the Company was in compliance with its bank covenants with the exception of its minimum EBITDA requirement. On August 15, 2003, the lenders agreed to waive the default of its minimum EBITDA requirement and amend the levels of EBITDA as defined within the Merrill Credit Agreement (Fourth Amendment). In addition, it amended the original credit agreement to include a
1.5 million prepayment of term loan by September 20, 2003, less any prepayment from the proceeds of the sale of certain real estate. Also, it amended the original credit agreement to state that without the prior written consent of required lenders, in no event will the proceeds of the revolving loans be used to consummate (i) any redemption or purchase of Senior Subordinated Notes due 2003 or (ii) any voluntary redemption or purchase of Senior Secured Notes due 2005. Further, the agreement requires that the Company maintain minimum availability of $15 million for the remainder of the agreement and a 25 basis points increase in interest spreads. In connection with such waiver and amendments, the Company paid to the lenders a fee of $100,000.

     As of June 28, 2003 there was $64.4 million outstanding under the Merrill Credit Agreement of which $39.8 million was revolving credit and $24.6 million was term notes. The spread on prime rate borrowings under the Merrill Credit Agreement ranges from 1.25% to 2.00% over prime for revolving loans and 2.00% to 2.75% over prime under the term notes. The spread for LIBOR based borrowing ranges from 2.50% to 3.25% over LIBOR for revolving loans and 3.25% to 4.00% over LIBOR for term notes. The spread over the prime or LIBOR rates is determined based upon the Company's Fixed Charge Coverage Ratio, as defined under the Merrill Credit Agreement. However, an event of default could increase each of the Company's prime and LIBOR margins by 25 basis points. The Company's base rate on revolving loans, 6.00% at June 28, 2003 and 5.00% at December 28, 2002, included an interest spread over prime of 1.75% and 0.75%, respectively. The Company's LIBOR borrowing rate on revolving loans, 4.12% at June 28, 2003 and 4.13% at December 28, 2002, included an interest spread over LIBOR of 3.00% and 2.75%, respectively. The Company's weighted average interest rates on revolver loans were 7.23% and 6.45% for the six months ended June 28, 2003 and June 29, 2002, respectively.

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

Net Operating Loss Carryforwards
--------------------------------

     Though fully provided for, the Company has net operating loss carryforwards available to offset future taxable income of approximately $22.4 million as of December 28, 2002 expiring in the years 2011 through 2021 (see discussion in Item 2 Management's Discussion and Analysis). On July 22, 2003, as a result of Bradco Supply and its affiliates increasing their common stock holdings in the Company above 15% of total shares outstanding, an ownership change occurred as per Internal Revenue Code Section 382. A change in control of the Company, for tax purposes, may limit the Company's ability to utilize these carryforwards.

Recent Developments
-------------------

Stock Listing
-------------

     Effective September 23, 2002, the Company's stock was delisted from the NASDAQ SmallCap Market System and is currently listed on the NASDAQ OTC Bulletin Board.


Credit Facility Amendments
--------------------------

     Subsequent to the issuance of the condensed consolidated financial statements as of June 28, 2003, the Company has undergone several amendments to its Merrill Credit Agreement dated February 26, 2003. A summary of those amendments is outlined below.

     As a result of amendments during the third quarter of fiscal 2003, the spread range on prime rate borrowings under the new agreement temporarily increased to 1.5% to 2.25% over prime for revolving loans and 2.25% to 3.0% over prime under the term notes. These rate ranges are up by 25 basis points from rates negotiated in the original agreement on February 26, 2003. The spread for LIBOR based borrowing increased by the same 25 basis points, now ranging from 2.75% to 3.5% over LIBOR for revolving loans and 3.5% to 4.25% over LIBOR for term notes. These increases were the result of the default caused by the Company's failure to meet required minimum EBITDA levels described in Note 4.

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


Item 4. CONTROLS AND PROCEDURES

     The Company has performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 28, 2003. There have been no significant changes in the internal controls or other factors that could significantly affect internal controls subsequent to June 28, 2003, except as follows:

     As more fully described in Note 11 to the consolidated financial statements, subsequent to the issuance of its financial statements for the year ended December 28, 2002, the Company determined that certain interest, employee benefits, depreciation, and manufacturing related expenses related to a discontinued operation incurred during fiscal years 2002, 2001, and 2000 were not properly classified. It should be noted that these misclassifications relate to a one-time, non-recurring transaction. The Company recently implemented additional internal controls and procedures designed to better monitor unique transactions on an as needed basis and the Company is considering the establishment of a disclosure committee to further improve its internal control processes and procedures around financial reporting and public disclosures.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

     (a) None
     (b) None
     (c) None
     (d) None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits

          4.1(j)* Waiver and First Amendment to Credit Agreement, dated April 4, 2003 among Registrant and Merrill Lynch Capital as Lender and Agent for each Lender.

          4.1(k)* Waiver and Second Amendment to Credit Agreement, dated April 4, 2003 among Registrant and Merrill Lynch Capital as Lender and Agent for each Lender.


          4.1(l)* Consent and Third Amendment to Credit Agreement, dated May 31, 2003 among Registrant and Merrill Lynch Capital as Lender and Agent for each Lender.

          4.1(m)* Waiver and Fourth Amendment to Credit Agreement dated August 15, 2003 among Registrant and Merrill Lynch Capital as Lender and Agent for each Lender.

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


          * Previously filed with Form 10-Q for the quarterly period ended June 28, 2003 dated August 15, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WICKES INC.




                             By:        /s/ James J. O'Grady
                                        --------------------------------
                                        James J.  O'Grady
                                        President and Chief Executive Officer



                             By:        /s/ James A. Hopwood
                                        ------------------------------
                                        James A. Hopwood
                                        Senior Vice President and
                                        Chief Financial Officer


Date:  November 21, 2003